Form 10-Q
period 2014-09-30
Dominion Midstream Partners, LP
filed 2014-11-18
CIK 1603286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number	Exact name of registrants as specified in their charters, address of principal executive offices and registrants’ telephone number	I.R.S. Employer Identification Number
001-36684	Dominion Midstream Partners, LP	46-5135781

120 Tredegar Street

Richmond, Virginia 23219

(804) 819-2000

State or other jurisdiction of incorporation or organization of the registrant: Delaware

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒ *

*	The registrant became subject to such requirements on October 10, 2014.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 31,972,789 common units and 31, 972,789 subordinated units outstanding as of October 20, 2014.

The information in this report relates to periods that ended prior to the completion of Dominion Midstream Partners, LP’s initial public offering, and prior to the effective dates of the agreements discussed herein. Consequently, the unaudited financial statements and related discussion of financial condition and results of operations contained in this report pertain to Cove Point LNG, LP, our predecessor for accounting purposes.

Unless the context otherwise requires, references in this report to “Cove Point,” “the Predecessor,” “our predecessor,” and “we,” “our,” “us,” “our partnership” or like terms when used in a historical context (periods prior to October 20, 2014), refer to Dominion Cove Point LNG, LP as our predecessor for accounting purposes, and when used in the present tense or prospectively, “Dominion Midstream,” “we,” “our,” “us” or like terms refer to Dominion Midstream Partners, LP and its wholly-owned subsidiary, Cove Point GP Holding Company, LLC.

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition
2005 Agreement	An agreement effective March 1, 2005, in which Cove Point entered into a new agreement with the Sierra Club and the Maryland Conservation Council, Inc.

Additional Return Distributions	The additional cash distribution equal to 3.0% of Cove Point’s Modified Net Operating Income in excess of $600 million each year

Adjusted EBITDA	EBITDA after adjustment for a non-controlling interest in Cove Point held by Dominion subsequent to the Offering

AFUDC	Allowance for funds used during construction

Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion, Duke Energy Corporation, Piedmont Natural Gas Company, Inc. and AGL Resources Inc.

Audited Financial Statements	The audited financial statements of Cove Point at and for the years ended December 31, 2013 and 2012 included in the registration statement related to the Offering on Form S-1, as amended, declared effective by the SEC on October 10, 2014

Bcfe	Billion cubic feet equivalent

Blue Racer	Blue Racer Midstream, LLC, a joint venture with Caiman

Caiman	Caiman Energy II, LLC

CEO	Chief Executive Officer

CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980

CFO	Chief Financial Officer

Cove Point	Dominion Cove Point LNG, LP

Cove Point Facilities	Collectively the Liquefaction Project, Cove Point LNG Facility and Cove Point Pipeline

Cove Point Holdings	Cove Point GP Holding Company, LLC

Cove Point LNG Facility	An LNG import/regasification and storage facility located on the Chesapeake Bay in Lusby, Maryland owned by Cove Point

Cove Point Pipeline	An approximately 136-mile natural gas pipeline owned by Cove Point that connects the Cove Point LNG Facility to interstate natural gas pipelines

CPCN	Certificate of Public Convenience and Necessity

D.C.	District of Columbia

DOE	Department of Energy

Dominion	The legal entity, Dominion Resources, Inc., one or more of its consolidated subsidiaries (other than Dominion Midstream GP, LLC and its subsidiaries) or operating segments or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries

Dominion Midstream	The legal entity, Dominion Midstream Partners, LP, its consolidated subsidiary Cove Point Holdings, or the entirety of Dominion Midstream Partners, LP, and its consolidated subsidiary

DRS	Dominion Resources Services, Inc.

EA	Environmental assessment

EBITDA	Earnings before interest and associated charges, income tax expense, depreciation and amortization

EPA	Environmental Protection Agency

EPCRA	Emergency Planning and Community Right-to-Know Act

FERC	Federal Energy Regulatory Commission

FERC Order	FERC order issued on September 29, 2014 that granted authorization for Cove Point to construct, modify and operate the Liquefaction Project, subject to conditions, and also granted authorization to enhance the Cove Point Pipeline

FTA	Free Trade Agreement

FTA Authorization	Authorization from the DOE for the export of up to 1.0 Bcfe/d of natural gas to countries that have or will enter into an FTA for trade in natural gas

GAAP	U.S. generally accepted accounting principles

GHGs	Greenhouse gases

Import Shippers	The three LNG import shippers consisting of BP Energy Company, Shell NA LNG, Inc. and Statoil Natural Gas, LLC

Liquefaction Project	A natural gas export/liquefaction facility currently under development by Cove Point

LNG	Liquefied natural gas

Abbreviation or Acronym	Definition
Maryland Commission	Public Service Commission of Maryland

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MLP	Master limited partnership

Modified Net Operating Income	Cove Point’s Net Operating Income plus any interest expense included in the computation of Net Operating Income

Net Operating Income	Cove Point’s gross revenues from operations minus its interest expense and operating expenses, but excluding depreciation and amortization, as determined for U.S. federal income tax purposes

NGA	Natural Gas Act of 1938, as amended

Non-FTA Authorization	Authorization from the DOE for the export of up to 0.77 Bcfe/d of natural gas to countries that do not have an FTA for trade in natural gas

NYSE	New York Stock Exchange

Offering	The initial public offering of common units of Dominion Midstream

Preferred Equity Interest	A perpetual, non-convertible preferred equity interest entitled to the Preferred Return Distributions and the Additional Return Distributions

Preferred Return Distributions	The first $50.0 million of annual cash distributions made by Cove Point

ROFO Assets	Any of the common equity interests in Cove Point or the indirect ownership interests in Blue Racer or Atlantic Coast Pipeline subject to the right of first offer agreement with Dominion entered into in connection with the Offering

SEC	Securities and Exchange Commission

SEIF	Maryland Strategic Energy Investments Fund

Storage customers	The four local distribution companies that receive firm peaking services from Cove Point, consisting of: Atlanta Gas Light Company, Public Service Company of North Carolina, Incorporated, Virginia Natural Gas, Inc. and Washington Gas Light Company

U.S.	United States of America

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION COVE POINT LNG, LP (Predecessor)

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(millions)
Operating Revenue(1)	$65.7	$104.2	$245.8	$276.0

Operating Expenses
Purchased gas(1)	2.4	40.2	55.5	87.6
Other operations and maintenance:
Affiliated suppliers	2.1	2.0	6.0	5.9
Other	4.9	5.5	22.2	15.6
Depreciation and amortization	7.8	7.9	23.5	24.0
Other taxes	5.7	5.6	16.8	15.7

Total operating expenses	22.9	61.2	124.0	148.8

Income from operations	42.8	43.0	121.8	127.2

Other income	(0.1)	—	(0.1)	—
Interest and related charges(1)	—	—	—	—

Income from operations before income taxes	42.7	43.0	121.7	127.2
Income tax expense	16.3	16.5	46.5	45.1

Net Income	$26.4	$26.5	$75.2	$82.1

(1)	See Note 10 for amounts attributable to related parties.

The accompanying notes are an integral part of Cove Point’s Financial Statements.

DOMINION COVE POINT LNG, LP (Predecessor)

BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013(1)
	(millions)
ASSETS
Current Assets
Cash and cash equivalents	$—	$11.2
Customer receivables	19.9	20.0
Affiliated receivables	6.2	4.7
Prepayments(2)	16.8	8.7
Materials and supplies	7.9	8.4
Regulatory assets	2.9	5.5
Other	4.0	11.4

Total current assets	57.7	69.9

Property, Plant and Equipment
Property, plant and equipment	1,918.3	1,565.7
Accumulated depreciation and amortization	(218.1)	(198.3)

Total property, plant and equipment, net	1,700.2	1,367.4

Deferred Charges and Other Assets
Goodwill	45.9	45.9
Intangible assets, net	12.3	12.5
Regulatory assets	2.5	2.5

Total deferred charges and other assets	60.7	60.9

Total assets	$1,818.6	$1,498.2

(1)	Cove Point’s Balance Sheet at December 31, 2013 has been derived from the Audited Financial Statements.
(2)	See Note 10 for amounts attributable to related parties.

The accompanying notes are an integral part of Cove Point’s Financial Statements.

DOMINION COVE POINT LNG, LP (Predecessor)

BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2014	December 31, 2013(1)
	(millions)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$4.0	$3.0
Payables to affiliates	2.1	20.4
Regulatory liabilities	3.6	7.7
Deferred revenue	7.1	3.6
Natural gas imbalances(2)	4.0	9.4
Other(2)	10.6	10.8

Total current liabilities	31.4	54.9

Deferred Credits and Other Liabilities
Deferred income taxes	146.3	135.1
Regulatory liabilities	32.6	30.4
Other(2)	6.4	5.8

Total deferred credits and other liabilities	185.3	171.3

Total liabilities	216.7	226.2

Commitments and Contingencies (see Note 8)

Equity
Members’ equity	1,601.9	1,272.0

Total equity	1,601.9	1,272.0

Total liabilities and equity	$1,818.6	$1,498.2

(1)	Cove Point’s Balance Sheet at December 31, 2013 has been derived from the Audited Financial Statements.
(2)	See Note 10 for amounts attributable to related parties.

The accompanying notes are an integral part of Cove Point’s Financial Statements.

DOMINION COVE POINT LNG, LP (Predecessor)

STATEMENT OF EQUITY

(Unaudited)

Members’ Equity
(millions)
December 31, 2013	$1,272.0

Net income	75.2
Equity contribution from parent	254.7
Distributions	—

September 30, 2014	$1,601.9

The accompanying notes are an integral part of Cove Point’s Financial Statements.

DOMINION COVE POINT LNG, LP (Predecessor)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(millions)
Operating Activities
Net income	$75.2	$82.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23.5	24.0
Deferred income taxes	11.4	5.3
Changes in:
Customer and other receivables	0.1	(32.0)
Affiliated receivables	(1.5)	(3.7)
Prepayments	(8.1)	(13.2)
Materials and supplies	0.5	(0.7)
Accounts payable	1.5	49.2
Payables to affiliates	1.7	1.7
Other operating assets and liabilities	5.2	0.2

Net cash provided by operating activities	109.5	112.9

Investing Activities
Plant construction and other property additions	(353.9)	(153.2)
Other	(0.4)	(0.1)

Net cash used in investing activities	(354.3)	(153.3)

Financing Activities
Issuance of affiliated current borrowings, net	—	40.4
Contribution from parent	233.6	—

Net cash provided by financing activities	233.6	40.4

Increase (decrease) in cash and cash equivalents	(11.2)	—
Cash and cash equivalents at beginning of period	11.2	—

Cash and cash equivalents at end of period	$—	$—

Supplemental Cash Flow Information
Significant noncash investing and financing activities:
Accrued capital expenditures	$7.6	$47.7
Equity contribution from parent to relieve payables to affiliates	20.0	100.9
Equity contribution from parent related to income taxes	1.1	3.2

The accompanying notes are an integral part of Cove Point’s Financial Statements.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

Dominion Midstream is a Delaware limited partnership formed on March 11, 2014 by Dominion MLP Holding Company, LLC and Dominion Midstream GP, LLC, both indirect wholly-owned subsidiaries of Dominion, to acquire the Preferred Equity Interest and non-economic general partner interest in Cove Point from Dominion. On October 20, 2014, Dominion Midstream completed the Offering of 20,125,000 common units (including 2,625,000 common units issued pursuant to the exercise of the underwriters’ over-allotment option) representing limited partner interests. A registration statement on Form S-1, as amended through the time of its effectiveness, was filed by Dominion Midstream with the SEC and was declared effective on October 10, 2014. See Note 2 for information regarding the closing of the Offering.

The Preferred Equity Interest is a perpetual, non-convertible preferred equity interest entitled to Preferred Return Distributions so long as Cove Point has sufficient cash and undistributed Net Operating Income (determined on a cumulative basis from the closing of the Offering) from which to make Preferred Return Distributions. Preferred Return Distributions will be made on a quarterly basis and will not be cumulative. The Preferred Equity Interest is also entitled to the Additional Return Distributions.

Cove Point is the owner and operator of the Cove Point LNG Facility and the Cove Point Pipeline. The Cove Point LNG Facility is an LNG import/regasification and storage facility located on the Chesapeake Bay in Lusby, Maryland.

Basis of Presentation

The unaudited financial statements and accompanying footnotes relate to periods that ended prior to the completion of the Offering and prior to the effective date of the agreements discussed herein, and therefore, pertain to Cove Point as our predecessor. The contribution by Dominion to Dominion Midstream of the general partner interest in Cove Point and a portion of the Preferred Equity Interest upon completion of the Offering is considered to be a reorganization of entities under common control. As a result, Dominion Midstream will own the general partner of and control Cove Point and, as such, will consolidate Cove Point. Upon consolidation, Cove Point’s assets and liabilities will be recognized in Dominion Midstream’s consolidated financial statements at Dominion’s historical cost.

While, in our opinion, the financial statements contained herein are prepared in accordance with GAAP, and in compliance with the rules and regulations of the SEC, we do not believe that these financial statements are necessarily indicative of the financial results which will be reported by Dominion Midstream for periods subsequent to the Offering. See MD&A “Factors Impacting Comparability of Our Financial Results” for a description of the significant factors impacting the comparability of the Predecessor’s historical financial results and those of Dominion Midstream subsequent to the Offering.

Note 2. Initial Public Offering

Initial Public Offering

On October 15, 2014, Dominion Midstream’s common units began trading on the NYSE under the ticker symbol “DM.” On October 20, 2014, Dominion Midstream closed the Offering of 20,125,000 common units to the public at a price of $21.00 per common unit, which included a 2,625,000 common unit over-allotment option that was exercised in full by the underwriters.

In exchange for Dominion’s contribution of the general partner interest in Cove Point and a portion of the Preferred Equity Interest to us, which we contributed to Cove Point Holdings, Dominion received:

•	11,847,789 common units and 31,972,789 subordinated units, representing an aggregate 68.5% limited partner interest;

•	all of our incentive distribution rights;

•	a non-economic general partner interest; and

•	a cash distribution of $51.5 million.

Dominion Midstream received net proceeds of approximately $392.2 million from the sale of 20,125,000 common units, after deducting underwriting discounts, structuring fees and estimated offering expenses of approximately $30.4 million. Dominion Midstream utilized $340.7 million of net proceeds to make, through Cove Point Holdings, a contribution to Cove Point in exchange for the remaining portion of the Preferred Equity Interest.

Reconciliation of Cash Proceeds

(millions)
Total proceeds from the Offering	$422.6
Less: Underwriting discounts, structuring fees and estimated offering expenses	(30.4)

Net proceeds from the Offering	392.2
Less: Contribution to Cove Point for remaining portion of Preferred Equity Interest	340.7

Net proceeds distributed to Dominion from the Offering	$51.5

Dominion Credit Facility

In connection with the Offering, Dominion Midstream entered into a credit facility with Dominion with a borrowing capacity of $300 million. The facility was undrawn at the time of the Offering. A summary of certain key terms of the credit facility with Dominion is as follows:

•	No upfront commitment fee in order to enter into the facility, and no ongoing facility or similar charges assessed against undrawn amounts.

•	Five-year term, with only interest payments on any drawn amounts payable prior to maturity or acceleration.

•	Interest payments on any drawn balances are due on a quarterly basis and amounts drawn accrue interest at variable interest rates, determined based on our ratio of total debt to Adjusted EBITDA or, if we obtain long-term debt credit ratings in the future, based on such credit ratings in effect from time to time.

•	Amounts then due and payable under the credit facility will need to be satisfied prior to making any distributions to unitholders. The credit facility does not include any other financial tests, covenants or conditions that must be satisfied as a condition to making distributions for so long as the facility remains in place.

•	The credit facility contains limited representations, warranties and ongoing covenants consistent with other credit facilities made available by Dominion to certain of its other affiliates.

•	In the event we breach our payment obligations under the credit facility, or our obligations under any third-party indebtedness we may enter into in the future, or if we become subject to certain bankruptcy, insolvency, liquidation or similar proceedings, in each case after any applicable cure periods, Dominion may accelerate our payment obligations and terminate the credit facility.

•	We are required to obtain Dominion’s consent prior to creating any mortgage, security interest, lien or other encumbrance outside the ordinary course of business on any of our property, assets or revenues during the term of the facility. Failure to obtain any such consent from Dominion in the future could have an adverse impact on our ability to implement our business strategies, generate revenues and pay distributions to our unitholders.

Services Agreement

In connection with the Offering, our general partner entered into a services agreement with DRS. DRS has been formed for the purpose of providing administrative, management and other services to Dominion and its subsidiaries as a subsidiary service company. From time to time and at the option of our general partner, our general partner will request that DRS provide, and reimburse DRS for the cost of providing, such administrative, management and other services from DRS as it deems necessary or appropriate for our operations. We will reimburse our general partner and its affiliates for the associated costs of obtaining these services.

Right of First Offer

In connection with the Offering, we entered into a right of first offer agreement with Dominion, pursuant to which Dominion agreed and caused its affiliates to agree, for so long as Dominion or its affiliates, individually or as part of a group, control our general partner, that if Dominion or any of its affiliates decide to attempt to sell (other than to another affiliate of Dominion) the ROFO Assets, Dominion or its affiliate will notify us of its desire to sell such ROFO Assets and, prior to selling such ROFO Assets to a third-party, will negotiate with us exclusively and in good faith for a period of 30 days in order to give us an opportunity to enter into definitive documentation for the purchase and sale of such ROFO Assets on terms that are mutually acceptable to Dominion or its affiliate and us. If we and Dominion or its affiliate have not entered into a letter of intent or a definitive purchase and sale agreement with respect to such ROFO Assets within such 30-day period, or if any such letter of intent or agreement is entered into but subsequently terminated, Dominion or its affiliate may, at any time during the succeeding 150 day period, enter into a definitive transfer agreement with any third party with respect to such ROFO Assets on terms and conditions that, when taken as a whole, are superior, in the good faith determination of Dominion or its affiliate, to those set forth in the last written offer we had proposed during negotiations with Dominion or its affiliate, and Dominion or its affiliate has the right to sell such ROFO Assets pursuant to such transfer agreement.

Note 3. Significant Accounting Policies

As permitted by the rules and regulations of the SEC, Cove Point’s accompanying unaudited financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited financial statements prepared in accordance with GAAP. These unaudited financial statements should be read in conjunction with Cove Point’s Audited Financial Statements.

In Cove Point’s opinion, the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position as of September 30, 2014, its results of operations for the three and nine months ended September 30, 2014 and 2013, its changes in cash flows for the nine months ended September 30, 2014 and 2013 and its changes in equity for the nine months ended September 30, 2014. Such adjustments are normal and recurring in nature unless otherwise noted.

Cove Point makes certain estimates and assumptions in preparing its financial statements in accordance with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from those estimates.

The results of operations for interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, purchased gas expenses and other factors.

Certain amounts in Cove Point’s Audited Financial Statements have been reclassified to conform to the 2014 presentation for comparative purposes. The reclassifications did not affect Cove Point’s net income, total assets, liabilities, equity or cash flows.

Note 4. Operating Revenue

Cove Point’s operating revenue consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(millions)
Gas transportation and storage	$62.5	$64.0	$193.0	$192.3
Other	3.2	40.2	52.8	83.7

Total operating revenue	$65.7	$104.2	$245.8	$276.0

Note 5. Income Taxes

The statutory U.S. federal income tax rate reconciles to the effective income tax rate as follows:

	Nine Months Ended September 30,
	2014	2013
U.S. statutory rate	35.0%	35.0%
Increases resulting from:
State taxes, net of federal benefit	3.2	0.4
Other, net	—	0.1

Effective tax rate	38.2%	35.5%

As of September 30, 2014, there have been no material changes in unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 4 to the Audited Financial Statements for a discussion of these unrecognized tax benefits.

Note 6. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	September 30, 2014	December 31, 2013
	(millions)
Regulatory assets:
Unrecovered gas costs(1)	$2.7	$5.4
Other	0.2	0.1

Regulatory assets-current	2.9	5.5

Income taxes recoverable through future rates(2)	2.5	2.5

Regulatory assets-non-current	2.5	2.5

Total regulatory assets	$5.4	$8.0

Regulatory liabilities:
Overrecovered gas costs(1)	$—	$0.8
LNG cargo obligations(3)	3.0	6.7
Other	0.6	0.2

Regulatory liabilities-current	3.6	7.7

Provision for future cost of removal(4)	32.2	29.5
Other	0.4	0.9

Regulatory liabilities-non-current	32.6	30.4

Total regulatory liabilities	$36.2	$38.1

(1)	Reflects unrecovered/overrecovered gas costs at Cove Point, which are subject to annual filings with the FERC.
(2)	Amounts to be recovered through future rates to pay income taxes that become payable when rate revenue is provided to recover AFUDC-equity when such amounts are recovered through book depreciation.
(3)	Reflects obligations to the Import Shippers for LNG cargo received. See Note 8 to the Audited Financial Statements for further information.
(4)	Rates charged to customers by Cove Point include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.

At September 30, 2014, approximately $2.9 million of regulatory assets represented past expenditures on which Cove Point does not currently earn a return. These expenditures are expected to be recovered within one year.

Note 7. Regulatory Matters

The FERC regulates the transportation and sale for resale of natural gas in interstate commerce under the NGA and the Natural Gas Policy Act of 1978, as amended. Under the NGA, the FERC has varying levels of authority over rates, terms and conditions of services performed by Cove Point. The FERC also has jurisdiction over siting, construction and operation of natural gas import facilities and interstate natural gas pipeline facilities.

There have been no significant developments regarding the regulatory matters disclosed in Note 8 to the Audited Financial Statements.

Note 8. Commitments and Contingencies

As a result of issues generated in the ordinary course of business, Cove Point is involved in legal proceedings before various courts and is periodically subject to governmental examinations (including by the FERC), inquiries and investigations. Certain legal proceedings and governmental examinations involve demands for unspecified amounts of damages, are in an initial procedural phase, involve uncertainty as to the outcome of pending appeals or motions, or involve significant factual issues that need to be resolved, such that it is not possible for Cove Point to estimate a range of possible loss. For such matters that Cove Point cannot estimate, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the litigation or investigative processes such that Cove Point is able to estimate a range of possible loss. For legal proceedings and governmental examinations for which Cove Point is able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. Estimated ranges of loss are inclusive of legal fees and net of any anticipated insurance recoveries. Any estimated range is based on currently available information and involves elements of judgment and significant uncertainties. Any accrued liability is recorded on a gross basis with a receivable also recorded for any probable insurance recoveries. Any estimated range of possible loss may not represent Cove Point’s maximum possible loss exposure. The circumstances of such legal proceedings and governmental examinations will change from time to time and actual results may vary significantly from the current estimate. Management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on Cove Point’s financial position, liquidity or results of operations.

Decommissioning Costs

Under the terms of the 2005 Agreement, Cove Point would be responsible for certain onshore and offshore site restoration activities at the Cove Point site only if it voluntarily tenders title according to the terms of this agreement. As Cove Point is permitted to operate the Cove Point LNG Facility for an indefinite time period and currently has no plans to voluntarily tender title, Cove Point does not have sufficient information to determine a reasonable range of settlement dates for decommissioning and therefore has not recorded a liability.

Cove Point Natural Heritage Trust

Under the terms of the 2005 Agreement, Cove Point is required to make an annual contribution to the Cove Point Natural Heritage Trust, an affiliated non-profit trust focused on the preservation and protection of ecologically sensitive sites at or near Cove Point, of $0.3 million for each year the facility is in operation. These annual payments are recorded in other operations and maintenance expense in the Statements of Income. If Cove Point voluntarily tenders title according to the terms of this agreement, no contributions are required. There are no current plans to voluntarily tender title to the Cove Point site.

Maryland Commission Certificate of Public Convenience and Necessity

In April 2013, Cove Point filed an application with the Maryland Commission requesting authorization to construct a generating station in connection with the Liquefaction Project. In May 2014, the Maryland Commission granted the CPCN authorizing the construction of such generating station. The CPCN is contingent upon Cove Point receiving FERC approval for the Liquefaction Project and obligates Cove Point to make payments totaling approximately $48.0 million. These payments consist of $40.0 million to the SEIF over a five-year period and $8.0 million to Maryland low income energy assistance programs over a twenty-year period. We expect in the fourth quarter of 2014, upon the receipt of applicable approvals to commence construction of the generating station, to record an increase in property, plant and equipment and a corresponding liability for these payment obligations. In June 2014, a party filed a notice of petition for judicial review of the CPCN with the Circuit Court for Baltimore City in Maryland. In September 2014, the party filed with the Maryland Commission a motion to stay the CPCN pending judicial review of the CPCN. The CPCN remains in effect pending consideration of the motion by the Maryland Commission. This matter is currently pending.

Surety Bonds

At September 30, 2014, Cove Point had purchased $11.1 million of surety bonds. Under the terms of surety bonds, Cove Point is obligated to indemnify the respective surety bond company for any amounts paid.

Note 9. Credit Risk

Credit risk is the risk of financial loss if counterparties fail to perform their contractual obligations. In order to minimize overall credit risk, credit policies are maintained, including the evaluation of counterparty financial condition. In addition, counterparties may make available collateral, including letters of credit, payment guarantees, or cash deposits.

Cove Point provides service to eighteen customers, including four local distribution companies, eleven marketers or end users and the Import Shippers. The three largest customers comprised approximately 94% of the total transportation and storage revenues for each of the three and nine months ended September 30, 2014 and 2013, with Cove Point’s largest customer representing approximately 73% of such amounts in each period. Cove Point has not experienced any credit losses in connection with its trade receivables. The majority of services are under long-term contracts at FERC-approved rates.

Note 10. Related-Party Transactions

Cove Point engages in related-party transactions primarily with other Dominion subsidiaries (affiliates). Cove Point’s receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. Cove Point participates in certain Dominion benefit plans as described in Note 9 to the Audited Financial Statements. At September 30, 2014 and December 31, 2013, amounts due to Dominion associated with these benefit plans were $4.3 million and $4.1 million, respectively, recorded in other deferred credits and other liabilities in the Balance Sheets. A discussion of the significant related party transactions follows.

Transactions with Affiliates

Cove Point provides transportation services to affiliates and affiliates provide goods and services to Cove Point. The affiliated transactions are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(millions)
Sales of natural gas transportation services to affiliates	$0.5	$0.6	$1.9	$1.8
Purchased gas from affiliates	0.1	—	0.5	—
Services provided by DRS(1)(2)	3.1	2.4	9.2	6.9
Goods and services provided by affiliates to Cove Point(1)	0.8	0.7	2.3	2.7

(1)	Includes $1.8 million and $5.5 million, and $1.1 million and $3.7 million, of capitalized expenditures for the three and nine months in 2014 and 2013, respectively.
(2)	Cove Point determined that it is not the most closely associated entity with DRS, an affiliated variable interest entity, and therefore not the primary beneficiary. DRS provides accounting, legal, finance and certain administrative and technical services to all Dominion subsidiaries, including Cove Point. Cove Point has no obligation to absorb more than its allocated share of DRS costs.

Advance from Affiliate

During 2013, Cove Point received an advance from an affiliate of $20.0 million. This amount is included within payables to affiliates at December 31, 2013 and was converted to an equity contribution in March 2014.

Subsidiary Debt Transactions

At December 31, 2013, Cove Point was no longer a participant in the Dominion money pool. Interest charges related to Cove Point’s borrowings from Dominion were $0.2 million and $0.6 million for the three and nine months ended September 30, 2013, respectively, which were capitalized to property, plant and equipment. There were no borrowings or associated interest charges for the three and nine months ended September 30, 2014.

Income Taxes

Cove Point has a tax sharing agreement with Dominion described in Note 2 to the Audited Financial Statements. The balances for income taxes payable to or receivable from Dominion are provided below:

	September 30, 2014	December 31, 2013
	(millions)
Current(1)	$3.2	$1.5
Noncurrent (recorded in other liabilities)	0.3	0.3

(1)	Represents an asset for federal income taxes of $3.9 million recorded in prepayments net of a liability of $0.7 million for state income taxes recorded in other current liabilities at September 30, 2014 and a liability recorded in other current liabilities at December 31, 2013.

Natural Gas Imbalances

Cove Point maintains natural gas imbalances with affiliates. The imbalances with affiliates are provided below:

	September 30, 2014	December 31, 2013
	(millions)
Imbalances payable to affiliates	$3.3	$8.6

Note 11. Operating Segment

Cove Point is organized primarily on the basis of products and services sold in the United States. Dominion Energy, Cove Point’s primary operating segment, consists of natural gas transportation, storage and regasification services.

Cove Point also reports a Corporate and Other segment. The Corporate and Other segment primarily includes specific items attributable to Cove Point’s operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance. There were no such items in the nine months ended September 30, 2014. For the nine months ended September 30, 2013, there was a net charge of $0.1 million related to severance.

The following table presents segment information pertaining to Cove Point’s operations:

	Dominion Energy	Corporate and Other	Total
(millions)
Three Months Ended September 30, 2014
Operating revenue	$65.7	$—	$65.7
Net income	26.4	—	26.4

Three Months Ended September 30, 2013
Operating revenue	$104.2	$—	$104.2
Net income	26.5	—	26.5

Nine Months Ended September 30, 2014
Operating revenue	$245.8	$—	$245.8
Net income	75.2	—	75.2

Nine Months Ended September 30, 2013
Operating revenue	$276.0	$—	$276.0
Net income (loss)	82.2	(0.1)	82.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MD&A discusses our results of operations and general financial condition. MD&A should be read in conjunction with the Financial Statements.

Contents of MD&A

MD&A consists of the following information:

•	Forward-Looking Statements

•	Overview

•	Initial Public Offering

•	Cove Point

•	How We Evaluate Our Operations

•	Factors Impacting Comparability of Our Financial Results

•	Results of Operations

•	Segment Results of Operations

•	Accounting Matters

•	Liquidity and Capital Resources

•	Future Issues and Other Matters

Forward-Looking Statements

This report contains statements concerning expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify these forward-looking statements by such words as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “plan,” “may,” “continue,” “target” or other similar words.

We make forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to differ materially from predicted results. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other factors may cause actual results to differ materially from those indicated in any forward-looking statement. These factors include but are not limited to:

•	extreme weather events and other natural disasters, including hurricanes, high winds, severe storms, earthquakes, flooding and changes in water temperatures and availability that can cause outages and property damage to facilities;

•	federal, state and local legislative and regulatory developments, including changes in federal and state tax laws and regulations;

•	changes to federal, state and local environmental laws and regulations, including those related to climate change, the tightening of emission or discharge limits for GHGs and other emissions, more extensive permitting requirements and the regulation of additional substances;

•	the cost of environmental compliance, including those costs related to climate change;

•	counterparty credit and performance risk;

•	employee workforce factors;

•	risks of operating businesses in regulated industries that are subject to changing regulatory structures;

•	the ability to negotiate and consummate acquisitions, from Dominion and third-parties, and the impacts of such acquisitions;

•	political and economic conditions, including inflation and deflation;

•	domestic terrorism and other threats to our physical and intangible assets, as well as threats to cybersecurity;

•	the timing and receipt of regulatory approvals necessary for planned construction or any future expansion projects, including the overall development of Liquefaction Project, and compliance with conditions associated with such regulatory approvals;

•	adverse outcomes in litigation matters or regulatory proceedings;

•	the impact of operational hazards and other catastrophic events;

•	the inability to complete planned construction, conversion or expansion projects, including the Liquefaction Project, at all, or with the outcomes or within the terms and time frames initially anticipated;

•	contractual arrangements to be entered into with or performed by our customers substantially in the future, including any revenues anticipated thereunder and any possibility of termination and inability to replace such contractual arrangements;

•	capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;

•	fluctuations in interest rates and increases in our level of indebtedness;

•	changes in availability and cost of capital;

•	changes in financial or regulatory accounting principles or policies imposed by governing bodies; and

•	conflicts of interest with Dominion and its affiliates.

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Part II. Item 1A. Risk Factors in this report and the section titled “Risk Factors” in the prospectus related to the Offering dated October 14, 2014, as filed with the SEC on October 15, 2014.

Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. We caution the reader not to place undue reliance on forward-looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, differ materially from actual results. We undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

Overview

We are a growth-oriented Delaware limited partnership formed on March 11, 2014 by Dominion to initially own the Preferred Equity Interest and the general partner interest in Cove Point, which owns LNG import, storage, regasification and transportation assets. We expect that our relationship with Dominion, which has substantial additional midstream assets, should provide us the opportunity over time to grow a portfolio of natural gas terminalling, processing, storage, transportation and related assets. The Preferred Equity Interest is a perpetual, non-convertible preferred equity interest entitled to Preferred Return Distributions so long as Cove Point has sufficient cash and undistributed Net Operating Income (determined on a cumulative basis from the closing of the Offering) from which to make Preferred Return Distributions. Preferred Return Distributions will be made on a quarterly basis and will not be cumulative. The Preferred Equity Interest is also entitled to receive Additional Return Distributions, and should benefit from the expected increased cash flow and income associated with the Liquefaction Project upon completion. We expect the Preferred Equity Interest to have limited exposure to the capital expenditure requirements associated with the future expansion of the Cove Point Facilities, as Dominion, although it is under no obligation to do so, has indicated that it intends to provide such funding. Please see “Business-Preferred Equity Interest” included in the prospectus related to the Offering dated October 14, 2014, as filed with the SEC on October 15, 2014. Our results of operations and financial condition will be dependent on the performance of Cove Point, and we believe that the discussion and analysis of Cove Point’s financial condition and operations is important to our unitholders.

Initial Public Offering

On October 15, 2014, Dominion Midstream’s common units began trading on the NYSE under the ticker symbol “DM.” On October 20, 2014, Dominion Midstream closed the Offering of 20,125,000 common units to the public at a price of $21.00 per common unit, which included a 2,625,000 common unit over-allotment option that was exercised in full by the underwriters.

In exchange for Dominion’s contribution of the general partner interest in Cove Point and a portion of the Preferred Equity Interest to us, which we contributed to Cove Point Holdings, Dominion received:

•	11,847,789 common units and 31,972,789 subordinated units, representing an aggregate 68.5% limited partner interest;

•	all of our incentive distribution rights;

•	a non-economic general partner interest;

•	a cash distribution of $51.5 million.

Dominion Midstream received net proceeds of approximately $392.2 million from the sale of 20,125,000 common units, after deducting underwriting discounts, structuring fees and estimated offering expenses of approximately $30.4 million. Dominion Midstream utilized $340.7 million of net proceeds to make, through Cove Point Holdings, a contribution to Cove Point in exchange for the remaining portion of the Preferred Equity Interest.

See Note 2 to the Financial Statements for a discussion of the significant contracts entered into in connection with the closing of the Offering.

Cove Point

Cove Point’s operations consist of LNG import and storage services at the Cove Point LNG Facility and the transportation of domestic natural gas and regasified LNG to Mid-Atlantic markets via the Cove Point Pipeline. Following binding commitments by counterparties, Cove Point has requested regulatory approval to operate the Cove Point LNG Facility as a bi-directional facility, able to import LNG and vaporize it as natural gas or to liquefy domestic natural gas and export it as LNG. We believe our relationship with Dominion should enable us to grow our cash flows, asset portfolio and cash distributions to unitholders over time. In the near term, we expect that Cove Point will generate cash and cumulative Net Operating Income in excess of that required to make payments of Preferred Return Distributions based on its long-term contracts for regasification at the Cove Point LNG Facility and firm transportation services on the Cove Point Pipeline. These cash flows are supported by existing long-term contracts with firm reservation charges for substantially all of the regasification and storage capacity of the Cove Point LNG Facility and all of the transportation capacity of the Cove Point Pipeline.

Cove Point’s customers are required to pay fixed monthly charges, regardless of whether they use the amount of capacity they have paid to reserve at the Cove Point LNG Facility. Firm transportation services are generally provided based on a reservation-based fee that is designed to recover Cove Point’s fixed costs and earn a reasonable return. Cove Point’s firm transportation customers are required to pay fixed monthly fees, regardless of whether they use their reserved capacity. The Cove Point Pipeline serves as the primary method of transportation of natural gas supplies to or from the Cove Point LNG Facilities.

In April 2013, Cove Point filed its application with the FERC requesting authorization to construct, modify and operate the Liquefaction Project, as well as enhance the Cove Point Pipeline. In May 2014, the FERC staff issued its EA for the Liquefaction Project. In the EA, the FERC staff addressed a variety of topics related to the proposed construction and development of the Liquefaction Project and its potential impact to the environment, including in the areas of geology, soils, groundwater, surface waters, wetlands, vegetation, wildlife and aquatic resources, special status species, land use, recreation, socioeconomics, air quality and noise, reliability and safety, and cumulative impacts. Based on the analysis in the EA, the FERC staff determined that with the implementation of appropriate mitigation measures in these areas, the Liquefaction Project can be built and operated safely with no significant impact to the environment.

In September 2014, Cove Point received the FERC Order. The conditions regarding the Liquefaction Project set forth in the FERC Order largely incorporate the mitigation measures proposed in the EA. Cove Point’s estimated cost of complying with those conditions is already included in its overall estimated cost of the Liquefaction Project of approximately $3.4 to $3.8 billion, excluding financing costs. In October 2014, upon receipt of applicable approvals, Cove Point commenced construction of the Liquefaction Project. In connection with the commencement of construction, certain existing property, plant and equipment may be subject to accelerated depreciation. We estimate such amount to be $7.0 million, which is expected to be incurred in the fourth quarter of 2014.

A party could request rehearing of the FERC Order within 30 days from the date the order was issued by the FERC and there is no prescribed timeframe for the FERC to issue its order on rehearing. Three parties submitted timely requests for rehearing. A party may appeal a rehearing order issued by the FERC to an applicable court of appeals within 60 days of the date the rehearing order is issued. A request for rehearing does not stay the FERC Order. In order to stay the FERC Order, a party would need to file a request for a stay and neither the FERC nor a court would typically stay the FERC Order pending rehearing or on appeal absent a showing of irreparable harm and a likelihood of success on the merits by the party requesting the stay. However, the FERC Order could be stayed, modified, vacated, or rescinded, in whole or in part, temporarily or otherwise, in the future as result of any stay request, rehearing request or court appeal. One party requested a stay, to which Cove Point filed a response asking that the FERC deny the motion for stay.

In April 2013, Cove Point also filed an application with the Maryland Commission requesting authorization to construct a generating station in connection with the Liquefaction Project. In May 2014, the Maryland Commission granted the CPCN authorizing the construction of such generating station. The CPCN was conditional upon Cove Point receiving FERC approval for the Liquefaction Project and obligates Cove Point to make payments over time totaling approximately $48.0 million. These payments consist of $40.0 million to the SEIF over a five-year period and $8.0 million to Maryland low income energy assistance programs over a twenty-year period. In June 2014, a party filed a notice of petition for judicial review of the CPCN with the Circuit Court for Baltimore City in Maryland. In September 2014, the party filed with the Maryland Commission a motion to stay the CPCN pending judicial review of the CPCN. The CPCN remains in effect pending consideration of the motion by the Maryland Commission.

How We Evaluate Our Operations

Our management uses a variety of financial metrics to analyze our performance. These metrics are significant factors in assessing our operating results and include: (1) EBITDA; (2) Adjusted EBITDA; and (3) distributable cash flows.

EBITDA, Adjusted EBITDA and Distributable Cash Flows

EBITDA represents net income including non-controlling interest before interest and related charges, income tax and depreciation and amortization. Although we have not quantified Adjusted EBITDA and distributable cash flows for our Predecessor, we intend to use these metrics to analyze our performance. We define Adjusted EBITDA as EBITDA after adjustment for a non-controlling interest in Cove Point held by Dominion subsequent to the Offering. We define distributable cash flows as EBITDA adjusted for known timing differences between cash and income, less capital expenditures, plus contributions from Dominion to fund capital expenditures, less cash attributable to the non-controlling interest in Cove Point held by Dominion subsequent to the Offering, and less general and administrative expenses of Dominion Midstream. These are used as supplemental financial measures by our management and by external users of our financial statements, such as investors and securities analysts, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of our assets to generate cash sufficient to pay interest on our indebtedness, if any, and to make distributions; and

•	our operating performance and return on invested capital as compared to those of other publicly traded companies that own energy infrastructure assets, without regard to their financing methods and capital structure.

EBITDA should not be considered an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA excludes some, but not all, items that affect net income and operating income, and these measures may vary among other companies. Therefore, EBITDA as presented may not be comparable to similarly titled measures of other companies.

Factors Impacting Comparability of Our Financial Results

Our historical results of operations and cash flows for the periods presented may not be comparable, either from period to period, or going forward, principally for the following reasons:

Import Contracts

Cove Point has historically operated as an LNG import facility, under various long-term import contracts. Since 2010, Dominion has renegotiated certain existing LNG import contracts in a manner that will result in a significant reduction in pipeline and storage capacity utilization and associated anticipated revenues during the period from 2017 through 2028. Such amendments created the opportunity for Dominion to explore the Liquefaction Project, which, assuming it becomes operational, will extend the economic life of Cove Point and contribute to Dominion’s overall growth plan. In total, these renegotiations reduced Cove Point’s expected annual revenues from the import-related contracts by approximately $150 million from 2017 through 2028, partially offset by approximately $50 million of additional revenues in the years 2013 through 2017.

Liquefaction Project

Following the completion and initial startup phase of the Liquefaction Project, we expect that Cove Point will be able to pay the Preferred Return Distributions using a small percentage of its total available cash flows, as we expect Cove Point’s total annual revenues, including reservation charges on the Cove Point Pipeline, to increase substantially notwithstanding the expiration or termination of any existing contracts with its Import Shippers or Storage Customers.

Income Taxes

Federal and state income taxes are reflected on the historical financial statements of Cove Point. Dominion Midstream is a non-taxable entity and will not record any provision for income taxes in its consolidated financial statements.

General and Administrative Expenses

Dominion Midstream anticipates incurring incremental general and administrative expenses annually as a result of operating as a publicly traded partnership, such as expenses associated with annual and quarterly reporting; tax return and Schedule K-1 preparation and distribution expenses; Sarbanes-Oxley compliance expenses; expenses associated with listing on the NYSE; independent auditor fees; legal fees; investor relations expenses; registrar and transfer agent fees; director and officer insurance expenses; and director compensation expenses. Additionally, our financial results will reflect our obligation to reimburse our general partner and its affiliates for all direct and indirect expenses incurred and payments made on our behalf. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform various general, administrative and support services for us or on our behalf, and corporate overhead costs and expenses allocated to us by Dominion. Our partnership agreement provides that our general partner will determine the costs and expenses that are allocable to us. We estimate an increase in general and administrative expenses of approximately $3.0 million annually.

Results of Operations

Presented below are selected amounts related to Cove Point’s results of operations:

	Third Quarter			Year-To-Date
	2014	2013	$ Change	2014	2013	$ Change
(millions)
Operating revenue	$65.7	$104.2	$(38.5)	$245.8	$276.0	$(30.2)
Purchased gas	2.4	40.2	(37.8)	55.5	87.6	(32.1)

Net revenue	63.3	64.0	(0.7)	190.3	188.4	1.9

Other operations and maintenance	7.0	7.5	(0.5)	28.2	21.5	6.7
Depreciation and amortization	7.8	7.9	(0.1)	23.5	24.0	(0.5)
Other taxes	5.7	5.6	0.1	16.8	15.7	1.1
Other income	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Interest and related charges	—	—	—	—	—	—
Income tax expense	16.3	16.5	(0.2)	46.5	45.1	1.4

Net income	26.4	26.5	(0.1)	75.2	82.1	(6.9)
EBITDA	50.5	50.9	(0.4)	145.2	151.2	(6.0)

The following table presents a reconciliation of EBITDA to the most directly comparable GAAP financial measure for each of the periods indicated.

	Third Quarter		Year-to-Date
	2014	2013	2014	2013
(millions)
Adjustments to reconcile net income to EBITDA:
Net income:	$26.4	$26.5	$75.2	$82.1
Add:
Depreciation and amortization	7.8	7.9	23.5	24.0
Interest and related charges	—	—	—	—
Income tax expense	16.3	16.5	46.5	45.1

EBITDA	$50.5	$50.9	$145.2	$151.2

Overview

Net revenue reflects operating revenue less purchased gas expense. Purchased gas expense includes the value of natural gas fuel retained for use in routine operations and the cost of LNG cooling cargo purchases. Increases or decreases in purchased gas expenses are offset by corresponding increases or decreases in operating revenues and are thus financially neutral to Cove Point. LNG cooling cargo purchases are required for Cove Point to maintain the cryogenic readiness of the Cove Point LNG Facility. Each year, one or two LNG cooling cargos are procured and billed to the Import Shippers pursuant to certain provisions in its FERC gas tariff.

An analysis of Cove Point’s results of operations follows:

Third Quarter 2014 vs. 2013

As a result of Cove Point’s fixed contractual services, there were no significant variances in the third quarter except that operating revenue and purchased gas expense decreased as Cove Point received no LNG cooling cargos in 2014 compared to the receipt of one LNG cooling cargo in 2013.

Year-To-Date 2014 vs. 2013

Net revenue increased 1% primarily reflecting an increase in other revenue from payments received as a result of the renegotiation of certain import-related contracts. Operating revenue and purchased gas expense decreased as Cove Point received one LNG cooling cargo in 2014 compared to the receipt of two LNG cooling cargos in 2013.

Other operations and maintenance increased 31%, primarily due to an increase in stakeholder outreach expenses for the Liquefaction Project.

Other taxes increased 7%, primarily due to:

•	An increase in the property tax assessment of the Cove Point LNG Facility of $0.5 million; and

•	The absence of a $0.5 million reduction of property taxes recognized in 2013 to reflect the actual amount billed to Cove Point.

Income tax expense increased 3%, primarily due to the absence of a $3.6 million benefit resulting from an alternative apportionment of Cove Point’s income for state income tax purposes in 2013, partially offset by lower pre-tax income in 2014 ($2.1 million).

Segment Results of Operations

Presented below is a summary of contributions by Cove Point’s operating segments to net income:

	Third Quarter			Year-To-Date
	2014	2013	$ Change	2014	2013	$ Change
(millions)
Dominion Energy	26.4	26.5	(0.1)	75.2	82.2	(7.0)
Corporate and Other	—	—	—	—	(0.1)	0.1

Consolidated	$26.4	$26.5	$(0.1)	$75.2	$82.1	$(6.9)

Dominion Energy

The following table summarizes, on an after-tax basis, the key factors impacting the Dominion Energy Segment’s net income contribution between the third quarter, and year-to-date, of 2013 and 2014.

	Third Quarter	Year-to-Date
	Increase (Decrease)
(millions)
Renegotiation of certain import-related contracts	$—	$2.0
Stakeholder outreach expenses for the Liquefaction Project	—	(4.2)
State income tax benefit in 2013	—	(3.6)
Other	(0.1)	(1.2)

Change in net income contribution	$(0.1)	$(7.0)

Corporate and Other

Corporate and Other includes specific items that are not included in profit measures evaluated by management in assessing segment performance or in allocating resources among the segments. See Note 11 to the Financial Statements in this report for discussion of these items.

Accounting Matters

Critical Accounting Policies and Estimates

As of September 30, 2014, there have been no significant changes to our critical accounting estimates disclosed in the prospectus related to the Offering dated October 14, 2014, as filed with the SEC on October 15, 2014.

Liquidity and Capital Resources

Overview

We expect our principal sources of liquidity will be distributions received from Cove Point from our Preferred Equity Interest, borrowings under our credit facility with Dominion, and issuances of debt and equity securities, and we believe that cash from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements and pay distributions. We expect we will have sufficient distributable cash flow to pay the minimum quarterly distribution of $0.175 per common unit and subordinated unit, which equates to $11.2 million per quarter, or $44.8 million per year in the aggregate, based on the number of common units and subordinated units outstanding immediately after the completion of the Offering. However, we do not have a legal or contractual obligation to pay distributions quarterly or on any other basis or at the minimum quarterly distribution rate or at any other rate, and there is no guarantee that we will pay distributions to our unitholders in any quarter.

Outstanding Indebtedness; Dominion Credit Facility

Cove Point had no outstanding indebtedness at September 30, 2014.

In connection with the Offering, we entered into a $300 million credit facility with Dominion, allowing us to competitively pursue acquisitions and future organic growth opportunities or to otherwise meet our financial needs. A summary of certain key terms of the credit facility with Dominion is as follows:

•	No upfront commitment fee in order to enter into the facility, and no ongoing facility or similar charges assessed against undrawn amounts.

•	Five-year term, with only interest payments on any drawn amounts payable prior to maturity or acceleration.

•	Interest payments on any drawn balances are due on a quarterly basis and amounts drawn accrue interest at variable interest rates, determined based on our ratio of total debt to Adjusted EBITDA or, if we obtain long-term debt credit ratings in the future, based on such credit ratings in effect from time to time.

•	Amounts then due and payable under the credit facility will need to be satisfied prior to making any distributions to unitholders. The credit facility does not include any other financial tests, covenants or conditions that must be satisfied as a condition to making distributions for so long as the facility remains in place.

•	The credit facility contains limited representations, warranties and ongoing covenants consistent with other credit facilities made available by Dominion to certain of its other affiliates.

•	In the event we breach our payment obligations under the credit facility, or our obligations under any third-party indebtedness we may enter into in the future, or if we become subject to certain bankruptcy, insolvency, liquidation or similar proceedings, in each case after any applicable cure periods, Dominion may accelerate our payment obligations and terminate the credit facility.

•	We are required to obtain Dominion’s consent prior to creating any mortgage, security interest, lien or other encumbrance outside the ordinary course of business on any of our property, assets or revenues during the term of the facility. Failure to obtain any such consent from Dominion in the future could have an adverse impact on our ability to implement our business strategies, generate revenues and pay distributions to our unitholders.

Capital Spending

The total costs of developing the Liquefaction Project are estimated to be $3.4 billion to $3.8 billion, excluding financing costs. Through September 30, 2014, Cove Point incurred $690.5 million of development costs associated with the Liquefaction Project. We intend to cause Cove Point to use the net proceeds contributed to it from the Offering to fund a portion of development and construction costs associated with the Liquefaction Project. As existing revenue streams and cash from operating activities will be insufficient for Cove Point to complete the Liquefaction Project, Dominion has indicated that it intends to provide the funding necessary for the remaining development costs and other capital expenditures of Cove Point, but it is under no contractual obligation to do so and has not secured all of the funding necessary to cover these costs, as it intends to finance these costs as they are incurred using its consolidated operating cash flows in addition to proceeds from capital markets transactions. However, Dominion has entered into guarantee arrangements on behalf of Cove Point to facilitate the Liquefaction Project, including guarantees supporting the terminal services and transportation agreements as well as the engineering, procurement and construction contract for the Liquefaction Project. Two of the guarantees have no stated limit, one guarantee has a $150 million limit, and one guarantee has a $1.75 billion aggregate limit with an annual draw limit of $175 million. In the event that Dominion does not satisfy its obligations under these guarantee arrangements or otherwise does not agree to provide the funding necessary for the remaining development costs and other capital expenditures of Cove Point, or is unable to obtain such funding in the amounts required or on terms acceptable to Dominion, Cove Point would require substantial external debt or equity financing to complete the development of the Liquefaction Project.

Cash Flows

The following table summarizes our cash flow for the periods indicated:

	Nine Months Ended September 30,
	2014	2013
(millions)
Cash and cash equivalents at beginning of period	$11.2	$—
Cash flows provided by (used in):
Operating activities	109.5	112.9
Investing activities	(354.3)	(153.3)
Financing activities	233.6	40.4

Net increase (decrease) in cash and cash equivalents	(11.2)	—

Cash and cash equivalents at end of period	$—	$—

Operating Activities

In the first nine months of 2014, net cash provided by Cove Point’s operating activities decreased by $3.4 million, primarily due to higher operating and maintenance expenses, partially offset by lower income tax payments and net changes in working capital items, compared to the first nine months of 2013.

Investing Activities

In the first nine months of 2014, net cash used in Cove Point’s investing activities increased by $201.0 million, primarily due to higher expenditures for the Liquefaction Project, compared to the first nine months of 2013.

Financing Activities

In the first nine months of 2014, net cash provided by Cove Point’s financing activities increased by $193.2 million compared to the first nine months of 2013, primarily due to capital contributions from Dominion.

Customer Concentration

Cove Point provides service to eighteen customers, including four local distribution companies, eleven marketers or end users and the Import Shippers. The three largest customers comprised approximately 94% of the total transportation and storage revenues for each of the three and nine months ended September 30, 2014 and 2013, with Cove Point’s largest customer representing approximately 73% of such amounts in each period. Cove Point has not experienced any credit losses in connection with its trade receivables. The majority of services are under long-term contracts at FERC-approved rates.

Contractual Obligations

As of September 30, 2014, there have been no material changes outside the ordinary course of business to Cove Point’s contractual obligations as disclosed in the section titled “MD&A” included in the prospectus related to the Offering dated October 14, 2014, as filed with the SEC on October 15, 2014.

Off-Balance Sheet Arrangements

Other than the holding of surety bonds as discussed in Note 8 to the Financial Statements, Cove Point had no off-balance sheet arrangements at September 30, 2014.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of the Financial Statements that may impact our future results of operations, financial condition and/or cash flows. This section should be read in conjunction with the sections titled “MD&A” and “Business” in the prospectus related to the Offering dated October 14, 2014, as filed with the SEC on October 15, 2014.

In December 2014, Cove Point plans to file two applications to request FERC authorization to construct and operate facilities that will provide firm transportation services for new power generating facilities located in Maryland. The $30.6 million St. Charles Transportation Project will provide 132,000 Dths per day of firm transportation service from Cove Point’s interconnect with Transcontinental Gas Pipe Line in Fairfax County, Virginia to CPV Maryland, LLC’s plant in Charles County, Maryland. Service under a 20-year contract is expected to commence in June 2016.

The $36.6 million Keys Transportation Project will provide 107,000 Dths per day of firm transportation service from Cove Point’s interconnect with Transcontinental Gas Pipe Line in Fairfax County, Virginia to Keys Energy Center, LLC’s plant in Prince George’s County, Maryland. Service under a 20-year contract is expected to commence in March 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

The information about market risks for the three and nine months ended September 30, 2014, does not differ materially from that disclosed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in the prospectus related to the Offering dated October 14, 2014, as filed with the SEC on October 15, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the CEO and CFO. Based upon that evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2014, the end of the period covered by this report.

Internal Control Over Financial Reporting and Changes in Internal Control Over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules that generally require every company that files reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. Our first Annual Report on Form 10-K will not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of effectiveness of our internal control over financial reporting as of December 31, 2015. We are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act while we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012.

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time Dominion Midstream and Cove Point may be alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed or agreed to by Dominion Midstream or Cove Point, as applicable, or permits issued by various local, state or federal agencies for the construction or operation of facilities. Administrative proceedings may also be pending on these matters. In addition, in the ordinary course of business Dominion Midstream and Cove Point may be involved in various legal proceedings.

In August 2014, Cove Point received a “Request to Show Cause” from the EPA alleging violations of certain release reporting requirements under CERCLA and EPCRA. In February 2013, Cove Point first reported to the EPA a continuous release of ammonia emissions from the NOx control systems attached to its electric generating turbines as a part of normal operations. While these emissions are not subject to permit limits, Cove Point verified and submitted to the EPA that the ammonia emissions periodically exceeded the reporting threshold between December 2012 and February 2013. Cove Point has further submitted to the EPA the required written follow-up reports. Cove Point and the EPA have reached an agreement in principle on a proposed consent agreement which includes a penalty of $365,000. The resolution of this consent agreement is not expected to have a material effect on Dominion Midstream.

See Note 8 to the Financial Statements in this report for discussions on various environmental and other regulatory proceedings to which Dominion Midstream and Cove Point are parties.

ITEM 1A. RISK FACTORS

Other than the risk factor discussed below, there have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” in the prospectus related to the Offering dated October 14, 2014, as filed with the SEC on October 15, 2014.

Certain approvals for construction of the Liquefaction Project may be subject to further conditions, review and/or revocation.

While Cove Point has received authorization from the DOE to export LNG to non-FTA countries, the Non-FTA Authorization is subject to review, and the DOE may impose additional approval and permit requirements in the future or revoke the Non-FTA Authorization should the DOE conclude that such export authorization is inconsistent with the public interest or that Cove Point has not complied with the terms and conditions of the authorization. Additionally, three parties submitted timely requests for rehearing of the FERC Order and one party filed a motion to stay the FERC Order. The Maryland Commission’s final order with respect to the CPCN has been appealed to the Circuit Court for Baltimore City and is the subject of a motion to stay with the Maryland Commission. Furthermore, the construction of the Liquefaction Project may require further governmental and regulatory reviews and approvals. Cove Point does not know whether any existing or potential interventions or other actions by third parties will interfere with its ability to maintain such permits or approvals. The failure by Cove Point to maintain the permits and approvals necessary to complete and operate the Liquefaction Project could have a material adverse effect on its operations, financial condition, and ability to make payments on our Preferred Equity Interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 10, 2014, our registration statement on Form S-1 (SEC Registration No. 333-194864), as amended, that we filed with the SEC related to the Offering became effective. Barclays, Citigroup and J.P. Morgan served as representatives of the several underwriters for the Offering. The closing date of the Offering was October 20, 2014, and Dominion Midstream sold 20,125,000 common units to the public, which included a 2,625,000 common unit over-allotment option that was exercised in full by the underwriters, at a price of $21.00 per common unit, resulting in gross proceeds of approximately $422.6 million. A summary of the proceeds received and the use of proceeds is as follows:

(millions)
Proceeds received from the sale of common units	$422.6

Use of proceeds:
Underwriting discounts	25.4
Structuring fees	2.1
Estimated offering expenses	2.9
Contribution to Cove Point for remaining portion of Preferred Equity Interest	340.7
Distribution to Dominion	51.5

Total	$422.6

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Dominion Midstream Partners, LP (Exhibit 3.1, Form S-1 Registration Statement filed March 28, 2014, File No. 333-194864).

3.2	First Amended and Restated Agreement of Limited Partnership of Dominion Midstream Partners, LP, dated October 20, 2014, by and between Dominion Midstream GP, LLC and Dominion MLP Holding Company, LLC (Exhibit 3.1, Form 8-K filed October 20, 2014, File No. 1-36684).

4.1	Registration Rights Agreement by and between Dominion Midstream Partners, LP and Dominion MLP Holding Company, LLC (Exhibit 3.1, Form 8-K filed October 20, 2014, File No. 1-36684).

10.1	Contribution Agreement , dated as of October 10, 2014, by and among Dominion Midstream Partners, LP, Dominion Midstream GP, LLC, Dominion Cove Point, Inc., Cove Point GP Holding Company, LLC, Dominion Cove Point LNG, LP, Dominion MLP Holding Company, LLC and Dominion Gas Projects Company, LLC (Exhibit 10.1, Form 8-K filed October 17, 2014, File No. 1-36684).

10.2	Inter-Company Credit Agreement by and between Dominion Midstream Partners, LP and Dominion Resources, Inc. (Exhibit 10.1, Form 8-K filed October 20, 2014, File No. 1-36684).

10.3	Services Agreement by and between Dominion Midstream GP, LLC and Dominion Resources Services, Inc. (Exhibit 10.2, Form 8-K filed October 20, 2014, File No. 1-36684).

10.4	Right of First Offer Agreement by and between Dominion Midstream Partners, LP and Dominion Resources, Inc. (Exhibit 10.3, Form 8-K filed October 20, 2014, File No. 1-36684).

10.5	Second Amended and Restated Agreement of Limited Partnership of Dominion Cove Point LNG, LP by and between Dominion Midstream GP, LLC and Dominion Gas Projects Company, LLC (Exhibit 10.4, Form 8-K filed October 20, 2014, File No. 1-36684).

10.6	Third Amended and Restated Agreement of Limited Partnership of Dominion Cove Point LNG, LP by and between Cove Point GP Holding Company, LLC and Dominion Gas Projects Company, LLC (Exhibit 10.5, Form 8-K filed October 20, 2014, File No. 1-36684).

10.7*	Dominion Midstream Partners, LP 2014 Long-Term Incentive Plan (Exhibit 10.6, Form 8-K filed October 20, 2014, File No. 1-36684).

10.8†	Terminal Expansion Agreement Cove Point between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated September 1, 2006 (Exhibit 10.6, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.9†	Amendment to the Terminal Expansion Agreement between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated December 14, 2007 (Exhibit 10.7, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.10†	Acknowledgement and Amendment to the Precedent Agreement for Firm LNG Tanker Discharging Service (Expansion Project) and to the Terminal Expansion Agreement Cove Point between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated April 2009 (Exhibit 10.8, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.11	Amendment to the Terminal Expansion Agreement Cove Point between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated September 22, 2009 (Exhibit 10.9, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.12†	Agreement and Amendment to the Terminal Expansion Agreement between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated January 26, 2011 (Exhibit 10.10, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.13	Agreement and Amendment to the Terminal Expansion Agreement between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated April, 2012 (Exhibit 10.11, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.14†	Early Termination Letter Agreement between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated March 15, 2013 (Exhibit 10.12, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

31.a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.b	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial statements of Cove Point as Predecessor from Dominion Midstream’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 18, 2014, formatted in XBRL: (i) Statements of Income, (ii) Balance Sheets, (iii) Statement of Equity (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

*	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted for certain portions of this exhibit pursuant to a confidential treatment order granted by the Securities and Exchange Commission. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION MIDSTREAM PARTNERS, LP Registrant By: Dominion Midstream GP, LLC, its general partner

November 18, 2014	/s/ Michele L. Cardiff
Michele L. Cardiff
Vice President, Controller and Chief Accounting Officer