Form 10-K
period 2014-12-31
Dominion Midstream Partners, LP
filed 2015-02-27
CIK 1603286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number	Exact name of registrants as specified in their charters	I.R.S. Employer Identification Number

001-36684	DOMINION MIDSTREAM PARTNERS, LP	46-5135781

DELAWARE (State or other jurisdiction of incorporation or organization)

	120 TREDEGAR STREET RICHMOND, VIRGINIA (Address of principal executive offices)	23219 (Zip Code)

(804) 819-2000 (Registrants’ telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units Representing Limited Partner Interests	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant cannot calculate the aggregate market value of its common units held by non-affiliates as of the last business day of its most recently completed second fiscal quarter because there was no established public trading market for its common units as of such date. As of January 31, 2015, Dominion Midstream Partners, LP had 31,980,166 common units and 31,972,789 subordinated units outstanding.

Dominion Midstream Partners, LP

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Cove Point,” “the Predecessor,” “our predecessor,” and “we,” “our,” “us,” “our partnership” or like terms when used in a historical context (periods prior to October 20, 2014), refer to Dominion Cove Point LNG, LP as our predecessor for accounting purposes, and when used in the present tense or prospectively (periods beginning October 20, 2014), “Dominion Midstream,” “we,” “our,” “us” or like terms refer to Dominion Midstream Partners, LP and its wholly-owned subsidiary, Cove Point GP Holding Company, LLC.

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym	Definition
2005 Agreement	An agreement effective March 1, 2005, which Cove Point entered into with the Sierra Club and the Maryland Conservation Council, Inc.
Additional Return Distributions	The additional cash distribution equal to 3.0% of Cove Point’s Modified Net Operating Income in excess of $600 million distributed each year
Adjusted EBITDA	EBITDA after adjustment for a noncontrolling interest in Cove Point held by Dominion subsequent to the Offering
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion, Duke Energy Corporation, Piedmont Natural Gas Company, Inc. and AGL Resources Inc.
BACT	Best available control technology
Bcfe	Billion cubic feet equivalent
Blue Racer	Blue Racer Midstream, LLC, a joint venture between Dominion and Caiman
CAA	Clean Air Act
Caiman	Caiman Energy II, LLC
CAP	IRS Compliance Assurance Process
CEO	Chief Executive Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CFO	Chief Financial Officer
CGN Committee	Compensation, Governance and Nominating Committee of Dominion’s Board of Directors
CGT	Carolina Gas Transmission Corporation
CO2	Carbon dioxide
COO	Chief Operating Officer
Cove Point	Dominion Cove Point LNG, LP
Cove Point Facilities	Collectively the Liquefaction Project, Cove Point LNG Facility and Cove Point Pipeline
Cove Point Holdings	Cove Point GP Holding Company, LLC
Cove Point LNG Facility	An LNG import/regasification and storage facility located on the Chesapeake Bay in Lusby, Maryland owned by Cove Point
Cove Point Pipeline	An approximately 136-mile natural gas pipeline owned by Cove Point that connects the Cove Point LNG Facility to interstate natural gas pipelines
CPCN	Certificate of Public Convenience and Necessity
CWA	Clean Water Act
D.C.	District of Columbia
DCPI	Dominion Cove Point, Inc.
DOE	Department of Energy
Dominion

The legal entity, Dominion Resources, Inc., one or more of its consolidated subsidiaries (other than Dominion Midstream GP, LLC and its subsidiaries) or operating segments or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries

Dominion Gas	Dominion Gas Holdings, LLC
Dominion Midstream	The legal entity, Dominion Midstream Partners, LP, its consolidated subsidiary Cove Point Holdings, or the entirety of Dominion Midstream Partners, LP, and its consolidated subsidiaries
Dominion Midstream LTIP	Dominion Midstream 2014 Long-Term Incentive Plan
DOT	U.S. Department of Transportation
DRS	Dominion Resources Services, Inc.
Dth	Dekatherm
DTI	Dominion Transmission, Inc.
EA	Environmental assessment
EBITDA	Earnings before interest and associated charges, income tax expense, depreciation and amortization
EPA	Environmental Protection Agency
EPACT	Energy Policy Act of 2005
EPCRA	Emergency Planning and Community Right-to-Know Act
ERISA	The Employee Retirement Income Security Act of 1974
Export Customers	ST Cove Point, LLC, a joint venture of Sumitomo Corporation and Tokyo Gas Co., Ltd., and GAIL Global (USA) LNG LLC
FERC	Federal Energy Regulatory Commission
FERC Order

FERC order issued on September 29, 2014 that granted authorization for Cove Point to construct, modify and operate the Liquefaction Project, subject to conditions, and also granted authorization to enhance the Cove Point Pipeline

FTA	Free Trade Agreement
FTA Authorization	Authorization from the DOE for the export of up to 1.0 Bcfe/day of natural gas to countries that have or will enter into an FTA for trade in natural gas

Abbreviation or Acronym	Definition
GAAP	U.S. generally accepted accounting principles
GHGRP	Greenhouse Gas Reporting Program
GHG	Greenhouse gas
IDR	Incentive distribution right
Import Shippers	The three LNG import shippers consisting of BP Energy Company, Shell NA LNG, Inc. and Statoil
IRS	Internal Revenue Service
Liquefaction Project	A natural gas export/liquefaction facility currently under construction by Cove Point
LNG	Liquefied natural gas
Maryland Commission	Public Service Commission of Maryland
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MLP	Master limited partnership, equivalent to publicly traded partnership
Modified Net Operating Income	Cove Point’s Net Operating Income plus any interest expense included in the computation of Net Operating Income
Mtpa	Million metric tons per annum
NAAQS	National Ambient Air Quality Standards
Net Operating Income	Cove Point’s gross revenues from operations minus its interest expense and operating expenses, but excluding depreciation and amortization, as determined for U.S. federal income tax purposes
NGA	Natural Gas Act of 1938, as amended
NGPSA	Natural Gas Pipeline Safety Act of 1968, as amended
NO2	Nitrogen dioxide
Non-FTA Authorization	Authorization from the DOE for the export of up to 0.77 Bcfe/day of natural gas to countries that do not have an FTA for trade in natural gas
Non-Open Access Services	Non-open access, proprietary non-jurisdictional services with rates, terms and conditions that are determined by arm’s length negotiations with customers
NOx	Nitrogen oxide
NYSE	New York Stock Exchange
Offering	The initial public offering of common units of Dominion Midstream
Open Access Services	Open access jurisdictional services with cost-based rates and terms and conditions that are part of a tariff approved by the FERC
OSHA	Federal Occupational Safety and Health Act, as amended
PHI	Pepco Holdings, Inc.
PHMSA	Pipeline and Hazardous Materials Safety Administration
Preferred Equity Interest	A perpetual, non-convertible preferred equity interest in Cove Point entitled to the Preferred Return Distributions and the Additional Return Distributions
Preferred Return Distributions	The first $50.0 million of annual cash distributions made by Cove Point
PSD	Prevention of Significant Deterioration
PSIA	Pipeline Safety Improvement Act of 2002
RCRA	Resource Conservation and Recovery Act as amended
RGGI	Regional Greenhouse Gas Initiative
ROFO Assets

Any of the common equity interests in Cove Point or the indirect ownership interests in Blue Racer or Atlantic Coast Pipeline subject to the right of first offer agreement with Dominion entered into in connection with the Offering

SEC	Securities and Exchange Commission
SEIF	Maryland Strategic Energy Investments Fund
SO2	Sulfur dioxide
Statoil	Statoil Natural Gas, LLC
Storage Customers

The four local distribution companies that receive firm peaking services from Cove Point, consisting of Atlanta Gas Light Company; Public Service Company of North Carolina, Incorporated; Virginia Natural Gas, Inc. and Washington Gas Light Company

Transco	Transcontinental Gas Pipe Line, LLC
U.S.	United States of America
Virginia Power	Virginia Electric and Power Company

Part I

Item 1. Business

OVERVIEW

Dominion Midstream is a growth-oriented Delaware limited partnership formed on March 11, 2014 by Dominion to acquire the Preferred Equity Interest and the general partner interest in Cove Point from Dominion. We expect that our relationship with Dominion, which has substantial additional midstream assets, should provide us the opportunity over time to grow a portfolio of natural gas terminaling, processing, storage, transportation and related assets.

A registration statement on Form S-1, as amended through the time of its effectiveness, was filed by Dominion Midstream with the SEC and was declared effective on October 10, 2014. Dominion Midstream’s common units began trading on the NYSE on October 15, 2014, under the ticker symbol “DM.” On

October 20, 2014, Dominion Midstream completed the Offering of 20,125,000 common units representing limited partner interests.

Cove Point owns and operates the Cove Point LNG Facility and the Cove Point Pipeline. Cove Point is currently generating significant revenue and earnings from annual reservation payments under certain regasification, storage and transportation contracts.

Dominion Midstream manages its daily operations through one operating segment, Dominion Energy, which consists of LNG import, transportation and storage. In addition to the Dominion Energy operating segment, Dominion Midstream also reports a Corporate and Other segment, which primarily includes specific items attributable to its operating segment that are not included in profit measures evaluated by executive management in assessing the operating segment’s performance. See Note 17 to the Consolidated Financial Statements for further discussions of Dominion Midstream’s operating segment, which information is incorporated herein by reference.

ORGANIZATIONAL STRUCTURE

The following diagram depicts Dominion Midstream’s organizational and ownership structure at December 31, 2014.

ASSETS AND OPERATIONS

Preferred Equity Interest

Our sole cash flow generating asset is the Preferred Equity Interest which is entitled to Preferred Return Distributions so long as Cove Point has sufficient cash and undistributed Net Operating Income (determined on a cumulative basis from the closing of the Offering) from which to make Preferred Return Distributions. Preferred Return Distributions will be made on a quarterly basis and will not be cumulative. The Preferred Equity Interest is also entitled to the Additional Return Distributions and should benefit from the expected increased cash flows and income associated with the Liquefaction Project once it is completed.

We expect that Cove Point will generate cash and cumulative Net Operating Income in excess of that required to make Preferred Return Distributions through the expected completion of the Liquefaction Project in late 2017 and thereafter. We base our expectation on the existing long-term contracts with firm reservation charges for substantially all of the regasification and storage capacity of the Cove Point LNG Facility and all of the transportation capacity of the Cove Point Pipeline and the expectation that the Liquefaction Project will commence operations in late 2017. While we expect Cove Point’s cash flows and Net Operating Income from its existing import contracts and associated transportation contracts to decrease as those contracts expire in 2017 and 2023, we expect the cash flows and Net Operating Income from the Liquefaction Project, once completed, to replace and substantially exceed Cove Point’s cash flows and Net Operating Income from its existing import contracts and associated transportation contracts. See description of the Liquefaction Project under Assets and Operations – Cove Point. Until the Liquefaction Project is completed, Cove Point will be prohibited from making a distribution on its common equity interests until it has a distribution reserve sufficient to pay two quarters of Preferred Return Distributions (and two quarters of similar distributions with respect to any other preferred equity interest in Cove Point). We intend to cause Cove Point to fully fund such distribution reserve by December 31, 2016, but there can be no assurance that funds will be available or sufficient for such purpose or that Cove Point will have sufficient cash and undistributed Net Operating Income to permit it to continue to make Preferred Return Distributions after the expiration of certain of its contracts in 2017. We do not expect to cause Cove Point to make distributions on its common equity, or the Additional Return Distributions, prior to the Liquefaction Project commencing commercial service. No distribution reserve will be established for the Additional Return Distributions.

Cove Point

Cove Point is a Delaware limited partnership, of which Dominion Midstream owns the preferred equity interests and the general partner interest and Dominion owns the common equity interests. Cove Point’s operations currently consist of LNG import and storage services at the Cove Point LNG Facility and the transportation of domestic natural gas and regasified LNG to Mid-Atlantic markets via the Cove Point Pipeline. Following binding commitments from counterparties, Cove Point requested regulatory approval to operate the Cove Point LNG Facility as a bi-directional facility, able to import LNG and vaporize it as natural gas or to liquefy domestic natural gas and export it as LNG.

COVE POINT’S IMPORT/STORAGE/REGASIFICATION FACILITIES

The Cove Point LNG Facility includes an offshore pier, LNG storage tanks, regasification facilities and associated equipment required to (i) receive imported LNG from tankers, (ii) store LNG in storage tanks, (iii) regasify LNG and (iv) deliver regasified LNG to the Cove Point Pipeline. The Cove Point LNG Facility has an operational peak regasification capacity of approximately 1.8 million Dths/day and an aggregate LNG storage capacity of 695,000 cubic meters of LNG, or approximately 14.6 Bcfe, all of which is currently fully contracted. In addition, the Cove Point LNG Facility has an existing liquefier (unrelated to the Liquefaction Project) capable of liquefying approximately 15,000 Dths/day of natural gas. This liquefaction capacity is primarily used to liquefy natural gas received from domestic customers that store LNG in our tanks for use during peak periods of natural gas demand. Cove Point offers both Open Access Services and Non-Open Access Services. Cove Point’s two-berth pier is located approximately 1.1 miles offshore in the Chesapeake Bay. Cove Point operates the Cove Point LNG Facility on an integrated basis with no equipment exclusively used for the benefit of Open Access Services or Non-Open Access Services.

Cove Point currently provides services under (i) long-term agreements with the Import Shippers for an aggregate of 1.0 million Dths/day of firm and off-peak regasification capacity, and (ii) long-term agreements for an aggregate 204,000 Dths/day of firm capacity with the Storage Customers who receive firm peaking services, whereby the Storage Customers deliver domestic natural gas to the Cove Point LNG Facility to be liquefied and stored during the summer for withdrawal on a limited number of days at peak times during the winter. Cove Point also has an additional 800,000 Dths/day of regasification capacity committed under a separate agreement with Statoil, one of the Import Shippers. In 2014, the Import Shippers comprised approximately 95% of total consolidated revenues for Dominion Midstream. Cove Point’s customers are required to pay fixed monthly charges, regardless of whether they use the amount of capacity they have paid to reserve at the Cove Point LNG Facility. Following the expiration of certain Cove Point regasification and transportation contracts with Statoil in 2017, the resulting available storage and transportation capacity will be utilized in connection with the Liquefaction Project.

COVE POINT’S PIPELINE FACILITIES

The Cove Point Pipeline is a 36-inch diameter bi-directional underground, interstate natural gas pipeline that extends approximately 88 miles from the Cove Point LNG Facility to interconnections with pipelines owned by Transco in Fairfax County, Virginia, and with Columbia Gas Transmission LLC and DTI, both in Loudoun County, Virginia. In 2009, the original pipeline was expanded to include a 36-inch diameter loop that extends approximately 48 miles, roughly 75% of which is parallel to the original pipeline. Cove Point has two existing compressor stations at its interconnections with the three upstream interstate pipelines. The Loudoun Compressor Station is located at the western end of the Cove Point Pipeline where it interconnects with the pipeline systems of DTI and Columbia Gas Transmission LLC. The Pleasant Valley Compressor Station is located roughly 13 miles to the southeast of the Loudoun Compressor Station, where the Cove Point Pipeline interconnects with Transco’s pipeline system.

Cove Point offers open-access transportation services, including firm transportation, off-peak firm transportation and interruptible transportation, with cost-based rates and terms and conditions that are subject to the jurisdiction of the FERC. Firm transportation services are generally provided based on a reservation-based fee that is designed to recover Cove Point’s fixed costs and earn a reasonable return. The firm transportation customers are required to pay fixed monthly fees, regardless of whether they use their reserved capacity for the Cove Point Pipeline. Cove Point also provides certain incrementally priced, firm transportation services that are associated with expansion projects. The Export Customers will be responsible for procuring their own natural gas supplies and transporting such supplies to the Cove Point Pipeline, which serves as the primary method of transportation of natural gas supplies to or from the Cove Point LNG Facilities.

In December 2014, Cove Point filed two applications to request FERC authorization to construct and operate facilities that will provide firm transportation services for new power generating facilities located in Maryland. The $30.6 million St. Charles Transportation Project will provide 132,000 Dths/day of firm transportation service from Cove Point’s interconnect with Transco in Fairfax County, Virginia to Competitive Power Venture Maryland, LLC’s power generating facility in Charles County, Maryland. Service under a 20-year contract is expected to commence in June 2016. The $36.6 million Keys Energy Project will provide 107,000 Dths/day of firm transportation service from Cove Point’s interconnect with Transco in Fairfax County, Virginia to Keys Energy Center, LLC’s power generating facility in Prince George’s County, Maryland. Service under a 20-year contract is expected to commence in March 2017.

COVE POINT’S EXPORT/LIQUEFACTION FACILITIES

Cove Point is in the process of constructing the Liquefaction Project, which will consist of one LNG train with a design nameplate outlet capacity of 5.25 Mtpa. It is expected to be placed in service in late 2017. Under normal operating conditions and after accounting for maintenance downtime and other losses, the firm contracted capacity for LNG loading onto ships will be approximately 4.6 Mtpa (0.66 Bcfe/day). Cove Point has authorization from the DOE to export up to 0.77 Bcfe/day (approximately 5.75 Mtpa) should the liquefaction facilities perform better than expected. Once completed, the Liquefaction Project will enable the Cove Point LNG Facility to liquefy domestically produced natural gas and export it as LNG. The Liquefaction Project will be constructed on land already owned by Cove Point, which is within the developed area of the existing Cove Point LNG Facility, and will be integrated with a number of the facilities that are currently operational. Domestic natural gas will be delivered to the Cove Point LNG Facility through the Cove Point Pipeline for liquefaction and will be exported as LNG. The total costs of developing the Liquefaction Project are estimated to be $3.4 billion to $3.8 billion, excluding financing costs. Through December 31, 2014, Cove Point incurred $930.4 million of development and construction costs associated with the Liquefaction Project. Dominion has indicated that it intends to provide the funding necessary for the remaining construction costs for the Liquefaction Project, but it is under no obligation to do so.

The total installed storage capacity of the facility is 695,000 cubic meters of LNG, or approximately 14.6 Bcfe of gas. LNG will be pumped from the tanks to the offshore pier for loading onto LNG vessels for export. Many of the existing facilities at the Cove Point LNG Facility will be used as part of the Liquefaction Project. The Liquefaction Project will utilize existing storage tanks at the Cove Point LNG Facility to store LNG produced by the liquefaction facilities, together with on-site power generation and control systems, and will utilize the existing off-shore two-berth pier and insulated LNG and gas piping from the pier to the on-shore Cove Point LNG Facility. Cove Point also anticipates constructing new facilities to liquefy the natural gas delivered to the Cove Point LNG Facility through the Cove Point Pipeline on land it already owns (which encompasses more than 1,000 acres). No change will be made to the Cove Point LNG Facility’s current storage, import, or regasification capabilities and only minor modifications will be made to the Cove Point LNG Facility itself, such as adding piping tie-ins and electrical/control connections to integrate the liquefaction facility with the existing LNG vaporization facilities.

COVE POINT’S EXPORT CUSTOMERS

Cove Point has executed service contracts for the Liquefaction Project with the Export Customers, each of which has contracted for 50% of the available capacity. The Export Customers together will have firm access to 6.8 Bcfe of the existing storage capacity, which will be made available upon the expiration of Cove Point’s import contracts with Statoil, with the balance of such capacity available for Cove Point’s Import Shippers and Storage Customers. The Export Customers have each entered into a 20-year agreement for the planned liquefaction and export services, which they may annually elect to switch to import services, provided that the other customer also agrees to switch. In addition, each of the Export Customers has entered into a pipeline precedent agreement for an accompanying 20-year service agreement for firm transportation on the Cove Point Pipeline.

Cove Point will provide terminal services for the Export Customers as a tolling service, and the Export Customers will be responsible for procuring their own natural gas supplies and transporting such supplies to or from the Cove Point LNG Facilities. Following the completion and initial startup phase of the Liquefaction Project, Cove Point anticipates that total revenues, including reservation charges on the Cove Point Pipeline, will be in excess of $800 million per year. To deliver the feed gas for liquefaction to the Cove Point LNG Facility, each Export Customer entered into a firm transportation service agreement to utilize the Cove Point Pipeline, with a maximum firm transportation quantity of 430,000 Dths/day for each Export Customer. This amount of firm transportation capacity will enable Export Customers to deliver to the Cove Point LNG Facility the feed gas, including fuel, required on days of peak liquefaction, utilizing both their firm liquefaction rights and an expected level of authorized overrun service. In the event of an election of import/regasification service, each of the Export Customers will have a regasification capacity of 330,000 Dths/day.

RELATIONSHIP WITH DOMINION

We view our relationship with Dominion as a significant competitive strength. We believe this relationship will provide us with potential acquisition opportunities from a broad portfolio of existing midstream assets that meet our strategic objectives, as well as access to personnel with extensive technical expertise and industry relationships. Dominion has granted us a right of first offer with respect to any future sale of its common equity interests in Cove Point. We may also acquire newly issued common equity or additional preferred equity interests in Cove Point in the future, provided that any issuances of additional equity interests in Cove Point would require both our and Dominion’s approval. Any additional equity interests that we acquire in Cove Point would allow us to participate in the significant growth in cash flows and income expected following the completion of the Liquefaction Project. In addition, acquisition opportunities may arise from future midstream pipeline, terminaling, processing, transportation and storage assets acquired or constructed by Dominion.

Dominion, headquartered in Richmond, Virginia, is one of the nation’s largest producers and transporters of energy. Dominion’s strategy is to be a leading provider of electricity, natural gas and related services to customers primarily in the eastern region of the U.S. At December 31, 2014, Dominion served over 5 million utility and retail energy customers in 10 states and operated one of the nation’s largest underground natural gas storage systems, with approximately 947 Bcfe of storage capacity. Dominion’s portfolio of midstream pipeline, terminaling, processing, transportation and storage assets includes its indirect ownership interests in Blue Racer and Atlantic Coast Pipeline, both of which are described in more detail below, and the assets and operations of Dominion Gas. Dominion Gas consists of (i) The East Ohio Gas Company d/b/a Dominion East Ohio, a regulated natural gas distribution operation, (ii) DTI, an interstate natural gas transmission pipeline company, and (iii) Dominion Iroquois, Inc., which holds a 24.72% general partner interest in Iroquois Gas Transmission System L.P.

Blue Racer is a midstream energy company focused on the design, construction, operation and acquisition of midstream assets. Blue Racer was formed to provide midstream services to natural gas producers operating in the Utica Shale formation in Ohio and portions of Pennsylvania, and is an equal partnership between Dominion and Caiman, with Dominion contributing midstream assets, including both gathering and processing assets, and Caiman contributing private equity capital. Midstream services offered by Blue Racer include gathering, processing, fractionation, and natural gas liquids transportation and marketing. Blue Racer is expected to leverage Dominion’s existing presence in the Utica region with significant additional new capacity designed to meet producer needs as the development of the Utica Shale formation increases.

Atlantic Coast Pipeline is a limited liability company among Dominion (which owns 45% of the company), Duke Energy Corporation (which owns 40%), Piedmont Natural Gas Company, Inc. (which owns 10%) and AGL Resources Inc. (which owns 5%). Atlantic Coast Pipeline is focused on constructing an approximately 550-mile natural gas pipeline running from West Virginia through Virginia to North Carolina to increase natural gas supplies in the region. Construction of the pipeline is subject to receiving all necessary regulatory and other approvals, including without limitation CPCNs from the FERC and all required environmental permits. DTI will provide the services necessary to oversee the construction of, and to subsequently operate and maintain, the facilities and projects undertaken by, and subject to the approval of, Atlantic Coast Pipeline. The pipeline is expected to serve as a new, independent route for shale and conventional interstate gas supplies for markets in the mid-Atlantic region of the U.S.

Dominion is our largest unitholder, holding 11,847,789 common units (approximately 37% of all outstanding) and 31,972,789 subordinated units (100% of all outstanding), owns our general partner and owns 100% of our IDRs. As a result of its significant ownership interests in us, we believe Dominion will be motivated to support the successful execution of our business strategies and will provide us with acquisition opportunities, although it is under no obligation to do so. Dominion views us as a significant part of its growth strategy, and we believe that Dominion will be incentivized to contribute or sell additional assets to us and to pursue acquisitions jointly with us in the future. However, Dominion will regularly evaluate acquisitions and dispositions and may, subject to compliance with our right of first offer with respect to Cove Point, Blue Racer and Atlantic Coast Pipeline elect to acquire or dispose of assets in the future without offering us the opportunity to participate in those transactions. Moreover, Dominion will continue to be free to act in a manner that is beneficial to its interests without regard to ours, which may include electing not to present us with future acquisition opportunities.

See Note 14 to the Consolidated Financial Statements for a discussion of the significant contracts entered into in connection with the closing of the Offering.

COMPETITION

Substantially all of the regasification and storage capacity of the Cove Point LNG Facility, and all of the transportation capacity of the Cove Point Pipeline is currently under contract, and the proposed Liquefaction Project’s capacity is also fully contracted under long-term fixed reservation fee agreements. However, in the future Cove Point may compete with other independent terminal operators as well as major oil and gas companies on the basis of terminal location, services provided and price. Competition from terminal operators primarily comes from refiners and distribution companies with marketing and trading arms.

REGULATION

Dominion Midstream is subject to regulation by various federal, state and local authorities, including the SEC, FERC, EPA, DOE, DOT and Maryland Commission.

FERC Regulation

The design, construction and operation of interstate natural gas pipelines, LNG terminals (including the Liquefaction Project) and other facilities, the import and export of LNG, and the transportation of natural gas are all subject to various regulations, including the approval of the FERC under Section 3 (for LNG terminals) and Section 7 (for interstate transportation facilities) of the NGA to construct and operate the facilities. For the Cove Point LNG Facility, Cove Point is required to maintain authorization from the FERC under Section 3 and Section 7 of the NGA. The design, construction and operation of the Cove Point LNG Facility and its proposed Liquefaction Project, and the import and export of LNG, are highly regulated activities. The FERC’s approval under Section 3 and Section 7 of the NGA, as well as several other material governmental and regulatory approvals and permits, are required for the proposed Liquefaction Project.

Under the NGA, the FERC is granted authority to approve, and if necessary, set “just and reasonable rates” for the transportation, including storage, or sale of natural gas in interstate commerce. In addition, under the NGA, with respect to the jurisdictional services, we are not permitted to unduly discriminate or grant undue preference as to our rates or the terms and conditions of service. The FERC has the authority to grant certificates allowing construction and operation of facilities used in interstate gas transportation and authorizing the provision of services. Under the NGA, the FERC’s jurisdiction generally extends to the transportation of natural gas in interstate commerce, to the sale in interstate commerce of natural gas for resale for ultimate consumption for domestic, commercial, industrial, or any other use, and to natural gas companies engaged in such transportation or sale. However, the FERC’s jurisdiction does not extend to the production or local distribution of natural gas.

In general, the FERC’s authority to regulate interstate natural gas pipelines and the services that they provide includes:

•	Rates and charges for natural gas transportation and related services;
•	The certification and construction of new facilities;
•	The extension and abandonment of services and facilities;
•	The maintenance of accounts and records;
•	The acquisition and disposition of facilities;
•	The initiation and discontinuation of services; and
•	Various other matters.

In May 2011, Cove Point filed a general rate case for its FERC-jurisdictional services, with proposed rates to be effective July 2011. In July 2012, the FERC issued an order approving a stipulation and agreement among Cove Point, the FERC trial staff and the other active parties in the rate case resolving all issues set for hearing by the FERC and establishing the mechanism for operational purchases of LNG, with settlement rates effective April 2012. Pursuant to the terms of the settlement, future operational purchases of LNG are not expected to affect Cove Point’s net results of operations. Cove Point and settling customers are subject to a rate moratorium through December 31, 2016. Cove Point is required to file its next rate case in 2016 with rates to be effective January 1, 2017.

LIQUEFACTION PROJECT

In April 2013, Cove Point filed its application with the FERC requesting authorization to construct, modify and operate the Liquefaction Project, as well as enhance the Cove Point Pipeline. In May 2014, the FERC staff issued its EA for the Liquefaction Project. In the EA, the FERC staff addressed a variety of topics related to the proposed construction and development of the Liquefaction Project and its potential impact to the environment, including in the areas of geology, soils, groundwater, surface waters, wetlands, vegetation, wildlife and aquatic resources, special status species, land use, recreation, socioeconomics, air quality and noise, reliability and safety, and cumulative impacts. In September 2014, Cove Point received the FERC Order, which authorized the construction and operation of the Liquefaction Project. In the FERC Order, the FERC concluded that if constructed and operated in accordance with Cove Point’s application and supplements, and in compliance with the environmental conditions set forth in the FERC Order, the Liquefaction Project would not constitute a major federal action significantly affecting the quality of the human environment. In October 2014, Cove Point commenced construction of the Liquefaction Project.

Three parties submitted timely requests for rehearing on the FERC Order. There is no prescribed timeframe for the FERC to issue its order on rehearing. A party may appeal a rehearing order issued by the FERC to an applicable court of appeals within 60 days of the date the rehearing order is issued. A request for rehearing does not stay the FERC Order. In order to stay the FERC Order, a party would need to file a request for a stay and neither the FERC nor a court would typically stay the FERC Order pending rehearing or on appeal absent a showing of irreparable harm and a likelihood of success on the merits by the party requesting the stay. However, the FERC Order could be stayed, modified, vacated, or rescinded, in whole or in part, temporarily or otherwise, in the future as result of any stay request, rehearing request or court appeal. One party requested a stay, to which Cove Point filed a response asking that the FERC deny the motion for stay.

Energy Policy Act of 2005

The EPACT and the FERC’s policies promulgated thereunder contain numerous provisions relevant to the natural gas industry and to interstate pipelines. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties. Additionally, the EPACT amended Section 3 of the NGA to establish or clarify the FERC’s exclusive authority to approve or deny an application for the siting, construction, expansion or operation of LNG terminals, although except as specifically provided in the EPACT, nothing in the EPACT is intended to affect otherwise applicable law related to any other federal agency’s authorities or responsibilities related to LNG terminals. The EPACT amended the NGA to, among other things, prohibit market manipulation. In accordance with the EPACT, the FERC issued a final rule making it unlawful for any entity, in connection with the purchase or sale of natural gas or transportation service subject to the FERC’s jurisdiction, to defraud, make an untrue statement or omit a material fact or engage in any practice, act or course of business that operates or would operate as a fraud.

DOE Regulation

Prior to importing or exporting LNG, Cove Point must receive approvals from the DOE. Cove Point previously received import authority in connection with the construction and operation of the Cove Point LNG Facility and more recently also received authority to export the commodity.

In October 2011, the DOE granted FTA Authorization for the export of up to 1.0 Bcfe/day of natural gas to countries that have or will enter into an FTA for trade in natural gas. In September 2013, the DOE also granted Non-FTA Authorization approval for the export of up to 0.77 Bcfe/day of natural gas to countries that do not have an FTA for trade in natural gas. The FTA Authorization and Non-FTA Authorization have 25- and 20-year terms, respectively.

DOT Regulation

The Cove Point Pipeline is subject to regulation by the DOT, under the PHMSA, pursuant to which PHMSA has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. The NGPSA requires certain pipelines to comply with safety standards in constructing and operating the pipelines and subjects the pipelines to regular inspections.

The PSIA, which is administered by the DOT Office of Pipeline Safety, governs the areas of testing, education, training and communication. The PSIA requires pipeline companies to perform extensive integrity tests on natural gas transportation pipelines that exist in high population density areas designated as “high consequence areas.” Pipeline companies are required to perform the integrity tests on a seven-year cycle. The risk ratings are based on numerous factors, including the population density in the geographic regions served by a particular pipeline, as well as the age and condition of the pipeline and its protective coating. Testing consists of hydrostatic testing, internal electronic testing, or direct assessment of the piping. In addition to the pipeline integrity tests, pipeline companies must implement a qualification program to make certain that employees are properly trained. Pipeline operators also must develop integrity management programs for gas transportation pipelines, which requires pipeline operators to perform ongoing assessments of pipeline integrity; identify and characterize applicable threats to pipeline segments that could impact a high consequence area; improve data collection, integration and analysis; repair and remediate the pipeline, as necessary; and implement preventive and mitigation actions. The Cove Point Pipeline is also subject to the Pipeline Safety, Regulatory Certainty, and Jobs Creation Act of 2011, which regulates safety requirements in the design, construction, operation and maintenance of interstate natural gas transmission facilities.

State Regulation

The Maryland Commission regulates electricity suppliers, fees for pilotage services to vessels, construction of a generating station and certain common carriers engaged in the transportation for hire of persons in the state of Maryland. See Note 11 to the Consolidated Financial Statements for additional information.

Employee Health and Safety

Cove Point is subject to a number of federal and state laws and regulations, including OSHA, and comparable state statutes,

whose purpose is to protect the health and safety of workers. Cove Point has an internal safety, health and security program designed to monitor and enforce compliance with worker safety requirements, and routinely reviews and considers improvements in its programs. Cove Point is also subject to the United States Coast Guard’s Maritime Security Standards for Facilities, which are designed to regulate the security of certain maritime facilities. Cove Point believes that it is in material compliance with all applicable laws and regulations related to worker health and safety. Notwithstanding these preventative measures, incidents may occur, including those outside of Cove Point’s control.

ENVIRONMENTAL REGULATION

General

Cove Point’s operations are subject to stringent and comprehensive federal, regional, state and local laws and regulations governing occupational health and safety and environmental protection. These laws and regulations may, among other things, require the acquisition of permits or other approvals to conduct regulated activities, restrict the amounts and types of substances that may be released into the environment, limit operational capacity of the facilities, require the installation of environmental controls, limit or prohibit construction activities in sensitive areas such as wetlands or areas inhabited by endangered or threatened species and impose substantial liabilities for pollution resulting from Cove Point’s operations. The cost of complying with applicable environmental laws, regulations and rules is expected to be material. Failure to comply with these laws and regulations may also result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory and remedial obligations, and the issuance of orders enjoining some or all of Cove Point’s operations in affected areas.

Dominion Midstream is committed to compliance with all applicable environmental laws, regulations and rules related to its operations. Cove Point has applied for or obtained the necessary environmental permits for the operation of its facilities. Many of these permits are subject to reissuance and continuing review. Additional information related to Dominion Midstream’s environmental compliance matters, including current and planned capital expenditures relating to environmental compliance, can be found in Future Issues and Other Matters in Item 7. MD&A.

Air Emissions

The regulation of air emissions under the CAA and comparable state laws and regulations restrict the emission of air pollutants from many sources and also impose various monitoring and reporting requirements. The CAA New Source Review regulations require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or install and operate specific equipment or technologies to control emissions. Obtaining necessary air permits has the potential to delay the development of our projects.

The regulation of air emissions under the CAA requires that we obtain various construction and operating permits, including

Title V air permits, and incur capital expenditures for the installation of certain air pollution control devices at our facilities. We have taken and expect to continue to take certain measures to comply with various regulations specific to our operations, such as National Emission Standards for Hazardous Air Pollutants, New Source Performance Standards, New Source Review and federal and state regulatory measures imposed to meet NAAQS. We have incurred, and expect to continue to incur, substantial capital expenditures to maintain compliance with these and other air emission regulations that have been promulgated or may be promulgated or revised in the future.

Global Climate Change

The national and international attention in recent years on GHG emissions and their relationship to climate change has resulted in federal, regional and state legislative and regulatory action in this area. Dominion Midstream supports national climate change legislation that would provide a consistent, economy-wide approach to addressing this issue and is currently taking action to protect the environment and address climate change while meeting the future needs of its customers. Dominion Midstream’s CEO and its management are responsible for compliance with the laws and regulations governing environmental matters, including climate change.

In response to findings that emissions of GHGs present an endangerment to public health and the environment, the EPA adopted regulations under existing provisions of the CAA in April 2010, that require a reduction in emissions of GHGs from motor vehicles. These rules took effect in January 2011 and established GHG emissions as regulated pollutants under the CAA. In June 2014, the U.S. Supreme Court ruled that the EPA lacked the authority under the CAA to require PSD or Title V permits for stationary sources based solely on GHG emissions. However, the Court upheld the EPA’s ability to require BACT for GHG for sources that are otherwise subject to PSD or Title V permitting for conventional pollutants. On July 24, 2014, the EPA issued a memorandum specifying that it will no longer apply or enforce federal regulations or EPA-approved PSD state implementation plan provisions that require new and modified stationary sources to obtain a PSD permit when GHGs are the only pollutant that would be emitted at levels that exceed the permitting thresholds. In addition, the EPA stated that it will continue to use the existing thresholds to apply to sources that are otherwise subject to PSD for conventional pollutants until it completes a new rulemaking either justifying and upholding those thresholds or setting new ones. Some states have issued interim guidance that follows the EPA guidance. Due to uncertainty regarding what additional actions states may take to amend their existing regulations and what action the EPA ultimately takes to address the court ruling under a new rulemaking, we cannot predict the impact to the financial statements at this time.

In January 2015, the EPA announced plans to reduce methane emissions from the oil and gas sector including natural gas processing and transmission sources as part of its Climate Action Plan. The plan would impose regulations to reduce methane from new sources, including compressor stations, to be proposed in the summer 2015 and finalized in 2016. The EPA will develop control technology guidelines to reduce emissions of volatile organic compounds from existing sources in ozone nonattainment areas and the Northeast Ozone Transport Region (which includes states within which Dominion Midstream operates facilities). The EPA will also consider enhanced reporting and leak detection. The plan will rely on current EPA and industry voluntary reduction efforts, including EPA’s Natural Gas Star program as well as pipeline safety and natural gas infrastructure improvements in coordination with other federal agencies. Until these regulations and guidelines are finalized, we are unable to predict future requirements or estimate compliance costs with certainty.

Maryland, along with eight other Northeast states, has implemented regulations requiring reductions in carbon dioxide emissions through the RGGI, a cap and trade program covering carbon dioxide emissions from electric generating units in the Northeast. The CPCN states that the Liquefaction Project must submit a Climate Action Plan to the Maryland Department of the Environment and gain approval of the plan. Additionally, by not connecting to the larger grid, the Liquefaction Project generating station is exempt from purchasing RGGI carbon emission allowances. Furthermore, the CPCN requires Cove Point to make payments over time totaling approximately $48 million to the SEIF and Maryland low income energy assistance programs.

GHG EMISSIONS

Dominion began tracking and reporting GHG emissions at the Cove Point LNG Facility in 2010 under EPA’s GHGRP and voluntarily tracked such emissions prior to 2010. A comprehensive methane leak survey is conducted each year in accordance with the EPA rule to detect leaks, and to quantify leaks from compressor units.

Annual GHG emissions at the Cove Point LNG Facility have remained fairly constant from 2010 to 2013, at 174,000 metric tons of CO2 equivalent. Approximately 99% of these emissions are CO2 emissions from combustion sources, such as compressor engines and heaters. Only 1% of the annual GHG emissions comes from methane emissions. Compared to other fossil fuels, natural gas has a much lower carbon emission rate with an ample regional supply, promoting energy and economic security.

Water

The CWA is a comprehensive program requiring a broad range of regulatory tools including a permit program with strong enforcement mechanisms to authorize and regulate discharges to surface waters. Cove Point must comply with applicable aspects of the CWA programs at its operating facilities. Cove Point has applied for or obtained the necessary environmental permits for the operation of its facilities.

The CWA and analogous state laws impose restrictions and strict controls regarding the discharge of effluent into surface waters. Pursuant to these laws, permits must be obtained to discharge into state waters or waters of the U.S. Any such discharge into regulated waters must be performed in accordance with the terms of the permit issued by EPA or the analogous state agency. Spill prevention, control and countermeasure requirements under federal and state law require appropriate containment berms and similar structures to help prevent the accidental release of petroleum into the environment. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of activities.

From time to time, Cove Point’s projects and operations may potentially impact tidal and non-tidal wetlands. In these instances, Cove Point must obtain authorization from the appropriate federal, state and local agencies prior to impacting a subject wetland. The authorizing agency may impose significant direct or indirect mitigation costs to compensate for regulated impacts to wetlands. The approval timeframe may also be extended and potentially affect project schedules resulting in a material adverse effect on Cove Point’s business and contracts.

EMPLOYEES

Dominion Midstream is managed and operated by the Board of Directors and executive officers of Dominion Midstream GP, LLC, our general partner. We do not have any employees, nor does our general partner. All of the employees that will conduct our business are employed by affiliates of Dominion, and our general partner will secure the personnel necessary to conduct our operations through its services agreement with DRS. We will reimburse our general partner and its affiliates for the associated costs of obtaining the personnel necessary for our operations pursuant to our partnership agreement. As of December 31, 2014, Cove Point had approximately 96 full-time employees and was supported by 6 full-time DRS employees.

WHERE YOU CAN FIND MORE INFORMATION

Dominion Midstream files its annual, quarterly and current reports and other information with the SEC. Its SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document it files at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Dominion Midstream makes its SEC filings available, free of charge, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, through our internet website, http://www.dommidstream.com, as soon as reasonably practicable after filing or furnishing the material to the SEC. Information contained on our website is not incorporated by reference in this report.

Item 1A. Risk Factors

Dominion Midstream’s business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond its control. A number of these factors have been identified below. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in Item 7. MD&A.

RISKS INHERENT IN OUR ABILITY TO GENERATE STABLE AND GROWING CASH FLOWS

Our sole cash generating asset is the Preferred Equity Interest, the distributions on which may not be sufficient following the establishment of cash reserves and payment of costs and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay the minimum quarterly distribution to our unitholders. Our only source of cash is distributions we receive from Cove Point on the Preferred Equity Interest, which we expect will result in an annual payment to us of $50.0 million. The Preferred Equity Interest may not generate sufficient cash from operations following the establishment of cash reserves and payment of costs and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay the minimum quarterly distribution to our unitholders. In order to pay the full amount of our minimum quarterly distribution of $0.1750 per unit, or $0.70 per unit per year, we will be required to have distributable cash flow of approximately $11.2 million per quarter, or $44.8 million per year, based on the number of common and subordinated units outstanding at December 31, 2014. The amount of cash we can distribute on our common and subordinated units is almost entirely dependent upon Cove Point’s ability to generate cash and Net Operating Income from its operations. Due to our lack of asset diversification, an adverse development at Cove Point would have a significantly greater impact on our financial condition and results of operations than if we maintained a more diverse portfolio of assets. Cove Point’s ability to make payments on the Preferred Equity Interest will depend on several factors beyond our control, some of which are described below.

The Preferred Equity Interest is non-cumulative. Cove Point will make Preferred Return Distributions on a quarterly basis provided it has sufficient cash and undistributed Net Operating Income (determined on a cumulative basis from the closing of the Offering) from which to make Preferred Return Distributions. Preferred Return Distributions are non-cumulative. In the event Cove Point is unable to fully satisfy Preferred Return Distributions during any quarter, we will not have a right to recover any missed or deficient payments.

An inability to obtain needed capital or financing on satisfactory terms, or at all, could have an adverse effect on our operations and ability to generate cash flow. We are dependent on our credit facility with Dominion for any borrowings necessary to meet our working capital and other financial needs. If Dominion’s funding resources were to become unavailable to Dominion, our access to funding would also be in jeopardy. In the future, an inability to obtain additional financing from other sources on acceptable terms could negatively affect our financial condition, cash flows, anticipated financial results or impair our ability to generate additional cash flows. Our ability to obtain bank financing or to access the capital markets for future debt or equity offerings may be limited by our financial condition at the time of any such financing or offering, the covenants contained in any other credit facility or other debt agreements in place at the time, adverse market conditions or other contingencies and uncertainties that are beyond our control. Our failure to obtain the funds necessary to maintain, develop and increase our asset base could adversely impact our growth and profitability.

If we do not make acquisitions on economically acceptable terms, our future growth and our ability to increase distributions to our unitholders will be limited. Our ability to grow depends on our ability to make accretive acquisitions either from Dominion or third parties, and we may be unable to do so for any of the following reasons, without limitation:

•	We are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them;
•	We are unable to obtain or maintain necessary governmental approvals;
•	We are unable to obtain financing for the acquisitions or future organic growth opportunities on acceptable terms, or at all;
•	We are unable to secure adequate customer commitments to use the future facilities;
•	We are outbid by competitors; or
•	Dominion may not offer us the opportunity to acquire assets or equity interests from it.

We may not be able to obtain financing or successfully negotiate future acquisition opportunities offered by Dominion. If Dominion offers us the opportunity to purchase additional equity interests in Cove Point or interests in Blue Racer or Atlantic Coast Pipeline, or other assets or equity interests, we may not be able to successfully negotiate a purchase and sale agreement and related agreements, we may not be able to obtain any required financing on acceptable terms or at all for such purchase and we may not be able to obtain any required governmental and third party consents. The decision whether or not to accept such offer, and to negotiate the terms of such offer, will be made by our general partner consistent with its duties under our partnership agreement. Our general partner may decline the opportunity to accept such offer for a variety of reasons, including a determination that the acquisition of the assets at the proposed purchase price would result in a risk that the conversion of subordinated units would not occur.

If we make future acquisitions, such acquisitions could adversely affect our business and cash flows. If we make any acquisitions, they will involve potential risks, including:

•	An inability to integrate successfully the businesses that we acquire with our existing operations;
•	A decrease in our liquidity by using a significant portion of our available cash or borrowing capacity to finance the acquisition;
•	The assumption of unknown liabilities;
•	Limitations on rights to indemnity from the seller;
•	Mistaken assumptions about the cash generated, or to be generated, by the business acquired or the overall costs of equity or debt;
•	The diversion of management’s attention from other business concerns; and
•	Unforeseen difficulties encountered in operating new business segments or in new geographic areas.

If we consummate any future acquisitions, our capitalization and results of operations may change significantly, and our unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of our future funds and other resources.

Our level of indebtedness may increase and reduce our financial flexibility and ability to pay distributions. At December 31, 2014, we had no outstanding indebtedness and had undrawn borrowing capacity of $300 million under a credit facility with Dominion. We may borrow under such facility to pursue acquisitions and future organic growth opportunities, or to otherwise meet our financial needs. Although the credit facility does not contain any financial tests and covenants that we must satisfy as a condition to making distributions, we are required to pay any amounts then due and payable under such agreement prior to making any distributions to you, notwithstanding our stated cash distribution policy. Also, while such credit facility only contains limited representations, warranties and ongoing covenants consistent with other credit facilities made available by Dominion to certain of its other affiliates, we are required to obtain Dominion’s consent prior to creating any mortgage, security interest, lien or other encumbrance outside the ordinary course of business on any of our property, assets or revenues during the term of such agreement. Failure to obtain any such consent from Dominion in the future could have an adverse impact on our ability to implement our business strategies, generate revenues and pay distributions to our unitholders.

In the future, we may incur additional significant indebtedness pursuant to other credit facilities or similar arrangements in order to make future acquisitions or to develop our assets. As amounts under any indebtedness we incur become due and payable, we expect that the instruments pursuant to which such indebtedness is incurred will require that we repay such amounts prior to making any distributions to our unitholders. We also expect that such instruments may contain financial tests and covenants that are not present in our credit facility with Dominion that we would need to satisfy as a condition to making distributions. Should we be unable to satisfy any such restrictions, we will be prohibited from making cash distributions to you notwithstanding our stated cash distribution policy.

Our level of indebtedness could affect our ability to generate stable and growing cash flows in several ways, including the following:

•	A significant portion of our cash flows could be used to service our indebtedness;
•	The covenants contained in the agreements governing our future indebtedness may limit our ability to borrow additional funds, dispose of assets, pay distributions and make certain investments;
•	Our debt covenants may also affect our flexibility in planning for, and reacting to, changes in the economy and in our industry;
•	A high level of debt would increase our vulnerability to general adverse economic and industry conditions;
•

A high level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged and therefore may be able to take advantage of opportunities that our indebtedness would prevent us from pursuing; and

•

A high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, debt-service requirements, acquisitions, general partnership or other purposes.

In addition, borrowings under our credit facility with Dominion and other credit facilities we or our subsidiaries may enter into in the future may bear interest at variable rates. If market interest rates increase, such variable-rate debt will create higher debt-service requirements, which could adversely affect our cash flow.

In addition to our debt-service obligations, our future operations may require substantial investments on a continuing basis. Our ability to make scheduled debt payments, to refinance our obligations with respect to our indebtedness and to fund capital and non-capital expenditures necessary to maintain the condition of our operating assets, properties and systems software, as well as to provide capacity for the growth of our business, depends on our financial and operating performance. General economic conditions and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. We may not be able to generate sufficient cash flows to pay the interest on our debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt.

Cost and expense reimbursements owed to our general partner and its affiliates will reduce the amount of distributable cash flow to our unitholders. Our general partner will not receive a management fee or other compensation for its management of our partnership, but we are obligated to reimburse our general partner and its affiliates for all expenses incurred and payments made on our behalf. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform various general, administrative and support services for us or on our behalf, and corporate overhead costs and expenses allocated to us by Dominion. Our partnership agreement provides that our general partner will determine the costs and expenses that are allocable to us and does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. The payment of fees to our general partner and its affiliates and the reimbursement of expenses could adversely affect our ability to pay cash distributions to our unitholders.

RISKS INHERENT IN OUR INVESTMENT IN COVE POINT

Cove Point’s revenue is generated by contracts with a limited number of customers, and Cove Point’s ability to generate cash required to make payments on the Preferred Equity Interest is substantially dependent upon the performance of these customers under their contracts. Cove Point provides service to twenty-three customers, including the Storage Customers, sixteen marketers or end users and the Import Shippers. The three largest customers comprised approximately 93%, 94% and 93% of the total transportation and storage revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Cove Point’s largest customer represented approximately 72% of such amounts in 2014, 2013 and 2012. Because Cove Point has a small number of customers, its contracts subject it to counterparty risk. The ability of each of Cove Point’s customers to perform their obligations to Cove Point will depend on a number of factors that are beyond our control. Cove Point’s future results and liquidity are substantially dependent upon the performance of these customers under their contracts, and on such customers’ continued willingness and ability to perform their contractual obligations. Cove Point is also exposed to the credit risk of any guarantor of these customers’ obligations under their respective agreements in the event that Cove Point must seek recourse under a guaranty. Any such credit support may not be sufficient to satisfy the obligations in the event of a counterparty default. In addition, if a controversy arises under an agreement resulting in a judgment in Cove Point’s favor where the counterparty has limited assets in the U.S. to satisfy such judgment, Cove Point may need to seek to enforce a final U.S. court judgment in a foreign tribunal, which could involve a lengthy process. Upon the expiration of Cove Point’s import contracts, we expect these contracts will not be renewed.

Cove Point’s contracts may become subject to termination or force majeure provisions under certain circumstances that, if triggered for any reason, could have an adverse effect on Cove Point and its ability to make payments on the Preferred Equity Interest. In the event any of Cove Point’s customers becomes entitled to terminate its further contractual obligations to Cove Point and exercises such right, such termination could have a material adverse effect on Cove Point’s business, financial condition, operating results, cash flow, liquidity and prospects, which could have an adverse impact on Cove Point’s ability to pay the Preferred Return Distributions.

Cove Point is not currently receiving any revenues under its export contracts, and the export contracts may be terminated by Export Customers if certain conditions precedent are not met or for other reasons. Cove Point’s agreements with the Export Customers, while executed, will not begin generating revenues for Cove Point prior to the completion of the Liquefaction Project. In addition, the Export Customers may become entitled to terminate, or be relieved from, their contractual obligations to Cove Point under certain circumstances, including: (i) failure of certain conditions precedent to be met or waived by specified dates; (ii) the occurrence and continuance of certain events of force majeure (including the loss of Non-FTA Approval); (iii) delays in the commencement of commercial operations of the Liquefaction Project beyond specified time periods; and (iv) failure by Cove Point to satisfy its contractual obligations after any applicable cure periods. If such agreements were terminated, there can be no assurance that Cove Point will be able to replace such agreements on comparable terms. The termination of, and failure to replace, the export contracts could have an adverse impact on Cove Point’s ability to pay the Preferred Return Distributions following the expiration of certain of its contracts with Statoil described below if Cove Point was unable to generate sufficient annual cash flows from other sources.

Cove Point’s existing revenue streams will be insufficient to pay the full amount of Preferred Return Distributions commencing May 1, 2017. Cove Point currently has 800,000 Dths/day of regasification and firm transportation capacity under contract with Statoil. Statoil’s obligations with respect to 640,000 Dths/day of such capacity will expire as of January 1, 2017, with the remainder expiring on May 1, 2017 in order to provide capacity to be utilized in connection with the Liquefaction Project. Following the expiration of these contracts with Statoil, unless the Liquefaction Project is completed, Cove Point is not expected to generate annual cash flows sufficient to pay Preferred Return Distributions in full. We intend to cause Cove Point to set aside a distribution reserve sufficient to pay two quarters of Preferred Return Distributions (and two quarters of similar distributions with respect to any other preferred equity interests in Cove Point) by December 31, 2016, but there can be no assurance that funds will be available or sufficient for such purpose or that Cove Point will have sufficient cash and undistributed Net Operating Income to permit it to continue to make Preferred Return Distributions after the expiration of the Statoil contracts.

Cove Point may be unable to complete the Liquefaction Project for a variety of reasons, some of which are outside of its control, and some of which are described below. In the event Cove Point is unable to complete the Liquefaction Project or if the export contracts are terminated and not replaced and, in either case, Cove Point does not have sufficient cash and Net Operating Income from other sources following the expiration of its contracts with Statoil referenced above, Cove Point will not be able to pay the Preferred Return Distributions and distributions with respect to any future preferred equity interests acquired by us. The inability of Cove Point to make Preferred Return Distributions could have a significant impact on our ability to pay distributions to our unitholders. Similarly, the inability of Cove Point to generate revenues sufficient to support the payment of distributions on additional preferred equity interests that may otherwise be made available to us could adversely impact our overall business plan and ability to generate stable and growing cash flows.

Various factors could negatively affect the timing or overall development of the Liquefaction Project, which could adversely affect Cove Point’s ability to make payments on our Preferred Equity Interest after May 1, 2017. Commercial development of the Liquefaction Project will take a number of years. Completion of the Liquefaction Project could be delayed by factors such as:

•	The ability to obtain or maintain necessary permits, licenses and approvals from agencies and third parties that are required to construct or operate the Liquefaction Project;
•

Force majeure events, weather conditions, shortages of materials or delays in the delivery of materials, and as construction progresses, Cove Point may decide or be forced to submit change orders to its contractors that could result in longer construction periods;

•

The ability to attract sufficient skilled and unskilled labor and the existence of any labor disputes, and Cove Point’s ability to maintain good relationships with its contractors in order to construct the Liquefaction Project within the expected parameters and the ability of those contractors to perform their obligations; and

•

Dominion’s ability and willingness to provide funding for the development of the Liquefaction Project and, if necessary, Cove Point’s ability to obtain additional funding for the development of the Liquefaction Project.

Any delay in completion of the Liquefaction Project may prevent Cove Point from commencing liquefaction operations when anticipated, which could cause a delay in the receipt of revenues therefrom, require Cove Point to pay damages to its customers, or in event of significant delays beyond certain time periods, permit either or both of Cove Point’s Export Customers to terminate their contractual obligations to Cove Point. As a result, any significant construction delay, whatever the cause, could have a material adverse effect on Cove Point’s operating results and its ability to make payments on the Preferred Equity Interest. In addition, the successful completion of the Liquefaction Project is subject to the risk of cost overruns, which may make it difficult to finance the completion of the Liquefaction Project.

Cove Point is dependent on its contractors for the successful completion of the Liquefaction Project and may be unable to complete the Liquefaction Project on time. There is limited recent industry experience in the U.S. regarding the construction or operation of large-scale liquefaction facilities. The construction of the Liquefaction Project is expected to take several years, will be confined within a limited geographic area and could be subject to delays, cost overruns, labor disputes and other factors that could adversely affect Cove Point’s financial performance or impair its ability to execute the business plan for the Liquefaction Project as scheduled. Timely and cost-effective completion of the Liquefaction Project in compliance with agreed-upon specifications is highly dependent upon the performance of Cove Point’s contractors pursuant to their agreements. Further, faulty construction that does not conform to Cove Point’s design and quality standards may also have a similar adverse effect. For example, improper equipment installation may lead to a shortened life of Cove Point’s equipment, increased operations and maintenance costs or a reduced availability or production capacity of the affected facility. The ability of Cove Point’s contractors to perform successfully under their agreements is dependent on a number of factors, including force majeure events and the contractors’ ability to:

•

Design, engineer and receive critical components and equipment necessary for the Liquefaction Project to operate in accordance with specifications and address any start-up and operational issues that may arise in connection with the commencement of commercial operations;

•	Attract, develop and retain skilled personnel and engage and retain third party subcontractors, and address any labor issues that may arise;
•	Post required construction bonds and comply with the terms thereof, and maintain their own financial condition, including adequate working capital; and
•

Respond to difficulties such as equipment failure, delivery delays, schedule changes and failure to perform by subcontractors, some of which are beyond their control and manage the construction process generally, including coordinating with other contractors and regulatory agencies and dealing with inclement weather conditions.

Although some agreements with Cove Point’s contractors may provide for liquidated damages, if the contractor fails to perform in the manner required with respect to certain of its obligations, the events that trigger a requirement to pay liquidated damages may delay or impair the operations of the Liquefaction Project and any liquidated damages that Cove Point receives may not be sufficient to cover the damages that it suffers as a result of any such delay or impairment. Furthermore, Cove Point may have disagreements with its contractors about different elements of the construction process, which could lead to the assertion of rights and remedies under the related contracts resulting in a contractor’s unwillingness to perform further work on the Liquefaction Project. Cove Point may also face difficulties in commissioning a newly constructed facility. Any significant project delays in the construction of the Liquefaction Project could have a material adverse effect on Cove Point’s ability to make payments on the Preferred Equity Interest.

Cove Point is dependent on Dominion to fund the costs necessary to construct the Liquefaction Project. If Dominion is unwilling or unable to supply the funding necessary to complete the Liquefaction Project, Cove Point may be required to seek additional financing in the future and may not be able to secure such financing on acceptable terms. Cove Point began construction on the Liquefaction Project, which is estimated to cost approximately $3.4 billion to $3.8 billion, excluding financing costs. Through December 31, 2014, Cove Point incurred $930.4 million of development and construction costs associated with the Liquefaction Project that were funded by Dominion. Dominion has indicated that it intends to provide the funding necessary for the remaining construction costs, but it has no contractual obligation to do so and has not secured all of the funding necessary to cover these costs, as it intends to finance these costs as they are incurred using its consolidated operating cash flows in addition to proceeds from capital markets transactions. Existing revenue streams and cash reserves will be insufficient for Cove Point to complete the Liquefaction Project. If Dominion is unwilling to provide funding for the remaining construction costs, or is unable to obtain such funding in the amounts required or on terms acceptable to Dominion, Cove Point would have to obtain additional funding from lenders, in the capital markets or through other third parties. Any such additional funding may not be available in the amounts required or on terms acceptable to Cove Point and Dominion Midstream. The failure to obtain any necessary additional funding could cause the Liquefaction Project to be delayed or not be completed.

If Cove Point does obtain bank financing or access the capital markets, incurring additional debt may significantly increase interest expense and financial leverage, which could compromise Cove Point’s ability to fund future development and acquisition activities and restrict Cove Point’s ability to make payments on our Preferred Equity Interest, which would in turn limit our ability to make distributions to our unitholders.

Dominion has also entered into guarantee arrangements on behalf of Cove Point to facilitate the Liquefaction Project, including guarantees supporting the terminal services and transportation agreements as well as the engineering, procurement and construction contract for the Liquefaction Project. Two of the guarantees have no stated limit, one guarantee has a $150 million limit, and one guarantee has a $1.75 billion aggregate limit with an annual draw limit of $175 million. If Cove Point was required to replace these guarantees with other credit support, the cost could be significant.

The construction of the Liquefaction Project remains subject to further approvals and some approvals may be subject to further conditions, review and/or revocation. Cove Point has received the required approvals to commence construction of the Liquefaction Project from the DOE, FERC and the Maryland Commission, which are subject to compliance with the applicable permit conditions. However, all DOE export licenses are subject to review and possible withdrawal should the DOE conclude that such export authorization is no longer in the public interest. The issuance of the FERC Order approving the Liquefaction Project has been appealed by third parties. Cove Point does not know whether any existing or potential interventions or other actions by third parties will interfere with Cove Point’s ability to maintain such approvals, but loss of any material approval could have a material adverse effect on the construction or operation of the facility. In addition, the Liquefaction Project has been the subject of litigation in the past and could be the subject of litigation in the future. Failure to comply with regulatory approval conditions or an adverse ruling in any future litigation could adversely affect Cove Point’s operations, financial condition, and ability to make payments on the Preferred Equity Interest.

Failure to retain and attract key executive officers and other skilled professional and technical employees could have an adverse effect on our operations. Our business strategy is dependent on the ability to recruit, retain and motivate employees. The key executive officers of our general partner are the CEO, CFO and executive vice president and those responsible for financial, operational, legal, regulatory and accounting functions. Competition for skilled management employees in these areas of our business operations is high. In addition, demand for skilled professional and technical employees in gas transmission, storage, gathering, processing and distribution and in design and construction is high in light of growth in demand for natural gas, increased supply of natural gas as a result of developments in gas production, increased infrastructure projects, increased risk in certain areas of our business, such as cybersecurity, and increased regulation of these activities. Our inability to retain and attract these employees could adversely affect our business and future operating results. An aging workforce in the energy industry necessitates recruiting, retaining and developing the next generation of leadership.

Construction of the Liquefaction Project and Cove Point’s results of operations may be affected by changes in the weather. As with any industrial facility, severe weather, including hurricanes and winter storms, can be destructive, causing construction delays, outages and property damage that require incurring additional expenses. Furthermore, Cove Point’s operations could be adversely affected and its physical plant is at risk of damage should changes in global climate produce, among other possible conditions, unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events, abnormal levels of precipitation or a change in sea level or sea temperatures.

Cove Point’s construction and operations activities are subject to operational hazards, equipment failures, supply chain disruptions and personnel issues, which could create significant liabilities and losses, and negatively affect Cove Point’s ability to make payments on the Preferred Equity Interest. The construction and operation of Cove Point’s facilities involves risk, including the risk of potential breakdown or failure of equipment or processes due to aging infrastructure, pipeline integrity, fuel supply or transportation disruptions, accidents, labor disputes or work stoppages by employees, intentional acts of sabotage, construction delays or cost overruns, shortages of or delays in obtaining equipment, material and labor, operational restrictions resulting from environmental limitations and governmental interventions, and performance below expected levels. Because the Cove Point Facilities are interconnected with those of third parties, the operation of the Cove Point Facilities could be adversely affected by unexpected or uncontrollable events occurring on the systems of such third parties. Cove Point’s business is dependent upon sophisticated information technology systems and network infrastructure, the failure of which could prevent it from accomplishing critical business functions.

Unplanned outages of the Cove Point Facilities and extensions of scheduled outages due to mechanical failures or other problems occur from time to time and are inherent risks of Cove Point’s business. Unplanned outages typically increase operation and maintenance expenses and may reduce Cove Point’s revenues as a result of selling fewer services or incurring increased rate credits to customers. If Cove Point is unable to perform its contractual obligations, penalties or liability for damages could result.

In addition, there are many risks associated with the transportation, storage and processing of natural gas and LNG, including fires, releases of natural gas or other substances, the collision of third party equipment with pipelines and other environmental incidents. Such incidents could result in the loss of human life or injuries among Cove Point’s employees; damage or destruction of any part of the Cove Point Facilities or the property of third parties; business interruptions and associated safety impacts; and subsequent losses of revenues, heightened regulatory scrutiny, and damage to our reputation. Cove Point maintains property and casualty insurance that may cover certain damage and claims caused by such incidents, but other damage and claims arising from such incidents may not be covered or may exceed the amount of any insurance available, in which case such risks or losses could create significant liabilities that negatively affect Cove Point’s ability to make payments on the Preferred Equity Interest.

Cove Point’s operations are subject to a number of environmental laws and regulations that impose significant compliance costs on Cove Point, and existing and future environmental and similar laws and regulations could result in increased compliance costs or additional operating restrictions. Cove Point’s operations and the Liquefaction Project are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, handling and disposal of hazardous materials and other wastes, and protection of natural resources and human health and safety. Many of these laws and regulations, such as the CAA, the CWA, the Oil Pollution Act, and the RCRA and analogous state laws and regulations require Cove Point to commit significant capital toward permitting, emission fees, environmental monitoring, installation and operation of pollution control equipment and the purchase of emission allowances and/or offsets in connection with the construction and operations of the Cove Point Facilities. Violation of these laws and regulations could lead to substantial liabilities, fines and penalties or to capital expenditures related to pollution control equipment that could have a material adverse effect on Cove Point’s business, contracts, financial condition, operating results, cash flow, liquidity and prospects. Additionally, federal and state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment.

Revised, reinterpreted or additional laws and regulations that result in increased compliance costs or additional operating or construction costs and restrictions could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. There are numerous regulatory approaches currently in effect or being considered to address GHGs, including possible future U.S. treaty commitments, new federal or state legislation that may impose a carbon emissions tax or establish a cap-and-trade program, and regulation by the U.S. EPA. Additional regulation of air emissions, including GHGs, under the CAA may be imposed on the natural gas sector, including rules to limit methane gas emissions. Compliance with GHG emission reduction requirements may require the retrofitting or replacement of equipment or could otherwise increase the cost to operate and maintain the Cove Point Facilities.

We are unable to estimate Cove Point’s compliance costs with certainty due to our inability to predict the requirements and timing of implementation of any future environmental rules or regulations. Other factors that affect Cove Point’s ability to predict future environmental expenditures with certainty include the difficulty in estimating any future clean-up costs and quantifying liabilities under environmental laws that impose joint and several liability on all responsible parties. However, such expenditures, if material, could result in the impairment of assets or otherwise adversely affect the results of Cove Point’s operations, financial performance or liquidity and ability to make payments on the Preferred Equity Interest.

War, natural disasters and other significant events could adversely affect the construction of the Liquefaction Project and Cove Point’s operations. We cannot predict world hostility that may impact the energy industry in general or on Cove Point’s business in particular, including the construction of the Liquefaction Project. Any retaliatory military strikes or sustained military campaign may affect Cove Point’s operations in unpredictable ways, such as changes in insurance markets and disruptions of fuel supplies and markets. In addition, Cove Point’s infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror. Furthermore, the physical compromise of the Cove Point Facilities could adversely affect its ability to manage its facilities effectively. Instability in financial markets as a result of terrorism, war, earthquakes and other natural disasters, pandemic, credit crises, recession or other factors could result in a significant decline in the U.S. economy and increase the cost of insurance coverage, which could negatively impact Cove Point’s results of operations, financial condition and ability to make payments on the Preferred Equity Interest.

Hostile cyber intrusions could severely impair Cove Point’s operations, lead to the disclosure of confidential information, damage its reputation and otherwise have an adverse effect on its business. Cove Point owns assets deemed by the FERC as critical infrastructure, the operation of which is dependent on information technology systems. Further, the computer systems that run the Cove Point Facilities are not completely isolated from external networks. Parties that wish to disrupt the U.S. gas transmission system or Cove Point’s operations could view its computer systems, software or networks as attractive targets for a cyber-attack.

A successful cyber attack on the systems that control Cove Point’s assets could severely disrupt business operations, preventing it from serving customers or collecting revenues. A major cyber incident could result in significant expenses to investigate and repair security breaches or system damage and could lead to litigation, fines, other remedial action, heightened regulatory scrutiny and damage to Cove Point’s reputation. Cove Point maintains property and casualty insurance that may cover certain damage caused by potential cybersecurity incidents; however, other damage and claims arising from such incidents may not be covered or may exceed the amount of any insurance available. For these reasons, a significant cyber incident could materially and adversely affect Cove Point’s business, financial condition, results of operations and ability to make payments on the Preferred Equity Interest.

To maintain the cryogenic readiness of the Cove Point LNG Facility, Cove Point may need to purchase and process LNG. Cove Point needs to maintain the cryogenic readiness of the Cove Point LNG Facility when the terminal facilities are not being used by purchasing LNG. Each year, one or two LNG cargos are procured and are billed to Cove Point’s Import Shippers pursuant to a cost recovery mechanism set forth in Cove Point’s FERC gas tariff. This cost recovery mechanism expires by its terms on December 31, 2016, and there can be no assurance that a similar recovery mechanism will be available thereafter. Following the completion of the Liquefaction Project, the Cove Point LNG Facility will be a bi-directional facility, reducing the risk that it will not be used for either import or export, and the addition of liquefaction facilities, which can be used to liquefy any boil-off gas, is expected to reduce any need for Cove Point to procure LNG for cooling purposes. However, Cove Point may need to maintain or obtain funds necessary to procure LNG to maintain the cryogenic readiness of the Cove Point LNG Facility in the future, which could adversely impact its ability to make payments on the Preferred Equity Interest.

Certain of Cove Point’s operations are subject to the FERC’s rate-making policies, which could limit Cove Point’s ability to recover the full cost of operating its assets, including earning a reasonable return, and have an adverse effect on Cove Point’s ability to make payments on the Preferred Equity Interest. Cove Point is subject to extensive regulations relating to the jurisdictional rates it can charge for its natural gas regasification, storage and transportation services. The FERC establishes both the maximum and minimum rates Cove Point can charge for jurisdictional services. The basic elements of rate-making that the FERC considers are the costs of providing service, the volumes of gas being transported and handled, the rate design, the allocation of costs between services, the capital structure and the rate-of-return that a regulated entity is permitted to earn. The profitability of this business is dependent on Cove Point’s ability, through the rates that it is permitted to charge, to recover costs and earn a reasonable rate of return on its capital investment. The FERC or a customer of Cove Point can challenge Cove Point’s existing jurisdictional rates, which Cove Point may be required to change should the FERC find those rates to be unjust and unreasonable. Such a challenge could adversely affect Cove Point’s ability to maintain its current revenue levels.

Cove Point and its jurisdictional customers are subject to a rate moratorium through 2016. Cove Point is required to file its next rate case so that new jurisdictional rates are effective Jan-

uary 1, 2017. When Cove Point files its next rate case in 2016, or if it has to defend its rates in a proceeding commenced by a customer or the FERC, Cove Point will be required, among other things, to support its rates, by showing that they reflect recovery of its costs plus a reasonable return on its investment, in accordance with cost of service ratemaking. A failure to support its rates could result in a rate decrease from its current maximum rate levels, which could adversely affect its operating results, cash flows and financial position and its ability to make payments on the Preferred Equity Interest.

In addition, as part of Cove Point’s obligations to support its rates, Cove Point is required to establish the inclusion of an income tax allowance in Cove Point’s cost of service as just and reasonable. Under current FERC policy, because we are a limited partnership and do not pay U.S. federal income taxes, this would require us to show that our unitholders (or their ultimate owners) are subject to U.S. federal income taxation on the portion of Cove Point’s income allocable to us. To support such a showing, our general partner may elect to require owners of our units to recertify their status as being subject to U.S. federal income taxation on the income generated by us or we may attempt to provide other evidence. We can provide no assurance that the evidence we might provide to the FERC will be sufficient to establish that our unitholders (or their ultimate owners) are subject to U.S. federal income tax liability on the income generated by Cove Point that is allocable to us. If we are unable to make such a showing, the FERC could disallow a substantial portion of the income tax allowance included in the determination of the maximum rates that may be charged by Cove Point, which could result in a reduction of such maximum rates from current levels.

An adverse determination by the FERC with respect to Cove Point’s open access rates could have a material adverse effect on Cove Point’s revenues, earnings and cash flows and its ability to make payments on the Preferred Equity Interest.

RISKS INHERENT IN AN INVESTMENT IN US

Dominion owns and controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including Dominion, have conflicts of interest with us and limited duties, and they may favor their own interests to our detriment and that of our unitholders. Dominion owns and controls our general partner and appoints all of the directors of our general partner. Although our general partner has a duty to manage us in a manner that it believes is not adverse to our interest, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to Dominion. Therefore, conflicts of interest may arise between Dominion or any of its affiliates, including our general partner, on the one hand, and us or any of our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders. These conflicts include the following situations, among others:

•	Our general partner is allowed to take into account the interests of parties other than us, such as Dominion, in exercising certain rights under our partnership agreement;

•	Neither our partnership agreement nor any other agreement requires Dominion to pursue a business strategy that favors us;
•

Our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limits our general partner’s liabilities and restricts the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty;

•	Except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;
•

Our general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the level of cash reserves, each of which can affect the amount of cash that is distributed to our unitholders;

•

Our general partner determines the amount and timing of any cash expenditure and whether an expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash from operating surplus that is distributed to our unitholders, which, in turn, may affect the ability of the subordinated units to convert;

•

Our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate the expiration of the subordination period;

•

Our partnership agreement permits us to distribute up to $45.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated units or the IDRs;

•	Our general partner determines which costs incurred by it and its affiliates are reimbursable by us;
•

Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with its affiliates on our behalf;

•	Our general partner intends to limit its liability regarding our contractual and other obligations;
•	Our general partner may exercise its right to call and purchase common units if it and its affiliates own more than 80% of the outstanding common units;
•	Our general partner controls the enforcement of obligations that it and its affiliates owe to us;
•	Our general partner decides whether to retain separate counsel, accountants or others to perform services for us; and
•

Our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our general partner’s IDRs without the approval of the Conflicts Committee of the Board of Directors of our general partner or the unitholders. This election may result in lower distributions to the common unitholders in certain situations.

In addition, we may compete directly with Dominion and entities in which it has an interest for acquisition opportunities and potentially will compete with these entities for new business or extensions of the existing services provided by us.

The Board of Directors of our general partner may modify or revoke our cash distribution policy at any time at its discretion. Our partnership agreement does not require us to pay any distributions at all. The Board of Directors of our general partner adopted a cash distribution policy pursuant to which we intend to distribute quarterly at least $0.1750 per unit on all of our units to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. However, the Board of Directors of our general partner may change such policy at any time at its discretion and could elect not to pay distributions for one or more quarters.

In addition, our partnership agreement does not require us to pay any distributions at all. Accordingly, investors are cautioned not to place undue reliance on the permanence of such a policy in making an investment decision. Any modification or revocation of our cash distribution policy could substantially reduce or eliminate the amounts of distributions to our unitholders. The amount of distributions we make, if any, and the decision to make any distribution at all will be determined by the Board of Directors of our general partner, whose interests may differ from those of our common unitholders. Our general partner has limited duties to our unitholders, which may permit it to favor its own interests or the interests of Dominion to the detriment of our common unitholders.

Our general partner intends to limit its liability regarding our obligations. Our general partner intends to limit its liability under contractual arrangements between us and third parties so that the counterparties to such arrangements have recourse only against our assets, and not against our general partner or its assets. Our general partner may therefore cause us to incur indebtedness or other obligations that are nonrecourse to our general partner. Our partnership agreement provides that any action taken by our general partner to limit its liability is not a breach of our general partner’s duties, even if we could have obtained more favorable terms without the limitation on liability. In addition, we are obligated to reimburse or indemnify our general partner to the extent that it incurs obligations on our behalf. Any such reimbursement or indemnification payments would reduce the amount of cash otherwise available for distribution to our unitholders.

We expect to distribute a significant portion of our distributable cash flow to our partners, which could limit our ability to grow and make acquisitions. We plan to distribute most of our distributable cash flow, which may cause our growth to proceed at a slower pace than that of businesses that reinvest their cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the cash that we have available to distribute to our unitholders.

Our partnership agreement replaces our general partner’s fiduciary duties to holders of our units. Our partnership agreement contains provisions that eliminate and replace the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, or otherwise free of fiduciary duties to us and our unitholders. This entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:

•	How to allocate business opportunities among us and its affiliates;
•	Whether to exercise its limited call right;
•	How to exercise its voting rights with respect to the units it owns;
•	Whether to exercise its registration rights;
•	Whether to elect to reset target distribution levels; and
•	Whether to consent to any merger or consolidation of Dominion Midstream or amendment to the partnership agreement.

By purchasing a common unit, a unitholder is treated as having consented to the provisions in the partnership agreement, including the provisions discussed above.

Our partnership agreement restricts the remedies available to holders of our units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty. Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement provides that:

•

Whenever our general partner makes a determination or takes, or declines to take, any other action in its capacity as our general partner, our general partner generally is required to make such determination, or take or decline to take such other action, in good faith, and will not be subject to any higher standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;

•

Our general partner and its officers and directors will not be liable for monetary damages or otherwise to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that such losses or liabilities were the result of conduct in which our general partner or its officers or directors engaged in bad faith, meaning that they believed that the decision was adverse to the interest of Dominion Midstream or, with respect to any criminal conduct, with knowledge that such conduct was unlawful; and

•

Our general partner will not be in breach of its obligations under the partnership agreement or its duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is:

(1)	Approved by the conflicts committee of the Board of Directors of our general partner, although our general partner is not obligated to seek such approval; or
(2)	Approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner and its affiliates.

In connection with a situation involving a transaction with an affiliate or a conflict of interest, other than one where our general partner is permitted to act in its sole discretion, any determination by our general partner must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the Conflicts Committee then it will be presumed that, in making its decision, taking any action or failing to act, the Board of Directors acted in good faith, and in any proceeding brought by or on behalf of any limited partner or Dominion Midstream, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Dominion and other affiliates of our general partner may compete with us. Our partnership agreement provides that our general partner will be restricted from engaging in any business activities other than acting as our general partner, engaging in activities incidental to its ownership interest in us and providing management, advisory, and administrative services to its affiliates or to other persons. However, affiliates of our general partner, including Dominion, are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. In addition, Dominion may compete with us for investment opportunities and may own an interest in entities that compete with us.

Pursuant to the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including its executive officers and directors and Dominion. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our unitholders.

The holder or holders of our IDRs may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to the IDRs, without the approval of the Conflicts Committee of our general partner’s Board of Directors or the holders of our common units. This could result in lower distributions to holders of our common units. The holder or holders of a majority of our IDRs (initially our general partner) have the right, at any time when there are no subordinated units outstanding, and we have made cash distributions in excess of the highest then-applicable target distribution for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our cash distribution levels at the time of the exercise of the reset election. Following a reset election by our general partner, the minimum quarterly distribution will be calculated equal to an amount equal to the prior cash distribution per common unit for the fiscal quarter immediately preceding the reset election (which amount we refer to as the “reset minimum quarterly distribution”), and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution. If our general partner elects to reset the target distribution levels, it will be entitled to receive a number of common units equal to the number of common units that would have entitled the holder to an aggregate quarterly cash distribution for the quarter prior to the reset election equal to the distribution on the IDRs for the quarter prior to the reset election.

We anticipate that our general partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per unit without such conversion. However, our general partner may transfer the IDRs at any time. It is possible that our general partner or a transferee could exercise this reset election at a time when we are experiencing declines in our aggregate cash distributions or at a time when the holders of the IDRs expect that we will experience declines in our aggregate cash distributions in the foreseeable future. In such situations, the holders of the IDRs may be experiencing, or may expect to experience, declines in the cash distributions it receives related to the IDRs and may therefore desire to be issued our common units rather than retain the right to receive incentive distributions based on the initial target distribution levels. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that they would have otherwise received had we not issued new common units to the holders of the IDRs in connection with resetting the target distribution levels.

Unitholders have limited voting rights and are not entitled to elect our general partner or its directors, which could reduce the price at which our common units will trade. Compared to the holders of common stock in a corporation, unitholders have limited voting rights and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will have no right on an annual or ongoing basis to elect our general partner or its Board of Directors. The Board of Directors of our general partner, including the independent directors, is chosen entirely by Dominion, as a result of it owning our general partner, and not by our unitholders. Unlike publicly traded corporations, we will not conduct annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders of corporations. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if holders of our common units are dissatisfied, they cannot initially remove our general partner without its consent. If our unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our gen-

eral partner. Unitholders are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to prevent its removal. The vote of the holders of at least 66  2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. At December 31, 2014, Dominion owned an aggregate of 68.5% of our common and subordinated units. In addition, any vote to remove our general partner during the subordination period must provide for the election of a successor general partner by the holders of a majority of the common units and a majority of the subordinated units, voting as separate classes. This will provide Dominion the ability to prevent the removal of our general partner.

Our general partner interest or the control of our general partner may be transferred to a third party without unitholder consent. Our general partner may transfer its general partner interest to a third party without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of the owner of our general partner to transfer its membership interests in our general partner to a third party. The new owner of our general partner would then be in a position to replace the Board of Directors and executive officers of our general partner with its own designees and thereby exert significant control over the decisions taken by the Board of Directors and executive officers of our general partner. This effectively permits a change of control without the vote or consent of the unitholders.

The IDRs may be transferred to a third party without unitholder consent. Our general partner may transfer the IDRs to a third party at any time without the consent of our unitholders. If our general partner transfers the IDRs to a third party, our general partner would not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time. For example, a transfer of IDRs by our general partner could reduce the likelihood of Dominion accepting offers made by us relating to assets owned by Dominion, as it would have less of an economic incentive to grow our business, which in turn would impact our ability to grow our asset base.

Our general partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price. If at any time our general partner and its affiliates own more than 80% of the outstanding common units, our general partner will have the right, which it may assign to any of its affiliates or to us but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the limited call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from causing us to issue additional common units and then exercising its limited call right.

If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. At December 31, 2014, Dominion owned an aggregate of 68.5% of our common and subordinated units.

Our general partner may amend our partnership agreement, as it determines necessary or advisable, to permit the general partner to redeem the units of certain unitholders. Our general partner may amend our partnership agreement, as it determines necessary or advisable, to obtain proof of the U.S. federal income tax status or the nationality, citizenship or other related status of our limited partners (and their owners, to the extent relevant) and to permit our general partner to redeem the units held by any person (i) whose tax status has or is reasonably likely to have a material adverse effect on the maximum applicable rates chargeable to our customers, (ii) whose nationality, citizenship or related status creates substantial risk of cancellation or forfeiture of any of our property or (iii) who fails to comply with the procedures established to obtain such proof. The redemption price in the case of such a redemption will be the average of the daily closing prices per unit for the 20 consecutive trading days immediately prior to the date set for redemption.

We may issue additional units without unitholder approval, which would dilute existing unitholder ownership interests. Our partnership agreement does not limit the number of additional limited partner interests we may issue at any time without the approval of our unitholders. The issuance of additional common units or other equity interests of equal or senior rank will have the following effects:

•	Our existing unitholders’ proportionate ownership interest in us will decrease;
•	The amount of distributable cash flow on each unit may decrease;
•

Because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

•	The ratio of taxable income to distributions may increase;
•	The relative voting strength of each previously outstanding unit may be diminished; and
•	The market price of the common units may decline.

There are no limitations in our partnership agreement on our ability to issue units ranking senior to the common units. In accordance with Delaware law and the provisions of our partnership agreement, we may issue additional partnership interests that are senior to the common units in right of distribution, liquidation and voting. The issuance by us of units of senior rank may (i) reduce or eliminate the amount of distributable cash flow to our common unitholders; (ii) diminish the relative voting strength of the total common units outstanding as a class; or (iii) subordinate the claims of the common unitholders to our assets in the event of our liquidation.

The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by Dominion or other large holders. At December 31, 2014, we had 31,975,111 common units and 31,972,789 subordinated units outstanding. All of the subordinated units will convert into common units on a one-for-one basis at the end of the subordination period. All of the common and subordinated units issued to Dominion are subject to resale restrictions under a 180-day lock-up agreement with the underwriters from the closing date of the Offering. Each of the lock-up agreements with the underwriters may be waived in the discretion of certain of the underwriters. Sales by Dominion or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to Dominion. Under our partnership agreement, our general partner and its affiliates have registration rights relating to the offer and sale of any units that they hold. Alternatively, we may be required to undertake a future public or private offering of common units and use the net proceeds from such offering to redeem an equal number of common units held by Dominion.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units. Our partnership agreement restricts unitholders’ voting rights by providing that any units held by a person or group that owns 20% or more of any class of units then outstanding, other than our general partner and its affiliates, their transferees and persons who acquired such units with the prior approval of the Board of Directors of our general partner, cannot vote on any matter.

A trading market that will provide you with adequate liquidity may not develop. The price of our common units may fluctuate significantly, and unitholders could lose all or part of their investment. Prior to the Offering, there was no public market for the common units. At December 31, 2014, there were 20,127,322 publicly traded common units outstanding and the common units were listed on the NYSE. We do not know how liquid that market might become. Unitholders may not be able to resell their common units at or above the Offering price. Additionally, the lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common units and limit the number of investors who are able to buy the common units.

The market price of our common units may be influenced by many factors, some of which are beyond our control, including:

•	Our quarterly distributions;
•	Our quarterly or annual earnings or those of other companies in our industry;
•	Announcements by us or our competitors of significant contracts or acquisitions;
•	Changes in accounting standards, policies, guidance, interpretations or principles;
•	General economic conditions;
•	The failure of securities analysts to cover our common units after this offering or changes in financial estimates by analysts;
•	Future sales of our common units; and
•	The other factors described in these Risk Factors.

Unitholders may have liability to repay distributions. Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, as amended, we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners that received the distribution and knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to Dominion Midstream are not counted for purposes of determining whether a distribution is permitted.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements that apply to other public companies, including those relating to auditing standards and disclosure about our executive compensation. The Jumpstart Our Business Startups Act of 2012 contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to auditing standards and compensation disclosures. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things, (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, (2) comply with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the Public Company Accounting Oversight Board after April 5, 2012 unless the SEC determines otherwise or (4) provide certain disclosures regarding executive compensation required of larger public companies.

If we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected. We are not currently required to comply with the SEC’s rules implementing Section 404 of the Sarbanes-Oxley Act of 2002, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a publicly traded partnership, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, which requires our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though we are required to disclose material changes made to our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until our annual report filed with the SEC for the fiscal year ending December 31, 2015. To comply with the requirements of being a publicly traded partnership, we may need to implement additional internal controls, reporting systems and procedures and hire additional accounting, finance and legal staff. Furthermore, while we generally must comply with Section 404 of the Sarbanes-Oxley Act of 2002 for our fiscal year ending December 31, 2015, we are not required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until our first annual report subsequent to our ceasing to be an “emerging growth company” within the meaning of Section 2(a)(19) of the Securities Act of 1933. Accordingly, we may not be required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until our annual report for the fiscal year ending December 31, 2019. Once it is required to do so, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, operated or reviewed.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential unitholders could lose confidence in our financial reporting, which would harm our business and the trading price of our units. Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our units.

The NYSE does not require a publicly traded partnership like us to comply with certain of its corporate governance requirements. We have been approved to list our common units on the NYSE. Because we are a publicly traded partnership, the NYSE does not require us to have a majority of independent directors on our general partner’s Board of Directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders do not have the same protections afforded to stockholders of certain corporations that are subject to all of the NYSE’s corporate governance requirements.

We incur incremental general and administrative costs as a result of being a publicly traded partnership.

We have limited history operating as a publicly traded partnership. As a publicly traded partnership, we incur significant legal, accounting and other expenses that we did not incur prior to the Offering. In addition, the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and the NYSE, requires publicly traded entities to adopt various corporate governance practices that further increase our costs. The amount of our expenses or reserves for expenses, including the costs of being a publicly traded partnership reduces the amount of cash we have for distribution to our unitholders. As a result, the amount of cash we have available for distribution to our unitholders is affected by the costs associated with being a public company.

We are subject to the public reporting requirements of the Securities Exchange Act of 1934, as amended. These rules and regulations increase certain of our legal and financial compliance costs and make activities more time-consuming and costly. For example, as a result of becoming a publicly traded company, we are required to have at least three independent directors, create an audit committee and adopt policies regarding internal controls and disclosure controls and procedures, including the preparation of reports on internal controls over financial reporting. In addition, we incur additional costs associated with our SEC reporting requirements.

TAX RISKS TO COMMON UNITHOLDERS

Our tax treatment depends on our status as a partnership for federal income tax purposes and not being subject to a material amount of entity-level taxation. If the IRS were to treat us as a corporation for federal income tax purposes, or if we become subject to entity-level taxation for state tax purposes, our cash available for distribution to unitholders would be substantially reduced. The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes.

Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon Cove Point’s current operations, we believe we satisfy the qualifying income requirement. However, we have not requested, and do not plan to request, a ruling from the IRS on this or any other matter affecting us or Cove Point. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to you. Because a tax would be imposed upon us as a corporation, our distributable cash flow to you would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us or Cove Point to taxation as a corporation or otherwise subjects us or Cove Point to entity-level taxation for U.S. federal, state, local or foreign income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law or interpretation on us. At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. Specifically, we will initially conduct business (including through Cove Point) in Delaware, Maryland and Virginia, each of which imposes a margin or franchise tax. In the future, we may expand our operations. Imposition of a similar tax on us or Cove Point in other jurisdictions that we may expand to could substantially reduce our distributable cash flow to you.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis. The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative or legislative action or judicial interpretation at any time. For example, President Obama’s budget proposal for fiscal year 2016 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of the U.S. Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, President Obama’s proposal or other similar proposals could eliminate the qualifying income exception upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any such changes will ultimately be enacted. However, it is possible that a change in law could affect us and may be applied retroactively. Any such changes could negatively impact the value of an investment in our units.

If the IRS were to contest the U.S. federal income tax positions we take, it may adversely impact the market for our common units, and the costs of any such contest would reduce distributable cash flow to our unitholders. We have not requested a ruling from the IRS with respect to our or Cove Point’s treatment as a partnership for U.S. federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the conclusions of our counsel or from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with some or all of our counsel’s conclusions or positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. Moreover, the costs of any contest between us and the IRS will result in a reduction in distributable cash flow to our unitholders and thus will be borne indirectly by our unitholders.

Even if unitholders do not receive any cash distributions from us, they will be required to pay taxes on their share of our taxable income. Unitholders will be required to pay U.S. federal income taxes and, in some cases, state and local income taxes, on their share of our taxable income, whether or not they receive cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax due from them with respect to that income.

Taxable gain or loss on disposition of our common units could be more or less than expected. If you sell your common units, you will recognize a gain or loss equal to the difference between the amount realized and your tax basis in those common units. Because distributions in excess of your allocable share of our net taxable income decrease your tax basis in your common units, the amount, if any, of such prior excess distributions with respect to the units you sell will, in effect, become taxable income to you if you sell such units at a price greater than your tax basis in those units, even if the price you receive is less than your original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if you sell your common units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them. Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be subject to withholding taxes imposed at the highest effective tax rate applicable to such non-U.S. persons, and each non-U.S. person will be required to file U.S. federal tax returns and pay tax on their share of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

We will treat each purchaser of common units as having the same tax benefits without regard to the common units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units. Because we cannot match transferors and transferees of our common units and because of other reasons, we will adopt depreciation and amortization positions that may not conform to all aspects of the provisions of the Internal Revenue Code of 1986, as amended or existing and proposed Treasury regulations thereunder. Our counsel is unable to opine as to the validity of this approach. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from your sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.

We will prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders. We will prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury regulations, and, accordingly, our counsel is unable to opine as to the validity of this method. The U.S. Treasury Department has issued proposed Treasury regulations that provide a safe harbor pursuant to which a publicly traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury regu-

lations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose common units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of units) may be considered to have disposed of those common units. If so, he would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and could recognize gain or loss from the disposition. Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered to have disposed of the loaned common units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to consult a tax advisor to determine whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

We may adopt certain valuation methodologies that could result in a shift of income, gain, loss and deduction between the general partner (as the holder of our IDRs) and the unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units. When we issue additional units or engage in certain other transactions, we will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders. Moreover, under our valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between the general partner and certain of our unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for U.S. federal income tax purposes. We will be considered to have constructively terminated for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. At December 31, 2014, Dominion owned 68.5% of the total interests in our capital and profits. Therefore, a transfer by Dominion of all or a portion of its interests in us could, in conjunction with the trading of common units held by the public, result in a termination of our partnership for U.S. federal income tax purposes. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once.

Our constructive termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one calendar year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in taxable income for the unitholder’s taxable year that includes our termination. Our termination would not affect our classification as a partnership for U.S. federal income tax purposes, but it would result in our being treated as a new partnership for U.S. federal income tax purposes following the termination. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has constructively terminated requests and the IRS grants special relief, among other things, Dominion Midstream may be permitted to provide only a single Schedule K-1 to unitholders for the two short tax periods included in the year in which the termination occurs.

Unitholders will likely be subject to state and local taxes and income tax return filing requirements in jurisdictions where they do not live as a result of investing in our common units. In addition to U.S. federal income taxes, unitholders may be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if unitholders do not live in any of those jurisdictions. Unitholders will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements.

We will initially conduct business (including through Cove Point) in Maryland, Virginia and Delaware. Each of those states imposes an income tax on corporations and other entities. Each of those states also imposes a personal income tax on individuals. In addition, we may also own property or do business in other states in the future that impose income or similar taxes on nonresident individuals.

It is each unitholder’s responsibility to file all U.S. federal, foreign, state and local tax returns. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in our common units.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2014, Dominion Midstream’s assets consisted of its preferred equity interest in Cove Point whose physical properties are described in Item 1. Business, which description is incorporated herein by reference.

Item 3. Legal Proceedings

From time to time Dominion Midstream and Cove Point may be alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed upon or agreed to by Dominion Midstream or Cove Point, as applicable, or permits issued by various local, state and/or federal agencies for the construction or operation of facilities. Administrative proceedings may also be pending on these matters. In addition, in the ordinary course of business Dominion Midstream and Cove Point may be involved in various legal proceedings.

In August 2014, Cove Point received a “Request to Show Cause” from the EPA alleging violations of certain release reporting requirements under CERCLA and EPCRA. In February 2013, Cove Point first reported to the EPA a continuous release of ammonia emissions from the NOx control systems attached to its electric generating turbines as a part of normal operations. While these emissions are not subject to permit limits, Cove Point verified and submitted to the EPA that the ammonia emissions periodically exceeded the reporting threshold between December 2012 and February 2013. Cove Point further submitted to the EPA the required written follow-up reports. In December 2014, Cove Point and the EPA finalized a Consent Agreement and Final Order resolving this matter, which included a civil penalty of $365,000. Cove Point paid the penalty in December 2014.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Securities

On October 15, 2014, Dominion Midstream’s common units began trading on the NYSE under the ticker symbol “DM.” On October 20, 2014, Dominion Midstream closed the Offering of 20,125,000 common units to the public at a price of $21.00 per common unit, which included a 2,625,000 common unit over-allotment option that was exercised in full by the underwriters.

At January 31, 2015, there were approximately 6 holders of record of our common units. There is no established public trading market for our subordinated units, all of which are held by Dominion. The intraday high and low sales prices of our common units for the period from October 15, 2014 to December 31, 2014 were $39.40 and $21.81, respectively.

No distributions were made to unitholders during the year ended December 31, 2014. On January 23, 2015, the Board of Directors of our general partner declared a prorated initial quarterly cash distribution of $0.1389 per unit, totaling $8.9 million, for the period subsequent to the Offering. This distribution was paid on February 13, 2015, to unitholders of record on February 3, 2015. The initial quarterly cash distribution was calculated as the minimum quarterly distribution of $0.1750 per unit prorated for the portion of the period subsequent to the Offering.

Distributions of Available Cash

Our partnership agreement provides that our general partner will make a determination as to whether to make a distribution, but our partnership agreement does not require us to pay distributions at any time or in any amount. Instead, the Board of Directors of our general partner adopted a cash distribution policy effective as of the Offering which set forth our general partner’s intention with respect to the distributions to be made to unitholders.

DEFINITION OF AVAILABLE CASH

Any distributions we make will be characterized as made from “operating surplus” or “capital surplus.” Distributions from operating surplus are made differently than cash distributions that we would make from capital surplus. Operating surplus distributions will be made to our unitholders and, if we make quarterly distributions above the first target distribution level described below, to the holder of our IDRs. We do not anticipate that we will make any distributions from capital surplus. In such an event, however, any capital surplus distribution would be made pro rata to all unitholders, but the IDRs would generally not participate in any capital surplus distributions with respect to those rights. Any distribution from capital surplus would result in a reduction of the minimum quarterly distribution and target distribution levels and, if we reduce the minimum quarterly distribution to zero and eliminate any unpaid arrearages, thereafter capital surplus would be distributed as if it were operating surplus and the IDRs would thereafter be entitled to participate in such distributions. In determining operating surplus and capital surplus, we will only take into account our proportionate share of our consolidated subsidiaries that are not wholly-owned, such as Cove Point.

We define operating surplus as:

•	$45.0 million (as described below); plus
•

All of our cash receipts after the closing of the Offering, excluding cash from interim capital transactions (as defined below), provided that cash receipts from the termination of any hedge contract prior to its stipulated settlement or termination date will be included in equal quarterly installments over the remaining scheduled life of such hedge contract had it not been terminated; plus

•

Cash distributions paid in respect of equity issued (including incremental distributions on IDRs), other than equity issued in the Offering, to finance all or a portion of expansion capital expenditures in respect of the period that commences when we enter into a binding obligation for the acquisition, construction, development or expansion and ending on the earlier to occur of the date of any acquisition, construction, development or expansion commences commercial service and the date that it is disposed of or abandoned; plus

•

Cash distributions paid in respect of equity issued (including incremental distributions on IDRs) to pay the construction period interest on debt incurred, or to pay construction period distributions on equity issued, to finance the expansion capital expenditures referred to above, in each case, in respect of the period that commences when we enter into a binding obligation for the acquisition, construction, development or expansion and ending on the earlier to occur of the date of any acquisition, construction, development or expansion that commences commercial service and the date that it is disposed of or abandoned; less

•	All of our operating expenditures (as defined below) after the closing of the Offering; less
•	The amount of cash reserves established by our general partner to provide funds for future operating expenditures; less
•	All working capital borrowings not repaid within twelve months after having been incurred or repaid within such twelve month period with the proceeds of additional working capital borrowings; less
•	Any cash loss realized on disposition of an investment capital expenditure.

Disbursements made, cash received (including working capital borrowings) or cash reserves established, increased or reduced after the end of a period but on or before the date on which cash or cash equivalents will be distributed with respect to such period shall be deemed to have been made, received, established, increased or reduced, for purposes of determining operating surplus, within such period if our general partner so determines. Cash received from Cove Point or from our interest in any entity for which we account using the equity method will not be included to the extent it exceeds our proportionate share of such entity’s operating surplus (calculated as if the definition of operating surplus applied to such entity from the date of our acquisition of such an interest without any basket similar to that described in the first bullet above). Operating surplus does not reflect cash generated by our operations. For example, it includes a basket of $45.0 million that will enable us, if we choose, to distribute as operating surplus cash we receive in the future from non-operating sources such as asset sales, issuances of securities and long-term borrowings that would otherwise be distributed as capital surplus. In addition, the effect of including, as described above, certain cash distributions on equity interests in operating surplus will be to increase operating surplus by the amount of any such cash distributions. As a result, we may also distribute as operating surplus up to the amount of any such cash that we receive from non-operating sources.

The proceeds of working capital borrowings increase operating surplus and repayments of working capital borrowings are generally operating expenditures, as described below, and thus reduce operating surplus when made. However, if a working capital borrowing is not repaid during the twelve-month period following the borrowing, it will be deducted from operating surplus at the end of such period, thus decreasing operating surplus at such time. When such working capital borrowing is in fact repaid, it will be excluded from operating expenditures because operating surplus will have been previously reduced by the deduction.

We define operating expenditures in our partnership agreement to generally mean all of our cash expenditures, including, but not limited to, taxes, reimbursement of expenses to our general partner or its affiliates, payments made under hedge contracts (provided that (1) with respect to amounts paid in connection with the initial purchase of a hedge contract, such amounts will be amortized over the life of the applicable hedge contract and (2) payments made in connection with the termination of any hedge contract prior to the expiration of its stipulated settlement or termination date will be included in operating expenditures in equal quarterly installments over the remaining scheduled life of such hedge contract), officer compensation, repayment of working capital borrowings, interest on indebtedness and capital expenditures (as discussed in further detail below), provided that operating expenditures will not include:

•	Repayment of working capital borrowings deducted from operating surplus pursuant to the penultimate bullet point of the definition of operating surplus above when such repayment actually occurs;
•

Payments (including prepayments and prepayment penalties and the purchase price of indebtedness that is repurchased and cancelled) of principal of and premium on indebtedness, other than working capital borrowings;

•	Expansion capital expenditures;
•	Investment capital expenditures;
•	Payment of transaction expenses relating to interim capital transactions;
•	Distributions to our partners (including distributions in respect of our IDRs);
•	Repurchases of equity interests except to fund obligations under employee benefit plans; or
•	Any other expenditures or payments using the proceeds of the Offering.

INTENT TO DISTRIBUTE THE MINIMUM QUARTERLY DISTRIBUTION

Pursuant to our cash distribution policy, within 60 days after the end of each quarter, beginning with the quarter ending December 31, 2014, we intend to distribute to the holders of common and subordinated units on a quarterly basis at least the minimum quarterly distribution of $0.1750 per unit, or $0.70 per unit on an annualized basis, to the extent we have sufficient cash after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. The Board of Directors of our general partner may change the foregoing distribution policy at any time and from time to time, and even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner. Our partnership agreement does not contain a requirement for us to pay distributions to our unitholders, and there is no guarantee that we will pay the minimum quarterly distribution, or any distribution, on the units in any quarter. However, our partnership agreement does contain provisions intended to motivate our general partner to make steady, increasing and sustainable distributions over time. Please see Liquidity and Capital Resources – Dominion Credit Facility in Item 7. MD&A for a discussion of the provisions included in our credit facility with Dominion that may restrict our ability to make distributions.

GENERAL PARTNER INTEREST

Our general partner owns a non-economic general partner interest in us, which does not entitle it to receive cash distributions. However, our general partner owns the IDRs and may in the future own common units or other equity interests in us and will be entitled to receive distributions on any such interests.

INCENTIVE DISTRIBUTION RIGHTS

IDRs represent the right to receive increasing percentages (15.0%, 25.0% and 50.0%) of quarterly distributions from operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved. Our general partner currently holds the IDRs, but may transfer these rights separately from its general partner interest.

If for any quarter:

•	We have distributed cash from operating surplus to the common and subordinated unitholders in an amount equal to the minimum quarterly distribution; and
•	We have distributed cash from operating surplus to the common unitholders in an amount necessary to eliminate any cumulative arrearages in payment of the minimum quarterly distribution;

then we will make additional distributions from operating surplus for that quarter among the unitholders and the holders of the IDRs in the following manner:

•	First, to all unitholders, pro rata, until each unitholder receives a total of $0.2013 per unit for that quarter (the “first target distribution”);
•

Second, 85.0% to all common unitholders and subordinated unitholders, pro rata, and 15.0% to the holders of our IDRs, until each unitholder receives a total of $0.2188 per unit for that quarter (the “second target distribution”);

•

Third, 75.0% to all common unitholders and subordinated unitholders, pro rata, and 25.0% to the holders of our IDRs, until each unitholder receives a total of $0.2625 per unit for that quarter (the “third target distribution”); and

•	Thereafter, 50.0% to all common unitholders and subordinated unitholders, pro rata, and 50.0% to the holders of our IDRs.

PERCENTAGE ALLOCATIONS OF DISTRIBUTIONS FROM OPERATING SURPLUS

The following table illustrates the percentage allocations of distributions from operating surplus between the unitholders and the holders of our IDRs based on the specified target distribution levels. The amounts set forth under the column heading “Marginal Percentage Interest in Distributions” are the percentage interests of the holders of our IDRs and the unitholders in any distributions from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution Per Unit.” The percentage interests shown for our unitholders and the holders of our IDRs for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below assume there are no arrearages on common units.

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Per Unit	Unitholders	IDR Holders
Minimum Quarterly Distribution	$0.1750	100.0%	—%
First Target Distribution	above $0.1750 up to $0.2013	100.0%	—%
Second Target Distribution	above $0.2013 up to $0.2188	85.0%	15.0%
Third Target Distribution	above $0.2188 up to $0.2625	75.0%	25.0%
Thereafter	above $0.2625	50.0%	50.0%

Subordination Period

GENERAL

Our partnership agreement provides that, during the subordination period (which we describe below), the common units will have the right to receive distributions from operating surplus each quarter in an amount equal to $0.1750 per common unit, which amount is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions from operating surplus may be made on the subordinated units, all of which are owned by Dominion. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distribution from operating surplus for any quarter until the common units have received the minimum quarterly distribution from operating surplus for such quarter plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be sufficient cash from operating surplus to pay the minimum quarterly distribution on the common units.

DETERMINATION OF SUBORDINATION PERIOD

The subordination period began upon the closing date of the Offering and ends when we satisfy one of the three tests set forth in our partnership agreement as described below.

The first test would be satisfied as of the first business day after the distribution to unitholders in respect of any quarter, beginning with the quarter ending June 30, 2018, if each of the following has occurred:

•

For each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date, aggregate distributions from operating surplus equaled or exceeded the aggregate minimum quarterly distribution on the outstanding common and subordinated units for each four-quarter period;

•

For the same three consecutive, non-overlapping four quarter periods, the “adjusted operating surplus” (as described below) equaled or exceeded the aggregate minimum quarterly distribution on the outstanding common and subordinated units on a fully diluted weighted average basis for each four-quarter period; and

•	There are no arrearages in payment of the minimum quarterly distribution on the common units.

The second test would be satisfied if each of the following has occurred:

•

The Liquefaction Project commences commercial service, meaning Cove Point has obtained all approvals necessary to construct and operate the Liquefaction Project, completed and commissioned the Liquefaction Project and is able to provide the services it has agreed to provide under the export contracts;

•

For each of the two consecutive, non-overlapping four-quarter periods ending on December 31, 2016, aggregate distributions from operating surplus equaled or exceeded the aggregate minimum quarterly distribution on the outstanding common and subordinated units for each four-quarter period;

•

For the same two consecutive, non-overlapping four-quarter periods, the “adjusted operating surplus” (as described below) equaled or exceeded the aggregate minimum quarterly distribution on the outstanding common and subordinated units on a fully diluted weighted average basis for each four-quarter period;

•

For each completed quarter commencing after December 31, 2016, aggregate distributions from operating surplus equaled or exceeded the aggregate minimum quarterly distribution on the outstanding common and subordinated units in each such quarter; and

•	There are no arrearages in payment of the minimum quarterly distribution on the common units.

The third test would be satisfied as of the first business day after the distribution to unitholders in respect of any quarter, beginning with the quarter ending June 30, 2018, if each of the following has occurred:

•

For one four-quarter period immediately preceding that date, aggregate distributions from operating surplus exceeded 150.0% of the aggregate minimum quarterly distribution on the outstanding common units and subordinated units for such four-quarter period;

•

For the same four-quarter period, the “adjusted operating surplus” (as described below) equaled or exceeded 150.0% of the aggregate minimum quarterly distribution on the outstanding common and subordinated units during each quarter on a fully diluted weighted average basis, plus the related distribution on the IDRs; and

•	There are no arrearages in payment of the minimum quarterly distributions on the common units.

For the period after closing of the Offering through December 31, 2014, our partnership agreement prorated the minimum quarterly distribution based on the actual length of the period, and used such prorated distribution for all purposes, including in determining whether there are any arrearages in payment of the minimum quarterly distribution on the common units.

When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis and will then participate pro rata with the other common units in distributions, and all common units will thereafter no longer be entitled to arrearages.

Item 6. Selected Financial Data

For the periods prior to the closing of the Offering on October 20, 2014, the following selected financial data were derived from the financial statements and accounting records of Cove Point as our predecessor. For the period subsequent to the closing of the Offering, the Consolidated Financial Statements represent the consolidated results of operations, financial position and cash flows of Dominion Midstream.

•

The selected income statement and cash flow data for the year ended December 31, 2014, consists of the consolidated results of Dominion Midstream for the period from October 20, 2014 through December 31, 2014, and the results of our Predecessor for the period from January 1, 2014, through October 19, 2014.

•	The selected balance sheet data at December 31, 2014 consists of the consolidated balances of Dominion Midstream.

The following table should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8. Financial Statements and Supplementary Data. See also Factors Influencing Comparability of our Financial Results included in Item 7. MD&A.

Year Ended December 31,	2014	2013 (Predecessor)	2012 (Predecessor)
(millions, except per unit amounts)
Operating revenue	$313.3	$343.5	$293.0
Net income including noncontrolling interest	106.9	109.4	97.2
Net income attributable to limited partners subsequent to initial public offering	9.5
Net income subsequent to initial public offering per unit (basic and diluted):
Common Units	0.15
Subordinated Units	0.15
Cash distribution declared per unit	0.1389
Total assets	2,258.4	1,498.2	1,213.5

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MD&A discusses Dominion Midstream’s results of operations and general financial condition. MD&A should be read in conjunction with Item 1. Business and the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

CONTENTS OF MD&A

MD&A consists of the following information:

•	Forward-Looking Statements
•	Partnership Overview
•	Initial Public Offering
•	Basis of Presentation
•	How We Evaluate Our Operations
•	Factors Impacting Comparability of Our Financial Results
•	Accounting Matters
•	Results of Operations
•	Analysis of Consolidated Operations
•	Segment Results of Operations
•	Liquidity and Capital Resources
•	Future Issues and Other Matters

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

We make forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to differ materially from predicted results. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other factors may cause actual results to differ materially from those indicated in any forward-looking statement. These factors include but are not limited to:

•

Extreme weather events and other natural disasters, including, but not limited to, hurricanes, high winds, severe storms, earthquakes, flooding and changes in water availability that can cause outages and property damage to facilities;

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
Dominion and third parties, and the impacts of such acquisitions;
•	Political and economic conditions, including inflation and deflation;
•	Domestic terrorism and other threats to our physical and intangible assets, as well as threats to cybersecurity;
•

The timing and receipt of regulatory approvals necessary for planned construction or any future expansion projects, including the overall development of the Liquefaction Project, and compliance with conditions associated with such regulatory approvals;

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

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Item 1A. Risk Factors.

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

PARTNERSHIP OVERVIEW

We are a growth-oriented Delaware limited partnership formed on March 11, 2014 by Dominion to initially own the Preferred Equity Interest and the general partner interest in Cove Point, which owns LNG import, storage, regasification and transportation assets. We expect that our relationship with Dominion, which has substantial additional midstream assets, should provide us the opportunity over time to grow a portfolio of natural gas terminaling, processing, storage, transportation and related assets. The Preferred Equity Interest is a perpetual, non-convertible preferred equity interest entitled to Preferred Return Distributions so long as Cove Point has sufficient cash and undistributed Net Operating Income (determined on a cumulative basis from the closing of the Offering) from which to make Preferred Return Distributions. Preferred Return Distributions will be made on a quarterly basis and will not be cumulative. The Preferred Equity Interest is also entitled to receive Additional Return Distributions, and should benefit from the expected increased cash flow and income associated with the Liquefaction Project upon completion. We expect the Preferred Equity Interest to have limited exposure to the capital expenditure requirements associated with the future expansion of the Cove Point Facilities, as Dominion, although it is under no obligation to do so, has indicated that it intends to provide such funding. Our results of operations and financial condition will be dependent on the performance of Cove Point, and we believe that the discussion and analysis of Cove Point’s financial condition and operations is important to our unitholders.

Business Strategy

Dominion Midstream’s primary business objective is to generate stable and growing cash flows, which will enable it to maintain and increase cash distributions per unit over time. We intend to accomplish this objective by executing the following strategies:

•

Pursue accretive acquisitions from Dominion. We intend to seek opportunities to expand our initial asset base primarily through accretive acquisitions from Dominion. In connection with the Offering, Dominion granted us a right of first offer with respect to any future sale of its common equity interests in Cove Point, and we may also acquire newly issued common or additional preferred equity interests in Cove Point. Furthermore, Dominion granted us a right of first offer with respect to any future sale of its indirect ownership interest in Blue Racer, which is a growing midstream company focused on the Utica Shale formation, and its indirect ownership interest in Atlantic Coast Pipeline, which is a newly created limited liability company focused on constructing a natural gas pipeline running from West Virginia through Virginia to North Carolina. Dominion is under no obligation to sell these interests, nor are we obligated to purchase such interests. We believe Dominion will offer us opportunities to acquire other midstream assets that it may acquire or develop in the future or that it currently owns. See Future Issues and Other Matters-Potential Acquisition. We believe that Dominion’s economic relationship with us incentivizes it to offer us acquisition opportunities, although it is under no obligation to do so nor are we obligated to make any such acquisitions.

•

Pursue third party acquisitions and organic growth opportunities. We also intend to grow our business by pursuing strategic acquisitions from third parties and, as we acquire additional assets, future organic growth opportunities at those acquired assets. Our third-party growth strategy will include assets both within the existing geographic footprint of Dominion’s natural gas-related businesses and potentially in new areas.

•

Focus on long-term stable cash flows. We intend to pursue future growth opportunities, whether through our relationship with Dominion, third-party acquisitions or organic growth opportunities, that provide long-term, stable cash flows.

•

Capitalize on Dominion’s midstream experience in the Utica and Marcellus Shale formations. We intend to capitalize on Dominion’s midstream experience in the high growth areas of the Utica and Marcellus Shale formations. Dominion’s experience in these shale formations, as well as its extensive footprint, could potentially provide significant growth opportunities.

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

In exchange for Dominion’s contribution of the general partner interest in Cove Point and a portion of the Preferred Equity Interest to us, which we contributed to Cove Point Holdings, Dominion received:

•	11,847,789 common units and 31,972,789 subordinated units, representing an aggregate 68.5% limited partner interest;
•	All of our IDRs;
•	A non-economic general partner interest; and
•	A cash distribution of $51.5 million as described in the partnership agreement.

Dominion Midstream received net proceeds of $392.4 million from the Offering, after deducting underwriting discounts, structuring fees and offering expenses of $30.2 million. Dominion Midstream utilized $340.9 million of net proceeds to make, through Cove Point Holdings, a contribution to Cove Point in exchange for the remaining portion of the Preferred Equity Interest.

See Note 14 to the Financial Statements for a discussion of the significant contracts entered into in connection with the closing of the Offering.

BASIS OF PRESENTATION

The contribution by Dominion to Dominion Midstream of the general partner interest in Cove Point and a portion of the Preferred Equity Interest is considered to be a reorganization of entities under common control. Dominion Midstream owns the general partner interest and controls Cove Point, and therefore consolidates Cove Point. As such, Dominion Midstream’s investment in the Preferred Equity Interest and Cove Point’s preferred equity interest are eliminated in consolidation. The consolidated Cove Point common equity and income not owned by Dominion Midstream is reflected as noncontrolling interest equity and income of Dominion Midstream.

For the periods prior to the closing of the Offering on October 20, 2014, the financial statements included in this Annual Report on Form 10-K were derived from the financial statements and accounting records of Cove Point as our predecessor. The financial statements were prepared using Dominion’s historical basis in the assets and liabilities of Cove Point and include all revenues, costs, assets and liabilities attributed to Cove Point.

The financial statements for all years presented include costs for certain general, administrative and corporate expenses assigned by DRS to Dominion Midstream and Cove Point on the basis of direct and allocated methods in accordance with Dominion Midstream and Cove Point’s services agreements with DRS. Where costs incurred cannot be determined by specific identification, the costs are allocated based on the proportional level of effort devoted by DRS resources that is attributable to the entities, determined by reference to number of employees, salaries and wages and other similar measures for the relevant DRS department. Management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses are reasonable. Nevertheless, the Consolidated Financial Statements prior to the Offering may not include all of the actual expenses that would have been incurred had we been a stand-alone publicly traded partnership during the periods presented, and may not reflect our actual results of operations, financial position and cash flows had we been a stand-alone publicly traded partnership during the periods prior to the Offering. All financial information presented for the periods after the Offering represents the consolidated results of operations, financial position and cash flows of Dominion Midstream.

HOW WE EVALUATE OUR OPERATIONS

Dominion Midstream management uses a variety of financial metrics to analyze our performance. These metrics are significant factors in assessing our operating results and include: (1) EBITDA; (2) Adjusted EBITDA; and (3) distributable cash flow.

EBITDA, Adjusted EBITDA and Distributable Cash Flow

EBITDA represents net income including noncontrolling interest before interest and related charges, income tax and depreciation and amortization. Adjusted EBITDA represents EBITDA after adjustment for a noncontrolling interest in Cove Point held by Dominion subsequent to the Offering. Distributable cash flow is defined as EBITDA adjusted for known timing differences between cash and income, less capital expenditures, plus contributions from Dominion to fund capital expenditures, and less cash attributable to the noncontrolling interest in Cove Point held by Dominion subsequent to the Offering. Although we have not quantified Adjusted EBITDA and distributable cash flow for our Predecessor, we intend to use these metrics to analyze our performance. EBITDA, Adjusted EBITDA and distributable cash flow are used as supplemental financial measures by our management and by external users of our financial statements, such as investors and securities analysts, to assess:

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

The GAAP measure most directly comparable to EBITDA and Adjusted EBITDA is net income, and the GAAP measure most directly comparable to distributable cash flow is net cash provided by operating activities. EBITDA, Adjusted EBITDA and distributable cash flow should not be considered alternatives to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA, Adjusted EBITDA and distributable cash flow exclude some, but not all, items that affect net income and operating income, and these measures may vary among other companies. Therefore, EBITDA, Adjusted EBITDA and distributable cash flow as presented may not be comparable to similarly titled measures of other companies.

FACTORS IMPACTING COMPARABILITY OF OUR FINANCIAL RESULTS

Our historical results of operations and cash flows for the periods presented may not be comparable, either from period to period, or going forward, principally for the following reasons:

Import Contracts

Cove Point has historically operated as an LNG import facility, under various long-term import contracts. Since 2010, Dominion has renegotiated certain existing LNG import contracts in a manner that will result in a significant reduction in pipeline and storage capacity utilization and associated anticipated revenues during the period from 2017 through 2028. Such amendments created the opportunity for Dominion to explore the Liquefaction Project, which, assuming it becomes operational, will extend the economic life of Cove Point. In total, these renegotiations reduced Cove Point’s expected annual revenues from the import-related contracts by approximately $150 million from 2017 through 2028, partially offset by approximately $50 million of additional revenues in the years 2013 through 2017.

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

Income Taxes

Federal and state income taxes are reflected on the historical financial statements of Cove Point. Dominion Midstream, as a pass-through entity, generally is not subject to income taxes and does not record any provision for income taxes in its Consolidated Financial Statements. Income taxes will not be included in future periods, except to the extent Dominion Midstream acquires interests in business activities that are conducted in states that impose income taxes on partnerships or if it were to acquire a controlling interest in an entity that is subject to income taxes. If, however, Dominion Midstream acquires a controlling interest in a business from Dominion that had previously been subject to income taxes, the income taxes incurred by the business would be included in Dominion Midstream’s consolidated financial statements for any period in which Dominion owned the controlling interest.

General and Administrative Expenses

Dominion Midstream anticipates incurring incremental general and administrative expenses annually as a result of operating as a publicly traded partnership, such as expenses associated with annual and quarterly reporting; tax return and Schedules K-1 preparation and distribution expenses; Sarbanes-Oxley compliance expenses; expenses associated with listing on the NYSE; independent auditor fees; legal fees; investor relations expenses; registrar and transfer agent fees; director and officer insurance expenses; and director compensation expenses. Additionally, our financial results will reflect our obligation to reimburse our general partner and its affiliates for all direct and indirect expenses incurred and payments made on our behalf. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform various general, administrative and support services for us or on our behalf, and corporate overhead costs and expenses allocated to us by Dominion. Our partnership agreement provides that our general partner will determine the costs and expenses that are allocable to us. We estimate an increase in general and administrative expenses of approximately $3.0 million on an annualized basis.

ACCOUNTING MATTERS

Critical Accounting Policies and Estimates

Dominion Midstream has identified the following accounting policies, including certain inherent estimates, that as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. Dominion Midstream has discussed the development, selection and disclosure of each of these policies with the Audit Committee of its Board of Directors.

ACCOUNTING FOR REGULATED OPERATIONS

Dominion Midstream is required to reflect the effect of the FERC rate regulation in its Consolidated Financial Statements. For regulated businesses subject to federal cost-of-service rate regulation, regulatory practices that assign costs to accounting periods may differ from accounting methods generally applied by nonregulated companies. When it is probable that the FERC will permit the recovery of current costs through future rates charged to customers, these costs are deferred as regulatory assets that otherwise would be expensed by nonregulated companies. Likewise, regulatory liabilities are recognized when it is probable that the FERC will require customer refunds through future rates or when revenue is collected from customers for expenditures that have yet to be incurred. Generally, regulatory assets and liabilities are amortized into income over the period authorized by the FERC.

Dominion Midstream evaluates whether or not recovery of its regulatory assets through future rates is probable and makes various assumptions in its analyses. The expectations of future recovery are generally based on orders issued by the FERC, as well as discussions with legal counsel. If recovery of a regulatory asset is determined to be less than probable, it will be written off in the period such assessment is made. See Note 8 to the Consolidated Financial Statements for additional information.

USE OF ESTIMATES IN GOODWILL IMPAIRMENT TESTING

As of December 31, 2014, Dominion Midstream reported $45.9 million of goodwill on its Balance Sheet.

In April of each year, Dominion Midstream tests its goodwill for potential impairment, and performs additional tests more frequently if an event occurs or circumstances change in the interim that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The 2014, 2013 and 2012 annual tests and any interim tests did not result in the recognition of any goodwill impairment.

In general, Dominion Midstream estimates the fair value of its reporting unit by using a combination of discounted cash flows and other valuation techniques that use multiples of earnings for peer group companies and analyses of recent business combinations involving peer group companies. Fair value estimates are dependent on subjective factors such as Dominion Midstream’s estimate of future cash flows, the selection of appropriate discount and growth rates, and the selection of peer group companies and recent transactions. These underlying assumptions and estimates are made as of a point in time; subsequent modifications, particularly changes in discount rates or growth rates inherent in Dominion Midstream’s estimates of future cash flows, could result in a future impairment of goodwill. Although Dominion Midstream has consistently applied the same methods in developing the assumptions and estimates that underlie the fair value calculations, such as estimates of future cash flows, and based those estimates on relevant information available at the time, such cash flow estimates are highly uncertain by nature and may vary significantly from actual results. If the estimates of future cash flows used in the most recent tests had been 10% lower, the resulting fair value would have still been greater than the carrying value of the reporting unit tested, indicating that no impairment was present. See Note 7 to the Consolidated Financial Statements for additional information.

USE OF ESTIMATES IN LONG-LIVED ASSET IMPAIRMENT TESTING

Impairment testing for an individual or group of long-lived assets or for intangible assets with definite lives is required when circumstances indicate those assets may be impaired. When an asset’s carrying amount exceeds the undiscounted estimated future cash flows associated with the asset, the asset is considered impaired to the extent that the asset’s fair value is less than its carrying amount. Performing an impairment test on long-lived assets involves judgment in areas such as identifying if circumstances indicate an impairment may exist, identifying and grouping affected assets, and developing the undiscounted and discounted estimated future cash flows (used to estimate fair value in the absence of market-based value) associated with the asset, including probability weighting such cash flows to reflect expectations about possible variations in their amounts or timing, expectations about operating the long-lived assets and the selection of an appropriate discount rate. When determining whether an asset or asset group has been impaired, management groups assets at the lowest level that has identifiable cash flows. Although cash flow estimates are based on relevant information available at the time the estimates are made, estimates of future cash flows are, by nature, highly uncertain and may vary significantly from actual results. For example, estimates of future cash flows would contemplate factors which may change over time, such as the expected use of the asset, including future production and sales levels, expected fluctuations of prices of commodities sold and consumed and expected proceeds from dispositions.

RESULTS OF OPERATIONS

Presented below are selected amounts related to Dominion Midstream’s results of operations:

Year Ended December 31,	2014	$ Change	2013	$ Change	2012
(millions)
Operating revenue	$313.3	$(30.2)	$343.5	$50.5	$293.0
Purchased gas	59.6	(32.1)	91.7	42.9	48.8
Net revenue	253.7	1.9	251.8	7.6	244.2
Other operations and maintenance	34.9	7.0	27.9	0.7	27.2
Depreciation and amortization	37.7	6.0	31.7	(1.6)	33.3
Other taxes	22.4	1.3	21.1	0.6	20.5
Interest and related charges	—	—	—	(0.1)	0.1
Income tax expense	51.8	(9.9)	61.7	(4.2)	65.9
Net income including noncontrolling interest	$106.9	$(2.5)	$109.4	$12.2	$97.2
Less: Predecessor income prior to initial public offering on October 20, 2014	80.6
Net income including noncontrolling interest subsequent to initial public offering	26.3
Less: Net income attributable to noncontrolling interest subsequent to initial public offering	16.8
Net income attributable to Dominion Midstream	$9.5

EBITDA	$196.4		$202.8		$196.5
Adjusted EBITDA(1)	$9.5
Distributable cash flow(1)	$9.6

(1)	Represents amounts for the period from October 20, 2014 to December 31, 2014.

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measure for each year. The Adjusted EBITDA measure is not applicable to the years ending December 31, 2013 and 2012.

Year Ended December 31,	2014	2013	2012
(millions)
Adjustments to reconcile net income including noncontrolling interest to EBITDA and Adjusted EBITDA:
Net income including noncontrolling interest:	$106.9	$109.4	$97.2
Add:
Depreciation and amortization	37.7	31.7	33.3
Interest and related charges	—	—	0.1
Income tax expense	51.8	61.7	65.9
EBITDA	$196.4	$202.8	$196.5
Less:
Predecessor EBITDA prior to initial public offering	157.5
EBITDA subsequent to initial public offering	38.9
EBITDA attributable to noncontrolling interest	29.4
Adjusted EBITDA(1)	$9.5

(1)	Represents amounts for the period from October 20, 2014 to December 31, 2014.

The following table presents a reconciliation of distributable cash flow to the most directly comparable GAAP financial measure for 2014. This measure is not applicable to the years ending December 31, 2013 and 2012.

Year Ended December 31,	2014
(millions)
Adjustments to reconcile net cash provided by operating activities to distributable cash flow attributable to Dominion Midstream subsequent to initial public offering:
Net cash provided by operating activities	$156.1
Add:
Income tax expense	51.8
Changes in working capital	(11.5)
EBITDA	196.4
Less:
Predecessor EBITDA prior to initial public offering	157.5
EBITDA subsequent to initial public offering	38.9
Adjustments to cash:
Plus: Other taxes(1)	4.3
Less: Renegotiated contract payments(2)	(2.6)
Less: Maintenance capital expenditures(3)	(4.5)
Less: Expansion capital expenditures(3)	(208.0)
Plus: Net proceeds from the Offering to fund capital expenditures(4)	340.9
Less: Net proceeds from the Offering to be used to fund future capital expenditures(4)	(128.4)
Plus: Non-cash director compensation	0.1
Cash available to Dominion Midstream and noncontrolling interest	40.7
Cash attributable to noncontrolling interest(5)	31.1
Distributable cash flow(6)	$9.6

(1)	Adjustment to reflect the timing difference between cash paid for property taxes and the amount recognized into expense.
(2)	Cove Point renegotiated certain import-related contracts that resulted, and will result, in annual payments in the years 2013 through 2017 totaling approximately $50.0 million. This is to adjust for the difference between cash received and revenue recognized.
(3)	Reflects maintenance capital expenditures on the Cove Point LNG Facility and Cove Point Pipeline to maintain Cove Point’s long-term operating capacity and operating income and expansion capital expenditures, primarily for the Liquefaction Project, made to increase Cove Point’s long-term operating capacity and operating income whether through construction or acquisitions. Dominion has indicated that it intends to provide the funding necessary for the maintenance and expansion capital expenditures for both the existing Cove Point LNG Facility and Cove Point Pipeline and the Liquefaction Project, but is under no obligation to do so.
(4)	Net proceeds from the Offering were contributed to Cove Point to fund capital expenditures. Any excess of net proceeds from the Offering over capital expenditures for the year will be used to fund capital expenditures in future periods.
(5)	The Preferred Equity Interest is a perpetual, non-convertible preferred equity interest entitled to the first $50.0 million of annual cash distributions made by Cove Point. Any excess in cash available over the $50.0 million is attributable to the noncontrolling interest but not available for distribution until the distribution reserve has been fully funded.
(6)	Represents amounts for the period from October 20, 2014 to December 31, 2014.

ANALYSIS OF CONSOLIDATED OPERATIONS

Overview

Net revenue reflects operating revenue less purchased gas expense. Purchased gas expense includes the value of natural gas retained for use in routine operations and the cost of LNG cooling cargo purchases. Increases or decreases in purchased gas expenses are offset by corresponding increases or decreases in operating revenues and are thus financially neutral to Dominion Midstream. LNG cooling cargo purchases are required for Cove Point to maintain the cryogenic readiness of the Cove Point LNG Facility. Each year, one or two LNG cooling cargos are procured and billed to the Import Shippers pursuant to certain provisions in Cove Point’s FERC gas tariff.

An analysis of Dominion Midstream’s results of operations follows:

2014 VS. 2013

Net revenue increased 1%, primarily reflecting a $3.2 million increase in other revenue as a result of the renegotiation of certain import-related contracts. Operating revenue and purchased gas expense decreased as Cove Point received one LNG cooling cargo in 2014 compared to the receipt of two LNG cooling cargos in 2013.

Other operations and maintenance increased 25%, primarily due to an increase in stakeholder outreach expenditures associated with the Liquefaction Project.

Depreciation and amortization increased 19%, primarily as a result of accelerated depreciation from anticipated asset retirements associated with the Liquefaction Project.

Other taxes increased 6% primarily due to an increase of $0.5 million in assessed property taxes on the Cove Point LNG Facility and the absence of a $0.5 million reduction of property taxes recognized in 2013 to reflect the actual amount billed to Cove Point.

Interest and related charges were immaterial in both 2014 and 2013 as any affiliated borrowings were used primarily to fund capital expenditures and therefore associated interest and related charges were capitalized to property, plant and equipment.

Income tax expense decreased 16% primarily reflecting a $10.0 million decrease as a result of our treatment as a pass-through entity for federal and state income tax purposes effective October 20, 2014, and a $4.8 million decrease due to a decline in net income prior to October 20, 2014 as compared to the prior year. These decreases were partially offset by the absence of a $3.6 million prior year benefit resulting from a change in the allocation of Cove Point’s income to states.

2013 VS. 2012

Net revenue increased 3% primarily reflecting a $9.6 million increase in other revenue as a result of the renegotiation of certain import-related contracts, partially offset by a decrease in gas transportation and storage revenue of $2.7 million as a result of a full year of lower base tariff rates which became effective in April 2012. Operating revenue and purchased gas expense increased as Cove Point received two LNG cooling cargos for the year ended December 31, 2013 compared to the receipt of only one LNG cooling cargo for the year ended December 31, 2012.

Other operations and maintenance increased 3% primarily due to an increase in affiliated support services in 2013 compared to 2012.

Depreciation and amortization decreased 5% primarily due to the extension of the expected useful life of Cove Point’s existing expansion assets as a result of the Liquefaction Project.

Other taxes increased 3% primarily due to an increase in the property tax assessment of the Cove Point LNG Facility for 2013.

Interest and related charges were immaterial in both 2013 and 2012 as any affiliated borrowings were used primarily to fund capital expenditures and therefore associated interest and related charges were capitalized to property, plant and equipment.

Income tax expense decreased 6% primarily due to a benefit resulting from a change in the allocation of Cove Point’s income to states ($7.4 million), partially offset by higher pre-tax income in 2013 ($3.2 million).

SEGMENT RESULTS OF OPERATIONS

Presented below is a summary of contributions by Dominion Midstream’s operating segments to net income including noncontrolling interest:

Year Ended December 31,	2014	$ Change	2013	$ Change	2012
(millions)
Dominion Energy	$106.9	$(2.6)	$109.5	$12.3	$97.2
Corporate and Other	—	0.1	(0.1)	(0.1)	—
Consolidated	$106.9	$(2.5)	$109.4	$12.2	$97.2

Dominion Energy

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy’s contribution to net income including noncontrolling interest. Subsequent to October 20, 2014, Dominion Midstream, as a pass-through entity, is generally not subject to income taxes.

2014 VS. 2013

Increase (Decrease)
(millions)
Renegotiation of certain import-related contracts	$2.0
Stakeholder outreach expenses for the Liquefaction Project	(4.7)
Accelerated depreciation	(3.8)
State income tax benefit in 2013(1)	(3.6)
Absence of income taxes subsequent to the Offering	10.0
Other	(2.5)
Change in net income contribution	$(2.6)
(1)	Change in state effective tax rate applicable to deferred taxes.

2013 VS. 2012

Increase (Decrease)
(millions)
Renegotiation of certain import-related contracts	$6.1
Transportation and storage base rates	(1.7)
State income tax benefit in 2013(1)	7.4
Other	0.5
Change in net income contribution	$12.3
(1)	Change in state effective tax rate applicable to current and deferred taxes.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results.

Year Ended December 31,	2014	2013	2012
(millions, except earnings per unit amounts)
Specific items attributable to operating segment	$—	$(0.1)	$—
Total net charge	$—	$(0.1)	$—

Corporate and Other includes specific items attributable to Dominion Midstream’s operating segment that are not included in profit measures evaluated by executive management in assessing segment performance or in allocating resources among the segments. See Note 17 to the Consolidated Financial Statements for discussion of these items in more detail.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Dominion Midstream’s ongoing principal sources of liquidity may include distributions received from Cove Point from our Preferred Equity Interest, borrowings under our credit facility with Dominion, and issuances of debt and equity securities. We believe that cash from these sources will be sufficient to pay distributions while continuing to meet our short-term working capital requirements and our long-term capital expenditure requirements. We expect to have sufficient distributable cash flow to pay the minimum quarterly distribution of $0.1750 per common unit and subordinated unit, which equates to $11.2 million per quarter, or $44.8 million per year in the aggregate, based on the number of common units and subordinated units currently outstanding. However, we do not have a legal or contractual obligation to pay distributions quarterly or on any other basis or at the minimum quarterly distribution rate or at any other rate, and there is no guarantee that we will pay distributions to our unitholders in any quarter.

Outstanding Indebtedness; Dominion Credit Facility

In connection with the Offering, Dominion Midstream entered into a $300 million credit facility with Dominion, allowing it to competitively pursue acquisitions and future organic growth opportunities or to otherwise meet its financial needs. See Note 14 to the Consolidated Financial Statements for a summary of certain key terms of the credit facility with Dominion.

Dominion Midstream has no borrowings or letters of credit outstanding under the credit facility or any other indebtedness at December 31, 2014.

Capital Requirements

CAPITAL SPENDING

The total costs of developing the Liquefaction Project are estimated to be $3.4 billion to $3.8 billion, excluding financing costs. Through December 31, 2014, Cove Point incurred $930.4 million of development and construction costs associated with the Liquefaction Project. We caused Cove Point to use the net proceeds contributed to it from the Offering to fund a portion of development and construction costs associated with the Liquefaction Project. As existing revenue streams and cash from operating activities will be insufficient for Cove Point to complete the Liquefaction Project, Dominion has indicated that it intends to provide the funding necessary for the remaining construction costs and other capital expenditures of Cove Point, but it is under no contractual obligation to do so and has not secured all of the funding necessary to cover these costs, as it intends to finance these costs as they are incurred using its consolidated operating cash flows in addition to proceeds from capital markets transactions. However, Dominion has entered into guarantee arrangements on behalf of Cove Point to facilitate the Liquefaction Project, including guarantees supporting the terminal services and transportation agreements as well as the engineering, procurement and construction contract for the Liquefaction Project. Two of the guarantees have no stated limit, one guarantee has a $150 million limit, and one guarantee has a $1.75 billion aggregate limit with an annual draw limit of $175 million. In the event that Dominion does not satisfy its obligations under these guarantee arrangements or otherwise does not agree to provide the funding necessary for the remaining development costs and other capital expenditures of Cove Point, or is unable to obtain such funding in the amounts required or on terms acceptable to Dominion, Cove Point would require substantial external debt or equity financing to complete the construction of the Liquefaction Project.

DISTRIBUTIONS

On January 23, 2015, the Board of Directors of our general partner declared a prorated initial quarterly cash distribution of $0.1389 per unit, totaling $8.9 million, for the period subsequent to the Offering. This distribution was paid on February 13, 2015, to unitholders of record on February 3, 2015. The initial quarterly cash distribution was calculated as the minimum quarterly distribution of $0.1750 per unit prorated for the portion of the quarter subsequent to the Offering.

Cash Flows

A summary of cash flows is presented below:

Year Ended December 31,	2014	2013	2012
(millions)
Cash and cash equivalents at beginning of year	$11.2	$—	$—
Cash flows provided by (used in):
Operating activities	156.1	136.2	154.9
Investing activities	(571.6)	(294.8)	(51.3)
Financing activities	579.7	169.8	(103.6)
Net increase in cash and cash equivalents	164.2	11.2	—
Cash and cash equivalents at end of year	$175.4	$11.2	$—

OPERATING CASH FLOWS

In 2014, net cash provided by Dominion Midstream’s operating activities increased by $19.9 million primarily due to the absence of federal and state income taxes beginning October 20, 2014, the closing date of the Offering, as Dominion Midstream, a pass-through entity, is generally not subject to income taxes.

INVESTING CASH FLOWS

In 2014, net cash used in Dominion Midstream’s investing activities increased by $276.8 million, primarily due to higher capital expenditures for the Liquefaction Project.

FINANCING CASH FLOWS

In 2014, net cash provided by Dominion Midstream’s financing activities increased by $409.9 million, primarily as a result of net proceeds received from the issuance of common units in connection with the Offering and net contributions from Dominion. This increase was partially offset by the issuance of affiliate current borrowings in 2013 (subsequently converted to equity), which did not occur in 2014.

Customer Concentration

Cove Point provides service to twenty-three customers, including the Storage Customers, sixteen marketers or end users and the Import Shippers. The three largest customers comprised approximately 93% of the total transportation and storage revenues for the year ended December 31, 2014. See Note 13 to the Consolidated Financial Statements for additional information.

Contractual Obligations

Dominion Midstream is party to numerous contracts and arrangements obligating it to make cash payments in future years. These contracts include contracts for capital projects and the purchase of goods and services. Presented below is a table summarizing cash payments that may result from contracts to which Dominion Midstream or Cove Point is party as of December 31, 2014. For purchase obligations and other liabilities, amounts are based upon contract terms, including fixed and minimum quantities to be purchased at fixed or market-based prices. Actual cash payments will be based upon actual quantities purchased and prices paid and will likely differ from amounts presented below. The table excludes all amounts classified as current liabilities in the Consolidated Balance Sheets. The majority of Dominion Midstream’s current liabilities will be paid in cash in 2015. The following table presents our contractual obligations and other commitments as of December 31, 2014:

	2015	2016- 2017	2018- 2019	2020 and thereafter	Total
(millions)
Purchase obligations(1):
Capital Projects	$743.8	$14.5	$2.2	$—	$760.5
CPCN Obligation(2)	—	16.0	16.8	7.2	40.0
Other(3)	1.0	0.5	0.5	2.8	4.8
Total cash payments(4)	$744.8	$31.0	$19.5	$10.0	$805.3
(1)	Amounts exclude open purchase orders for services that are provided on demand, the timing of which cannot be determined.
(2)	Relates to payments required by the CPCN granted by the Maryland Commission. Payments approximating $8 million are accrued as a current liability and are therefore excluded from this table. See Note 11 to the Consolidated Financial Statements for further information.
(3)	Represents operations and maintenance commitments.
(4)	Excludes regulatory liabilities and employee benefit plan obligations, which are not contractually fixed as to timing and amount. See Note 8, Regulatory Assets and Liabilities and Note 10, Employee Benefit Plans to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

Other than the holding of surety bonds as discussed in Note 12 to the Consolidated Financial Statements, we had no off-balance sheet arrangements at December 31, 2014 and 2013.

FUTURE ISSUES AND OTHER MATTERS

See Item 1. Business and Notes 8 and 9 to the Consolidated Financial Statements for additional information on various environmental, regulatory, legal and other matters that may impact future results of operations, financial condition, and/or cash flows.

Potential Acquisition

On January 31, 2015, Dominion purchased CGT from SCANA Corporation for approximately $495.3 million in cash, subject to final acquired working capital adjustments. CGT owns and operates nearly 1,500 miles of FERC-regulated interstate natural gas pipeline in South Carolina and southeastern Georgia. Subject to board approvals by Dominion and Dominion Midstream, Dominion has announced it expects to contribute CGT into Dominion Midstream in exchange for a combination of debt and common units by mid-year 2015.

Environmental Matters

Cove Point is subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations.

ENVIRONMENTAL PROTECTION AND MONITORING EXPENDITURES

Expenses (including depreciation) related to environmental protection and monitoring activities approximated $1.2 million, $1.1 million and $1.1 million during 2014, 2013, and 2012, respectively. These expenses are expected to approximate $1.5 million in both 2015 and 2016. In addition, capital expenditures related to environmental controls were $3.7 million, $5.9 million, and $1.3 million for 2014, 2013 and 2012, respectively. These expenditures are expected to approximate $3.8 million and $3.9 million for 2015 and 2016, respectively.

FUTURE ENVIRONMENTAL REGULATIONS

Air

The CAA is a comprehensive program utilizing a broad range of regulatory tools to protect and preserve the nation’s air quality. At a minimum, delegated states are required to establish regulatory programs to address all requirements of the CAA. However, states may choose to develop regulatory programs that are more restrictive. Cove Point’s facilities are subject to the CAA’s permitting and other requirements.

In December 2012, the EPA issued a final rule that set a more stringent annual air quality standard for fine particulate matter. The EPA issued final attainment/nonattainment designations in January 2015. Until states develop their implementation plans, Dominion Midstream cannot determine with certainty whether or how facilities located in areas designated nonattainment for the standard will be impacted, but does not expect such impacts to be material.

The EPA has finalized rules establishing a new 1-hour NAAQS for NOX and a new 1-hour NAAQS for SO2, which could require additional NOX and SO2 controls where Cove Point operates. Until the states have developed implementation plans for these standards, the impact on Cove Point’s facilities that emit NOX and SO2 is uncertain. Additionally, the impact of permit limits implementing NAAQS on Cove Point’s facilities is uncertain at this time.

In January 2010, the EPA also proposed a new, more stringent NAAQS for ozone and had planned to finalize the rule in 2011. In September 2011, the EPA announced a delay from 2011 to 2014 of the rulemaking; therefore NOX controls that may have been required by the rulemaking have also been delayed. In the interim, the EPA has proceeded with implementation of the current ozone standard and made final attainment/nonattainment designations in May 2012. The Cove Point Facilities in Maryland and a few compressor stations in northern Virginia are located in areas that have been designated nonattainment for the standard. Until the states have developed their implementation plans for the ozone standard, it is not possible to determine the impact on these facilities, but Dominion Midstream believes the expenditures to comply with any new requirements would not be material. In November 2014, the EPA issued a new proposal to tighten the ozone standard and expects to finalize the rule in October 2015. The EPA is not expected to complete attainment designations for a new standard until sometime in 2017 and states will have until 2020 or 2021 to develop plans to address the new standard. Dominion Midstream currently cannot predict with certainty the direct or indirect financial impact on operations from this rule revision, but believes the expenditures to comply with any new requirements would not be material.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of the following information is to provide information about our potential exposure to market risk. The term “market risk” refers to the risk of loss arising from adverse changes in commodity prices and interest rates.

Commodity Price Risk

We will be entitled to the Preferred Return Distributions so long as Cove Point has sufficient cash and undistributed Net Operating Income from which to make the Preferred Return Distributions. The cash flow attributable to the Preferred Equity Interest is underpinned by long-term fixed reservation fee agreements. Accordingly, we believe we are not subject to any material impacts of commodity price risk.

Interest Rate Risk

As described above, upon the closing of the Offering, we entered into a $300 million variable rate revolving credit facility with Dominion. We may hedge the interest on portions of our borrowings under the credit facility from time-to-time in order to manage risks associated with floating interest rates. We do not have any outstanding indebtedness at December 31, 2014.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Dominion Midstream GP, LLC and Members of

Dominion Midstream Partners, LP

Richmond, Virginia

We have audited the accompanying consolidated balance sheets of Dominion Midstream Partners, LP and its subsidiaries (“Dominion Midstream”) at December 31, 2014 and 2013, and the related consolidated statements of income, equity and partners’ capital and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of Dominion Midstream’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Dominion Midstream is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Dominion Midstream’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dominion Midstream Partners, LP and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 27, 2015

Dominion Midstream Partners, LP

Consolidated Statements of Income

Year Ended December 31,	2014	2013 (Predecessor)	2012 (Predecessor)
(in millions, except per unit data)

Operating Revenue(1)	$313.3	$343.5	$293.0
Operating Expenses
Purchased gas(1)	59.6	91.7	48.8
Other operations and maintenance:
Affiliated suppliers	9.4	7.7	7.0
Other	25.5	20.2	20.2
Depreciation and amortization	37.7	31.7	33.3
Other taxes	22.4	21.1	20.5
Total operating expenses	154.6	172.4	129.8
Income from operations	158.7	171.1	163.2
Interest and related charges(1)	—	—	0.1
Income from operations including noncontrolling interest before income taxes	158.7	171.1	163.1
Income tax expense	51.8	61.7	65.9
Net Income including noncontrolling interest	$106.9	$109.4	$97.2
Less: Predecessor income prior to initial public offering on October 20, 2014	80.6
Net income including noncontrolling interest subsequent to initial public offering	26.3
Less: Net income attributable to noncontrolling interest subsequent to initial public offering	16.8
Net income attributable to limited partners subsequent to initial public offering	$9.5
Net income attributable to partners’ ownership interest subsequent to initial public offering(2)
Common unitholders’ interest in net income	$4.8
Subordinated unitholder’s interest in net income	4.7
Net income subsequent to initial public offering per unit (basic and diluted)
Common units	$0.15
Subordinated units	$0.15

(1)	See Note 14 for amounts attributable to related parties.
(2)	Allocation of net income attributable to partners’ ownership interest subsequent to initial public offering has been adjusted for rounding.

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

Dominion Midstream Partners, LP

Consolidated Balance Sheets

At December 31,	2014	2013 (Predecessor)
(millions)

ASSETS
Current Assets
Cash and cash equivalents	$175.4	$11.2
Customer receivables	19.9	20.0
Affiliated receivables	6.1	4.7
Prepayments	9.5	8.7
Materials and supplies	8.7	8.4
Regulatory assets	1.7	5.5
Other	4.7	11.4
Total current assets	226.0	69.9
Property, Plant and Equipment
Property, plant and equipment	2,203.1	1,565.7
Accumulated depreciation and amortization	(231.2)	(198.3)
Total property, plant and equipment, net	1,971.9	1,367.4
Deferred Charges and Other Assets
Goodwill	45.9	45.9
Intangible assets, net	12.1	12.5
Regulatory assets	2.5	2.5
Total deferred charges and other assets	60.5	60.9
Total assets	$2,258.4	$1,498.2

(1)	See Note 14 for amounts attributable to related parties.

At December 31,	2014	2013 (Predecessor)
(millions)

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$3.3	$3.0
Payables to affiliates	2.5	20.4
Accrued payroll and taxes(1)	1.5	2.2
Regulatory liabilities	3.6	7.7
Deferred revenue	3.9	3.6
Natural gas imbalances(1)	2.7	9.4
CPCN obligation	7.9	—
Other	6.4	8.6
Total current liabilities	31.8	54.9
Deferred Credits and Other Liabilities
Deferred income taxes	—	135.1
Pension and other postretirement benefit liabilities(1)	4.4	4.1
Regulatory liabilities	33.5	30.4
CPCN obligation	36.2	—
Other(1)	1.7	1.7
Total deferred credits and other liabilities	75.8	171.3
Total liabilities	107.6	226.2
Commitments and Contingencies (see Note 12)
Equity and Partners’ Capital
Predecessor member’s equity	—	1,272.0
Common unitholders - public (20,127,322 units issued and outstanding)	395.4	—
Common unitholder - Dominion (11,847,789 units issued and outstanding)	213.7	—
Subordinated unitholder - Dominion (31,972,789 units issued and outstanding)	466.2	—
General Partner interest - Dominion (non-economic interest)	—	—
Total Dominion Midstream Partners, LP partners’ equity and capital	1,075.3	1,272.0
Noncontrolling interest	1,075.5	—
Total equity and partners’ capital	2,150.8	1,272.0
Total liabilities and equity and partners’ capital	$2,258.4	$1,498.2

(1)	See Note 14 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

Dominion Midstream Partners, LP

Consolidated Statements of Equity and Partners’ Capital

	Partnership
	Predecessor Members’ Equity	Common Unitholders Public	Common Unitholder Dominion	Subordinated Unitholder Dominion	General Partner Dominion (non- economic interest)	Total Dominion Midstream Partners, LP Partners’ Equity and Capital	Noncontrolling interest	Total Equity and Partners’ Capital
(millions)

December 31, 2011	$659.6	$—	$—	$—	$—	$659.6	$—	$659.6
Net income	97.2	—	—	—	—	97.2	—	97.2
Equity contributions from Dominion	3.4	—	—	—	—	3.4	—	3.4
Distributions	(61.7)	—	—	—	—	(61.7)	—	(61.7)
December 31, 2012	698.5	—	—	—	—	698.5	—	698.5
Net income	109.4	—	—	—	—	109.4	—	109.4
Equity contributions from Dominion	464.1	—	—	—	—	464.1	—	464.1
December 31, 2013	1,272.0	—	—	—	—	1,272.0	—	1,272.0
Net income (prior to initial public offering)	80.6	—	—	—	—	80.6	—	80.6
Equity contribution from Dominion (prior to initial public offering)	259.9	—	—	—	—	259.9	—	259.9
Formation and Offering Transactions:
Contribution of interest from Dominion	(655.3)	—	204.2	451.1	—	—	—	—
Allocation of predecessor member’s equity to noncontrolling interest	(957.2)	—	—	—	—	(957.2)	957.2	—
Settlement of net current and deferred income tax liabilities	—	—	18.7	41.4	—	60.1	87.8	147.9
Additional basis in property, plant and equipment received from Dominion	—	—	2.9	6.6	—	9.5	13.7	23.2
Issuance of common units, net of offering costs	—	392.4	—	—	—	392.4	—	392.4
Distribution to Dominion	—	—	(13.9)	(37.6)	—	(51.5)	—	(51.5)
Net income from October 20, 2014 to December 31, 2014(1)	—	3.0	1.8	4.7	—	9.5	16.8	26.3
December 31, 2014	$—	$395.4	$213.7	$466.2	$—	$1,075.3	$1,075.5	$2,150.8

(1)	Allocation of net income attributable to partners’ ownership interest subsequent to initial public offering has been adjusted for rounding.

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

Dominion Midstream Partners, LP

Consolidated Statements of Cash Flows

Year Ended December 31,	2014	2013 (Predecessor)	2012 (Predecessor)
(millions)

Operating Activities
Net income including noncontrolling interest	$106.9	$109.4	$97.2
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	37.7	31.7	33.3
Deferred income taxes	13.1	7.3	22.1
Changes in:
Customer and other receivables	0.1	0.2	0.9
Affiliated receivables	(1.4)	(4.5)	1.4
Prepayments	(4.6)	(8.0)	—
Accounts payable	0.3	(4.7)	(0.6)
Payables to affiliates	1.9	1.2	(1.8)
Accrued payroll and taxes	1.2	(5.9)	(1.4)
Other operating assets and liabilities	0.9	9.5	3.8
Net cash provided by operating activities	156.1	136.2	154.9
Investing Activities
Plant construction and other property additions	(572.2)	(294.6)	(51.1)
Other	0.6	(0.2)	(0.2)
Net cash used in investing activities	(571.6)	(294.8)	(51.3)
Financing Activities
Issuance (repayment) of affiliated current borrowings, net	—	149.8	(42.0)
Contributions from Dominion	238.7	—	—
Net proceeds from issuance of common units	392.5	—	—
Advance from affiliate	—	20.0	—
Distribution to Dominion	(51.5)	—	(61.7)
Other	—	—	0.1
Net cash provided by (used in) financing activities	579.7	169.8	(103.6)
Increase in cash and cash equivalents	164.2	11.2	—
Cash and cash equivalents at beginning of period	11.2	—	—
Cash and cash equivalents at end of period	$175.4	$11.2	$—
Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$38.6	$52.6	$42.1
Significant noncash investing and financing activities:
Accrued capital expenditures	6.7	8.4	6.4
Increase in property, plant and equipment from CPCN obligation	44.1	—	—
Additional basis in property, plant and equipment received from Dominion	23.2	—	—
Settlement of net current and deferred income tax liabilities	147.9	—	—
Equity contribution from Dominion to relieve payables to affiliates	20.0	100.9	—
Equity contribution from Dominion to relieve affiliated current borrowings	—	360.0	—
Equity contribution from Dominion related to income taxes prior to the initial public offering	1.2	3.2	3.4
Conversion of affiliated current borrowings to payables to affiliates	—	—	100.9

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

Notes to Consolidated Financial Statements

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

The Preferred Equity Interest is a perpetual, non-convertible preferred equity interest entitled to Preferred Return Distributions so long as Cove Point has sufficient cash and undistributed Net Operating Income (determined on a cumulative basis from the closing of the Offering) from which to make Preferred Return Distributions. Preferred Return Distributions will be made on a quarterly basis and will not be cumulative. Until the Liquefaction Project is completed, Cove Point is prohibited from making a distribution on its common equity interests until it has a distribution reserve sufficient to pay two quarters of Preferred Return Distributions. The Preferred Equity Interest is also entitled to the Additional Return Distributions.

Cove Point is the owner and operator of the Cove Point LNG Facility and the Cove Point Pipeline. The Cove Point LNG Facility is an LNG import/regasification and storage facility located on the Chesapeake Bay in Lusby, Maryland.

Basis of Presentation

The contribution by Dominion to Dominion Midstream of the general partner interest in Cove Point and a portion of the Preferred Equity Interest is considered to be a reorganization of entities under common control. As a result, Dominion Midstream’s basis is equal to Dominion’s cost basis in the general partner interest in Cove Point and a portion of the Preferred Equity Interest. Dominion Midstream owns the general partner interest and controls Cove Point and therefore consolidates Cove Point. As such, Dominion Midstream’s investment in the Preferred Equity Interest and Cove Point’s preferred equity interest are eliminated in consolidation. Dominion’s retained common equity interest in Cove Point is reflected as noncontrolling interest.

For the periods prior to the closing of the Offering on October 20, 2014, the financial statements included in this Annual Report on Form 10-K were derived from the financial statements and accounting records of Cove Point as our predecessor. The financial statements were prepared using Dominion’s historical basis in the assets and liabilities of Cove Point and include all revenues, costs, assets and liabilities attributed to Cove Point.

For the period subsequent to the closing of the Offering, the Consolidated Financial Statements represent the consolidated results of operations, financial position and cash flows of Dominion Midstream.

•	The consolidated statements of income and cash flows for the year ended December 31, 2014, consist of the consolidated results of Dominion Midstream for the period from October 20, 2014 through December 31, 2014, and the results of our Predecessor for the period from January 1, 2014, through October 19, 2014.
•	The consolidated balance sheet at December 31, 2014, consists of the consolidated balances of Dominion Midstream.
•

The consolidated statement of equity and partners’ capital for the year ended December 31, 2014, consists of both the activity for our Predecessor prior to October 20, 2014, and the consolidated activity for Dominion Midstream completed at and subsequent to the Offering on October 20, 2014.

The financial statements for all years presented include costs for certain general, administrative and corporate expenses assigned by DRS to Dominion Midstream and Cove Point on the basis of direct and allocated methods in accordance with Dominion Midstream and Cove Point’s services agreements with DRS. Where costs incurred cannot be determined by specific identification, the costs are allocated based on the proportional level of effort devoted by DRS resources that is attributable to the entities, determined by reference to number of employees, salaries and wages and other similar measures for the relevant DRS department. Management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses are reasonable. Nevertheless, the Consolidated Financial Statements prior to the Offering may not include all of the actual expenses that would have been incurred had we been a stand-alone publicly traded partnership during the periods presented, and may not reflect our actual results of operations, financial position and cash flows had we been a stand-alone publicly traded partnership during the periods prior to the Offering.

Dominion Midstream reports one operating segment, Dominion Energy, which consists of LNG import, transportation and storage. In addition to the Dominion Energy operating segment, Dominion Midstream also reports a Corporate and Other segment, which primarily includes specific items attributable to its operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance. See Note 17 for further discussions of Dominion Midstream’s operating segment.

NOTE 2. INITIAL PUBLIC OFFERING

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

In exchange for Dominion’s contribution of the general partner interest in Cove Point and a portion of the Preferred Equity Interest to us, which we contributed to Cove Point Holdings, Dominion received:

•	11,847,789 common units and 31,972,789 subordinated units, representing an aggregate 68.5% limited partner interest;
•	All of our IDRs;
•	A non-economic general partner interest; and
•	A cash distribution of $51.5 million as described in the partnership agreement.

Notes to Consolidated Financial Statements, Continued

Dominion Midstream received net proceeds of $392.4 million from the sale of 20,125,000 common units, after deducting underwriting discounts, structuring fees and offering expenses of $30.2 million, which were allocated to the public common units. Dominion Midstream utilized $340.9 million of net proceeds to make, through Cove Point Holdings, a contribution to Cove Point in exchange for the remaining portion of the Preferred Equity Interest.

Reconciliation of Cash Proceeds
(millions)
Total proceeds from the Offering	$422.6
Less: Underwriting discounts, structuring fees and offering expenses	(30.2)
Net proceeds from the Offering	392.4
Less: Contribution to Cove Point for remaining portion of Preferred Equity Interest	340.9
Net proceeds distributed to Dominion from the Offering	$51.5

Additional information pertaining to the transactions effected at the closing of the Offering on October 20, 2014 is provided as follows:

•

Dominion’s contribution of the general partner interest in Cove Point and a portion of the Preferred Equity Interest to us was an exchange of ownership interests between entities under common control. As a result, Dominion Midstream’s basis is equal to Dominion’s cost basis in the general partner interest in Cove Point and a portion of the Preferred Equity Interest. Dominion’s interest in Cove Point is reflected as noncontrolling interest equity of Dominion Midstream. The equity attributable to the noncontrolling interest is calculated based on the predecessor historical parent net equity adjusted for the transactions effected at the closing of the Offering.

•

In connection with the termination of Cove Point’s participation in Dominion’s intercompany tax sharing agreement, the settlement of Cove Point’s obligations related to existing federal and state income tax payables, receivables and deferred income taxes is reflected as an equity transaction in the Consolidated Financial Statements. Beginning October 20, 2014, Dominion Midstream, as a pass-through entity, is generally not subject to income taxes.

•

Dominion Midstream recorded additional basis in Dominion’s equity interests in Cove Point not reflected on the predecessor financial statements. This increase in basis relates to additional capitalized interest that was limited at Cove Point to actual interest incurred but is reflected in Dominion’s basis in Cove Point’s property, plant and equipment. Since this transaction was an exchange of ownership interest between entities under common control, Dominion Midstream’s basis equals Dominion’s historical basis.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

General

Dominion Midstream makes certain estimates and assumptions in preparing its financial statements in accordance with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses, and cash flows for the periods presented. Actual results may differ from those estimates.

Dominion Midstream’s Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of their respective majority-owned subsidiaries.

Dominion Midstream reports certain contracts and instruments at fair value. The carrying values of customer and affiliated receivables, payables to affiliates and accounts payable are estimated to be substantially the same as their fair values at December 31, 2014 and 2013.

Cove Point participated in Dominion’s intercompany tax sharing agreement prior to the Offering. See Note 15 for further information on accounting for income taxes.

Cove Point participates in certain Dominion-sponsored pension and other postretirement benefit plans. See Note 10 for further information on these plans.

Operating Revenue

Operating revenue is recorded on the basis of services rendered, commodities delivered or contracts settled and includes amounts yet to be billed to customers. Cove Point is currently generating significant revenue and earnings from annual reservation payments under long-term regasification, firm peaking storage and firm transportation contracts. Customer receivables at December 31, 2014 and 2013 included $19.9 million and $20.0 million, respectively, of accrued unbilled revenue based on estimated amounts of natural gas delivered but not yet billed to its customers.

Cove Point renegotiated certain import-related contracts which will result in annual payments in the years 2013 through 2017 totaling approximately $50 million. Deferred revenue represents the difference between the amount received and the revenue recognized.

The primary types of sales and service activities reported as operating revenue are as follows:

•	Gas transportation and storage revenue consists primarily of storage services and transmission services; and
•	Other revenue consists primarily of sales of purchased gas retained for use in routine operations and LNG cargos and the renegotiated contract payments described above.

Purchased Gas - Deferred Costs

The difference between purchased gas expenses and the related levels of recovery for these expenses in current rates are deferred and matched against recoveries in future periods. The deferral of costs in excess of current period fuel rate recovery is recognized as a regulatory asset, while rate recovery in excess of current period fuel expenses is recognized as a regulatory liability.

Income Taxes

Dominion Midstream is organized as an MLP. As a pass-through entity for U.S. federal and state income tax purposes, each of its unitholders is responsible for taking into account the unitholder’s respective share of Dominion Midstream’s items of taxable income, gain, loss and deduction in the preparation of income tax returns. Income before taxes, as determined under GAAP, may differ significantly from taxable income reportable to unitholders. Such differences may result from different bases of assets and liabilities and timing of recognition for income, gains, losses and expenditures for tax and financial reporting purposes, as well as the taxable income allocation requirements under the partnership agreement.

Notes to Consolidated Financial Statements, Continued

As an MLP, at least 90% of Dominion Midstream’s total gross income must constitute qualifying income, determined on a calendar year basis under applicable income tax law. If the amount of qualifying income does not satisfy this requirement, Dominion Midstream would be taxed as a corporation. For the period October 20, 2014, through December 31, 2014, Dominion Midstream’s qualifying income exceeded the required amount. The Consolidated Financial Statements reflect management’s conclusion that Dominion Midstream’s status as a pass-through entity, if examined, would be sustained based on the technical merits of applicable tax law.

Prior to the Offering, Cove Point was not a separate taxable entity for U.S. federal and state income tax purposes. Cove Point’s business activities were included in the consolidated U.S. federal income tax return filed by Dominion and its subsidiaries, DCPI’s Maryland state income tax returns and combined Virginia income tax returns filed by Dominion and certain subsidiaries. With Dominion Midstream’s acquisition of the Preferred Equity Interest and the general partnership interest in Cove Point, Cove Point is now treated as a limited partnership, a pass-through entity for U.S. federal and state income tax purposes. Dominion Midstream’s Consolidated Financial Statements reflect Cove Point’s income taxes for the period prior to the Offering.

Cove Point’s current income taxes were based on taxable income or loss, determined on a separate company basis, and, where applicable, settled in accordance with the principles of Dominion’s intercompany tax sharing agreement. Deferred income tax assets and liabilities were provided, representing future effects on income taxes for temporary differences between the bases of assets and liabilities for financial reporting and tax purposes. Accordingly, deferred taxes were recognized for the future consequences of different treatments used for the reporting of transactions in financial accounting and income tax returns. In addition, a valuation allowance was established when it was more-likely-than-not that all, or a portion, of a deferred tax asset would not be realized. Where the treatment of temporary differences was different for rate-regulated operations, a regulatory asset was recognized if it is probable that future revenues would be provided for the payment of deferred tax liabilities. Reported amounts of assets and liabilities exceeded tax bases by $386.4 million at December 31, 2014.

Judgment and the use of estimates are required in developing the provision for income taxes and reporting of tax-related assets and liabilities. The interpretation of tax laws involves uncertainty, since tax authorities may interpret the laws differently. For periods in which income taxes are included, a position taken, or expected to be taken, in income tax returns is recognized only if it is more-likely-than-not to be realized, assuming that the position will be examined by tax authorities with full knowledge of all relevant information. If it is not more-likely-than-not that a tax position, or some portion thereof, will be sustained, the related tax benefits are not recognized in the financial statements. Unrecognized tax benefits may result in an increase in income taxes payable, a reduction of income tax refunds receivable or changes in deferred taxes. Also, when uncertainty about the deductibility of an amount is limited to the timing of such deductibility, the increase in income taxes payable (or reduction in tax refunds receivable) is accompanied by a decrease in deferred tax liabilities. Except when such amounts are presented net with amounts receivable from or amounts prepaid to tax authorities, noncurrent income taxes payable related to unrecognized tax benefits are classified in other deferred credits and other liabilities and current payables are included in accrued interest, payroll and taxes on the Consolidated Balance Sheets.

Under Dominion’s tax sharing agreement, payments of federal and state income taxes of $38.6 million, $52.6 million and $42.1 million were made to Dominion and DCPI for the years ended December 31, 2014, 2013 and 2012, respectively. The settlement of Cove Point’s obligations related to existing federal and state net income tax payables and deferred income taxes at the time of the Offering is reflected as an equity contribution in Dominion Midstream’s Consolidated Financial Statements.

Interest accrued on uncertain tax positions is included in interest expense or income, as applicable. No penalties were accrued and interest expense was not material in all years presented.

Cash and Cash Equivalents

Current banking arrangements generally do not require checks to be funded until they are presented for payment. At December 31, 2014 and 2013, accounts payable included $0.4 million and $0.2 million, respectively, of checks outstanding but not yet presented for payment. For purposes of the Balance Sheets and Statements of Cash Flows, cash and cash equivalents include cash on hand, cash in banks and temporary investments purchased with an original maturity of three months or less.

Property, Plant and Equipment

Property, plant and equipment, including additions and replacements is recorded at original cost, consisting of labor and materials and other costs such as asset retirement costs, capitalized interest and, for certain operations subject to cost-of-service rate regulation, AFUDC and overhead costs. The cost of repairs and maintenance, including minor additions and replacements, is charged to expense as it is incurred.

In 2014, Dominion Midstream capitalized AFUDC of $0.1 million to property, plant and equipment. In 2013 and 2012, Dominion Midstream capitalized interest costs and AFUDC of $0.7 million and $1.3 million, respectively, to property, plant and equipment.

For property subject to cost-of-service rate regulation, the undepreciated cost of such property, less salvage value, is generally charged to accumulated depreciation at retirement. Cost of removal collections not representing AROs are recorded as regulatory liabilities.

For property that is not subject to cost-of-service rate regulation, cost of removal not associated with AROs is charged to expense as incurred. Dominion Midstream also records gains and losses upon retirement based upon the difference between the proceeds received, if any, and the property’s net book value at the retirement date.

Notes to Consolidated Financial Statements, Continued

Depreciation of property, plant and equipment is computed on the straight-line method based on projected service lives. Depreciation rates on utility property, plant and equipment are as follows:

Year Ended December 31,	2014	2013	2012
(percent)
Storage	2.39	2.43	2.60
Transmission	2.81	2.83	2.83
General and other	4.09	3.71	5.35

In 2014, Cove Point shortened the useful life of assets expected to be retired as a result of commencement of construction on the generating station associated with the Liquefaction Project, which resulted in an increase to depreciation expense of $6.2 million. In 2013, Cove Point extended the useful life of existing expansion assets by nine years as a result of the Liquefaction Project, which resulted in a decrease to depreciation expense of $1.5 million ($1.0 million after-tax).

Long-Lived and Intangible Assets

Dominion Midstream performs an evaluation for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets or intangible assets with finite lives may not be recoverable. A long-lived or intangible asset is written down to fair value if the sum of its expected future undiscounted cash flows is less than its carrying amount. Intangible assets with finite lives are amortized over their estimated useful lives.

Regulatory Assets and Liabilities

For regulated businesses subject to FERC cost-of-service rate regulation, regulatory practices that assign costs to accounting periods may differ from accounting methods generally applied by nonregulated companies. When it is probable that the FERC will permit the recovery of current costs through future rates charged to customers, these costs that otherwise would be expensed by nonregulated companies are deferred as regulatory assets. Likewise, regulatory liabilities are recognized when it is probable that the FERC will require customer refunds through future rates or when revenue is collected from customers for expenditures that have yet to be incurred. Generally, regulatory assets and liabilities are amortized into income over the period authorized by the FERC.

Dominion Midstream evaluates whether or not recovery of its regulatory assets through future rates is probable and makes various assumptions in its analyses. The expectations of future recovery are generally based on orders issued by the FERC or historical experience, as well as discussions with the FERC. If recovery of a regulatory asset is determined to be less than probable, it will be written off in the period such assessment is made.

Materials and Supplies

Materials and supplies are valued primarily using the weighted-average cost method.

Natural Gas Imbalances

Natural gas imbalances occur when the physical amount of natural gas delivered from, or received by, a pipeline system or storage facility differs from the contractual amount of natural gas delivered or received. Dominion Midstream values these imbalances due to, or from, shippers and operators at an appropriate index price at period end, subject to the terms of its tariff for regulated entities. Imbalances are primarily settled in-kind. Imbalances due to Dominion Midstream from other parties are reported as current assets and imbalances that Dominion Midstream owes to other parties are reported as current liabilities in the Consolidated Balance Sheets.

Goodwill

Dominion Midstream evaluates goodwill for impairment annually as of April 1 and whenever an event occurs or circumstances change in the interim that would more-likely-than-not reduce the fair value of its reporting unit below its carrying value.

NOTE 4. NET INCOME PER UNIT

Net income per unit applicable to common limited partner units and to subordinated limited partner units is computed by dividing the respective limited partners’ interest in net income attributable to Dominion Midstream, after deducting any incentive distributions, by the weighted average number of common units and subordinated units outstanding. Because Dominion Midstream has more than one class of participating securities, the two-class method is used when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units, subordinated units, and IDRs.

Dominion Midstream’s net income is allocated to the limited partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to Dominion, the holder of the IDRs, pursuant to the partnership agreement. The distributions are declared and paid following the close of each quarter. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to Dominion Midstream’s unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of earnings per unit.

Net income per unit is only calculated for the periods subsequent to the Offering as no units were outstanding prior to October 20, 2014. Diluted net income per unit is the same as basic net income per unit as there were no potentially dilutive common or subordinated units outstanding as of December 31, 2014.

The calculation of earnings per unit is as follows:

Year Ended December 31,	2014
(millions)
Net income attributable to limited partners subsequent to initial public offering	$9.5
Less distributions declared on(1):
Incentive distribution holder rights(2)	—
Common unitholders(3)	4.5
Subordinated unitholder(3)	4.4
Total distributions declared	8.9
Undistributed earnings	$0.6

(1)	On January 23, 2015, the Board of Directors of our general partner declared a prorated initial quarterly cash distribution of $0.1389 per unit, totaling $8.9 million, for the period subsequent to the Offering. This distribution was paid on February 13, 2015 to unitholders of record on February 3, 2015. The initial quarterly cash distribution was calculated as the minimum quarterly distribution of $0.1750 per unit prorated for the portion of the quarter subsequent to the Offering.

Notes to Consolidated Financial Statements, Continued

(2)	Dominion is a non-economic general partner that holds all of the IDRs.
(3)	Allocation of distributions declared has been adjusted for rounding.

Basic and diluted net income subsequent to initial public offering per unit
	Common Units	Subordinated Units	Total
(millions, except for weighted average units and per unit data)
Distributions declared(1)	$4.5	$4.4	$8.9
Undistributed earnings	0.3	0.3	0.6
Net income attributable to limited partners subsequent to initial public offering	$4.8	$4.7	$9.5

Weighted average units outstanding	31,975,079	31,972,789	63,947,868

Net income per unit	$0.15	$0.15	$0.15

(1)	Allocation of distributions declared has been adjusted for rounding.

NOTE 5. OPERATING REVENUE

Operating revenue consists of the following:

Year Ended December 31,	2014	2013	2012
(millions)
Gas transportation and storage	$257.2	$256.5	$255.8
Other	56.1	87.0	37.2
Total operating revenue	$313.3	$343.5	$293.0

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment and their respective balances for Dominion Midstream are as follows:

At December 31,	2014	2013
(millions)
Storage	$882.0	$869.1
Transmission	323.9	319.3
Plant under construction	972.3	352.7
General and other	24.9	24.6
Total property, plant and equipment	$2,203.1	$1,565.7

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

There have been no changes in Dominion Midstream’s carrying amount and segment allocation of goodwill as presented below:

	Dominion Energy	Corporate and Other	Total
(millions)
Balance at December 31, 2012(1)	$45.9	$—	$45.9
No events affecting goodwill	—	—	—
Balance at December 31, 2013(1)	$45.9	$—	$45.9
No events affecting goodwill	—	—	—
Balance at December 31, 2014(1)	$45.9	$—	$45.9

(1)	There are no accumulated impairment losses.

Other Intangible Assets

Dominion Midstream’s other intangible assets are subject to amortization over their estimated useful lives. Dominion Mid-

stream’s amortization expense for intangible assets was $0.6 million, $0.6 million and $0.7 million in 2014, 2013 and 2012, respectively. In both 2014 and 2013, Dominion Midstream acquired $0.2 million of intangible assets, primarily representing software with estimated weighted-average amortization periods of approximately 5 and 10 years, respectively. The components of intangible assets are as follows:

At December 31,	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(millions)
Software and other	$6.5	$2.4	$6.5	$2.1
Licenses	11.0	3.0	11.0	2.9
Total	$17.5	$5.4	$17.5	$5.0

Annual amortization expense for these intangible assets is estimated to be as follows:

	2015	2016	2017	2018	2019
(millions)
	$0.5	$0.5	$0.5	$0.5	$0.5

NOTE 8. REGULATORY ASSETS AND LIABILITIES

Regulatory assets and liabilities include the following:

At December 31,	2014	2013
(millions)
Regulatory assets:
Unrecovered gas costs(1)	$1.5	$5.4
Other	0.2	0.1
Regulatory assets-current	1.7	5.5
Income taxes recoverable through future rates(2)	2.5	2.5
Regulatory assets-non-current	2.5	2.5
Total regulatory assets	$4.2	$8.0
Regulatory liabilities:
Overrecovered gas costs(1)	$0.5	$0.8
LNG cargo obligations(3)	3.0	6.7
Other	0.1	0.2
Regulatory liabilities-current	3.6	7.7
Provision for future cost of removal(4)	33.0	29.5
Other	0.5	0.9
Regulatory liabilities-non-current	33.5	30.4
Total regulatory liabilities	$37.1	$38.1

(1)	Reflects unrecovered/overrecovered gas costs at Cove Point, which are subject to annual filings with the FERC.
(2)	Amounts to be recovered through future rates to provide for income taxes that become payable by unitholders when rate revenue is provided to recover AFUDC-equity when such amounts are recovered through book depreciation.
(3)	Represents obligations to the Import Shippers for LNG cargo received. See Note 9 for further information.
(4)	Rates charged to customers by Cove Point include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.

At December 31, 2014 and 2013, approximately $1.7 million and $5.5 million, respectively, of regulatory assets represented past expenditures on which Cove Point does not currently earn a return. These expenditures are expected to be recovered within one year.

Notes to Consolidated Financial Statements, Continued

NOTE 9. REGULATORY MATTERS

The FERC regulates the transportation and sale for resale of natural gas in interstate commerce under the NGA and the Natural Gas Policy Act of 1978, as amended. Under the NGA, the FERC has authority over rates, terms and conditions of services performed by Cove Point. The FERC also has jurisdiction over siting, construction and operation of natural gas import facilities and interstate natural gas pipeline facilities.

In May 2011, Cove Point filed a general rate case for its FERC jurisdictional services, with proposed rates to be effective July 2011. In July 2012, the FERC issued an order approving a stipulation and agreement among Cove Point, the FERC trial staff and the other active parties in the rate case resolving all issues set for hearing by the FERC and establishing the mechanism for operational purchases of LNG, with settlement rates effective April 2012. Pursuant to the terms of the settlement, future operational purchases of LNG are not expected to affect Cove Point’s net results of operations. Cove Point and settling customers are subject to a rate moratorium through December 31, 2016. Cove Point is required to file its next rate case in 2016 with rates to be effective January 1, 2017.

In April 2013, Cove Point filed its application with the FERC requesting authorization to construct, modify and operate the Liquefaction Project, as well as enhance the Cove Point Pipeline. In May 2014, the FERC staff issued its EA for the Liquefaction Project. In the EA, the FERC staff addressed a variety of topics related to the proposed construction and development of the Liquefaction Project and its potential impact to the environment, including in the areas of geology, soils, groundwater, surface waters, wetlands, vegetation, wildlife and aquatic resources, special status species, land use, recreation, socioeconomics, air quality and noise, reliability and safety, and cumulative impacts. Based on the analysis in the EA, the FERC staff determined that with the implementation of appropriate mitigation measures in these areas, the Liquefaction Project can be built and operated safely with no significant impact to the environment. In September 2014, the FERC Order was issued authorizing the Liquefaction Project. In October 2014, several parties filed a motion with the FERC to stay the FERC Order and requested rehearing. The FERC Order remains in effect pending consideration of the motion by the FERC.

NOTE 10. EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

Cove Point participates in retirement benefit plans sponsored by Dominion, which provide certain retirement benefits to eligible active employees, retirees and qualifying dependents of Cove Point. Under the terms of its benefit plans, Dominion reserves the right to change, modify or terminate the plans. From time to time in the past, benefits have changed, and some of these changes have reduced benefits.

Pension benefits for Cove Point employees are covered by the Dominion Pension Plan, a defined benefit pension plan sponsored by Dominion that provides benefits to multiple Dominion subsidiaries. Retirement benefits payable are based primarily on years of service, age and the employee’s compensation. As a participating employer, Cove Point is subject to Dominion’s funding policy, which is to contribute annually an amount that is in accordance with the provisions of ERISA. During 2014, Cove Point made no contributions to the Dominion Pension Plan, and no contributions to this plan are currently expected in 2015. Net periodic pension cost related to this plan was $1.1 million, $1.4 million and $1.1 million in 2014, 2013 and 2012, respectively, recorded in other operations and maintenance expense in the Consolidated Statements of Income. The funded status of various Dominion subsidiary groups and employee compensation are the basis for determining the share of total pension costs for participating Dominion subsidiaries. At December 31, 2014 and 2013, amounts due to Dominion associated with this plan, were $3.5 million and $2.5 million, respectively, recorded in pension and other postretirement benefit liabilities on the Consolidated Balance Sheets.

Retiree healthcare and life insurance benefits for Cove Point employees are covered by the Dominion Retiree Health and Welfare Plan, a plan sponsored by Dominion that provides certain retiree healthcare and life insurance benefits to multiple Dominion subsidiaries. Annual employee premiums are based on several factors such as age, retirement date and years of service. Net periodic benefit (credit) cost related to this plan was $(0.4) million, $0.1 million and $0.2 million for 2014, 2013 and 2012, respectively, recorded in other operations and maintenance expense in the Consolidated Statements of Income. Employee headcount is the basis for determining the share of total other postretirement benefit costs for participating Dominion subsidiaries. At December 31, 2014 and 2013, liabilities to Dominion associated with this plan were $0.9 million and $1.6 million, respectively, recorded in pension and other postretirement benefit liabilities on the Consolidated Balance Sheets.

Dominion holds investments in trusts to fund employee benefit payments for the pension and other postretirement benefit plans in which Cove Point’s employees participate. Any investment-related declines in these trusts will result in future increases in the net periodic cost recognized for such employee benefit plans and will be included in the determination of the amount of cash that Cove Point will provide to Dominion for its share of employee benefit plan contributions.

Defined Contribution Plans

Cove Point also participates in Dominion-sponsored defined contribution employee savings plans that cover multiple Dominion subsidiaries. Cove Point recognized expense of $0.2 million in other operations and maintenance expense in the Consolidated Statements of Income during each year of 2014, 2013 and 2012, as employer matching contributions to these plans.

NOTE 11. CPCN OBLIGATION

In April 2013, Cove Point filed an application with the Maryland Commission requesting authorization to construct a generating station in connection with the Liquefaction Project. In May 2014, the Maryland Commission granted the CPCN authorizing the construction of such generating station. The CPCN obligates Cove Point to make payments totaling approximately $48.0 million. These payments consist of $40.0 million to the SEIF over a five-year period beginning in 2015 and $8.0 million to Maryland low income energy assistance programs over a twenty-year period expected to begin in 2018. In December 2014, upon receipt of applicable approvals to commence construction of the generating station, Dominion Midstream recorded the present value of the obligation as

Notes to Consolidated Financial Statements, Continued

an increase to property, plant and equipment and a corresponding liability for these future payments using an effective interest rate of 1.9%.

In June 2014, a party filed a notice of petition for judicial review of the CPCN with the Circuit Court for Baltimore City in Maryland. In September 2014, the party filed with the Maryland Commission a motion to stay the CPCN pending judicial review of the CPCN. In December 2014, the Circuit Court issued an order affirming the Maryland Commission’s grant of the CPCN and dismissing the appeal, and the motion for stay was denied by the Maryland Commission. In January 2015, the same party filed a Notice of Appeal of the Baltimore Circuit Court’s Order affirming the Maryland Commission’s grant of the CPCN with the Court of Special Appeals for the Circuit Court of Baltimore City.

NOTE 12. COMMITMENTS AND CONTINGENCIES

As a result of issues generated in the ordinary course of business, Dominion Midstream is involved in legal proceedings before various courts and is periodically subject to governmental examinations (including by the FERC), inquiries and investigations. Certain legal proceedings and governmental examinations involve demands for unspecified amounts of damages, are in an initial procedural phase, involve uncertainty as to the outcome of pending appeals or motions, or involve significant factual issues that need to be resolved, such that it is not possible for Dominion Midstream to estimate a range of possible loss. For such matters that Dominion Midstream cannot estimate, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the litigation or investigative processes such that Dominion Midstream is able to estimate a range of possible loss. For legal proceedings and governmental examinations for which Dominion Midstream is able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. Estimated ranges of loss are inclusive of legal fees and net of any anticipated insurance recoveries. Any estimated range is based on currently available information and involves elements of judgment and significant uncertainties. Any accrued liability is recorded on a gross basis with a receivable also recorded for any probable insurance recoveries. Any estimated range of possible loss may not represent Dominion Midstream’s maximum possible loss exposure. The circumstances of such legal proceedings and governmental examinations will change from time to time and actual results may vary significantly from the current estimate. Management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on Dominion Midstream’s financial position, liquidity or results of operations.

Decommissioning Costs

Under the terms of the 2005 Agreement with the Sierra Club and the Maryland Conservation Council, Inc., Cove Point would be responsible for certain onshore and offshore site restoration activities at the Cove Point site only if it voluntarily tenders title according to the terms of this agreement. As Cove Point is permitted to operate the Cove Point LNG Facility for an indefinite time period and currently has no plans to voluntarily tender title, Cove Point does not have sufficient information to determine a reasonable range of settlement dates for decommissioning and therefore has not recorded a liability.

Cove Point Natural Heritage Trust

Under the terms of the 2005 Agreement, Cove Point is required to make an annual contribution to the Cove Point Natural Heritage Trust, an affiliated non-profit trust focused on the preservation and protection of ecologically sensitive sites at or near Cove Point, of $0.3 million for each year the facility is in operation. These annual payments are recorded in other operations and maintenance expense in the Consolidated Statements of Income. If Cove Point voluntarily tenders title according to the terms of this agreement, no contributions are required. There are no current plans to voluntarily tender title to the Cove Point site.

Surety Bonds

At December 31, 2014, Cove Point had purchased $10.8 million of surety bonds. Under the terms of surety bonds, Cove Point is obligated to indemnify the respective surety bond company for any amounts paid.

NOTE 13. CREDIT RISK

Credit risk is the risk of financial loss if counterparties fail to perform their contractual obligations. In order to minimize overall credit risk, credit policies are maintained, including the evaluation of counterparty financial condition. In addition, counterparties may make available collateral, including letters of credit, payment guarantees, or cash deposits.

Cove Point provides service to twenty-three customers, including the Storage Customers, sixteen marketers or end users and the Import Shippers. The three largest customers comprised approximately 93%, 94% and 93% of the total transportation and storage revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Cove Point’s largest customer represented approximately 72% of such amounts in 2014, 2013 and 2012. Cove Point has not experienced any credit losses in connection with its trade receivables. The majority of services are provided under long-term contracts at FERC-approved rates.

NOTE 14. RELATED-PARTY TRANSACTIONS

Dominion Midstream engages in related-party transactions primarily with other Dominion subsidiaries (affiliates). Dominion Midstream’s receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. Cove Point participates in certain Dominion benefit plans as described in Note 10. A discussion of the significant related party transactions follows.

Transactions with Affiliates

In connection with the Offering, our general partner entered into a services agreement with DRS. DRS provides administrative, management and other services to Dominion and its subsidiaries as a subsidiary service company. From time to time and at the option of our general partner, our general partner will request that DRS provide, and reimburse DRS for the cost of providing such

Notes to Consolidated Financial Statements, Continued

administrative, management and other services as it deems necessary or appropriate for our operations. We will reimburse our general partner and its affiliates for the associated costs of obtaining these services.

In addition, Cove Point provides transportation services to affiliates and affiliates provide goods and services to Cove Point. The affiliated transactions are presented below:

Year Ended December 31,	2014	2013	2012
(millions)
Sales of natural gas transportation services to affiliates	$2.4	$2.3	$2.1
Purchased gas from affiliates	0.6	0.7	—
Services provided by DRS(1)(2)	12.3	9.3	6.1
Goods and services provided by affiliates to Cove Point(1)	3.8	3.2	3.0
(1)	Includes $6.7 million, $4.8 million and $2.1 million of capitalized expenditures in 2014, 2013 and 2012, respectively.
(2)	Dominion Midstream determined that neither it nor Cove Point is the most closely associated entity with DRS, an affiliated variable interest entity, and therefore neither is the primary beneficiary. DRS provides accounting, legal, finance and certain administrative and technical services to all Dominion subsidiaries, including Dominion Midstream and Cove Point. Neither Dominion Midstream nor Cove Point has an obligation to absorb more than its allocated share of DRS costs.

Advance from Affiliate

During 2013, Cove Point received an advance from an affiliate of $20.0 million. This amount is included within payables to affiliates at December 31, 2013 and was converted to an equity contribution in March 2014. During 2013, $100.9 million of payables to affiliates were converted to an equity contribution.

Dominion Credit Facility

In connection with the Offering, Dominion Midstream entered into a credit facility with Dominion with a borrowing capacity of $300 million. The facility was undrawn at December 31, 2014. A summary of certain key terms of the credit facility with Dominion is as follows:

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
•

In the event we breach our payment obligations under the credit facility, or our obligations under any future third-party indebtedness, or if we become subject to certain bankruptcy, insolvency, liquidation or similar proceedings, in each case after any applicable cure periods, Dominion may accelerate our payment obligations and terminate the credit facility.
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

Subsidiary Debt Transactions

At December 31, 2013, Cove Point was no longer a participant in the Dominion money pool. Interest charges related to Cove Point’s borrowings from Dominion were $0.7 million and $1.4 million for the years ended December 31, 2013 and 2012, respectively. In 2013 and 2012, Cove Point capitalized interest costs and AFUDC to property, plant and equipment of $0.7 million and $1.3 million, respectively. During 2013, outstanding current borrowings of $360.0 million were converted to an equity contribution.

Income Taxes

Prior to the Offering, Cove Point participated in Dominion’s intercompany tax sharing agreement as described in Note 15. Cove Point’s participation in this tax sharing agreement was terminated in 2014 in connection with the Offering. The balances for income taxes payable to Dominion are provided below:

Year Ended December 31,	2013
(millions)
Current (recorded in accrued payroll and taxes)	$1.5
Noncurrent (recorded in other liabilities)	0.3

At the time of the Offering of Dominion Midstream, Cove Point settled net income taxes payable and deferred income taxes to Dominion of $147.9 million through equity contributions from Dominion. Prior to the Offering, Cove Point settled net income taxes payable to Dominion of $1.2 million and $3.2 million through equity contributions from Dominion during the years ended December 31, 2014 and 2013, respectively.

Natural Gas Imbalances

Cove Point maintains natural gas imbalances with affiliates. The imbalances with affiliates are provided below:

Year Ended December 31,	2014	2013
(millions)
Imbalances payable to affiliates	$2.5	$8.6

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

Notes to Consolidated Financial Statements, Continued

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

NOTE 15. INCOME TAXES

Dominion Midstream is organized as an MLP, a pass-through entity for U.S. federal and state income tax purposes. Each unitholder is responsible for taking into account the unitholder’s respective share of Dominion Midstream’s items of taxable income, gain, loss and deduction in the preparation of income tax returns. Upon the closing of the Offering, Cove Point is now treated as a limited partnership, a pass-through entity for U.S. federal and state income tax purposes. Accordingly, Dominion Midstream’s Consolidated Financial Statements do not include income taxes for the period subsequent to the Offering.

Prior to the completion of the Offering, Cove Point was not treated as a partnership for U.S. federal and state income tax purposes. Its business activities were included in the consolidated U.S. federal and certain state income tax returns of Dominion or DCPI. Cove Point’s current income taxes were based on taxable income or loss, determined on a separate company basis, and, where applicable, settled in accordance with the principles of Dominion’s intercompany tax sharing agreement.

The income tax (benefit) provision is summarized as follows:

Year Ended December 31,	2014(1)	2013	2012
(millions)
Current:
Federal	$33.6	$47.4	$35.5
State	5.1	7.0	8.3
Total current expense	38.7	54.4	43.8
Deferred:
Federal	9.9	11.7	17.0
State	3.2	(4.4)	5.1
Total deferred expense	13.1	7.3	22.1
Total income tax expense	$51.8	$61.7	$65.9

(1)	Income taxes recognized prior to the Offering.

The statutory U.S. federal income tax rate reconciles to the effective income tax rate as follows:

Year Ended December 31,	2014	2013	2012
U.S. statutory rate	35.0%	35.0%	35.0%
Partnership income not subject to income taxes(1)	(5.8)	—	—
Increases resulting from:
State taxes, net of federal benefit	3.4	1.0	5.3
Other, net	0.1	0.1	0.1
Effective tax rate	32.7%	36.1%	40.4%

(1)	Reflects the pass-through entity status of Dominion Midstream and Cove Point subsequent to the Offering.

The 2013 effective tax rate reflects a benefit resulting from a change in the allocation of Cove Point’s income to states.

Deferred income taxes consisted of the following:

At December 31,	2014(1)	2013
(millions)
Deferred income taxes:
Total deferred income tax assets	$—	$36.0
Total deferred income tax liabilities	—	170.1
Total net deferred income tax liabilities	$—	$134.1
Total deferred income taxes:
Plant and equipment, primarily depreciation method and basis differences	$—	$128.3
Uncovered energy costs consumed in operations	—	2.0
Deferred state income taxes	—	15.3
Federal benefit of deferred state income taxes	—	(5.4)
Pension and other postretirement benefits	—	(1.4)
Other	—	(4.7)
Total net deferred income tax liabilities	$—	$134.1

(1)	Reflects the settlement of Cove Point’s existing deferred taxes at the time of the Offering.

Effective for its 2014 tax year, Dominion has been accepted into the CAP. The CAP is a method of identifying and resolving tax issues through open, cooperative, and transparent interaction between the IRS and taxpayers prior to the filing of a return. Through the CAP, Dominion will have the opportunity to resolve complex tax matters with the IRS before filing its federal income tax returns, thus achieving certainty for such tax return filing positions accepted by the IRS. Under a Pre-CAP plan, the IRS audit of tax years 2012 and 2013 began in early 2014.

Unrecognized tax benefits were immaterial for 2014, 2013 and 2012.

The earliest tax year remaining open for examination of Dominion’s federal tax returns is 2012, and the only major state in which Cove Point operates is Maryland, for which the earliest tax year remaining open for examination is 2010. Dominion is obligated to report adjustments resulting from IRS settlements to state tax authorities.

With the termination of Cove Point’s participation in Dominion’s intercompany tax sharing agreement, Dominion will pay the additional income taxes, if any, assessed by tax authorities related to Cove Point’s business activities occurring prior to October 20, 2014.

NOTE 16. UNIT-BASED COMPENSATION

In October 2014, the Board of Directors of our general partner adopted the Dominion Midstream LTIP. Awards under the Dominion Midstream LTIP are available for directors of our general partner and employees and consultants of our general partner and any of its affiliates, including Dominion, who perform services for us. The Dominion Midstream LTIP authorizes the grant, from time to time, at the discretion of the Board of Directors of our general partner or a committee thereof, of restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, other unit-based awards, substitute awards, unrestricted unit awards and cash awards. No more than 3,000,000 of our common units will be available for delivery under the Dominion Midstream LTIP. The common

Notes to Consolidated Financial Statements, Continued

units to be delivered under the Dominion Midstream LTIP will consist, in whole or in part, of common units acquired in the open market or from any affiliate or any other person, newly issued common units or any combination of the foregoing as determined by the Board of Directors of our general partner or a committee thereof.

In October 2014, 2,322 common units were issued to the non-employee directors of the general partner of Dominion Midstream as part of the prorated annual retainer, and $0.1 million of expense was recognized within other operations and maintenance in the Consolidated Statement of Income. In January 2015, 5,055 common units were issued to the non-employee directors of the general partner of Dominion Midstream as an equity retainer granted under the Dominion Midstream LTIP.

NOTE 17. OPERATING SEGMENT

Dominion Midstream is organized primarily on the basis of products and services sold in the U.S. Dominion Energy, Dominion Midstream’s operating segment, consists of natural gas transportation, storage and regasification services.

Dominion Midstream also reports a Corporate and Other segment. The Corporate and Other segment primarily includes specific items attributable to Dominion Midstream’s operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance. In 2013, there was a net charge of $0.1 million related to severance. There were no such items in 2014.

The following table presents segment information pertaining to Dominion Midstream’s operations:

Year Ended December 31,	Dominion Energy	Corporate and Other	Consolidated Total
(millions)
2014
Operating revenue	$313.3	$—	$313.3
Depreciation and amortization	37.7	—	37.7
Interest and related charges	—	—	—
Income tax expense	51.8	—	51.8
Net income including noncontrolling interest	106.9	—	106.9
Net income including noncontrolling interest subsequent to initial public offering	26.3	—	26.3
Net income attributable to limited partners subsequent to initial public offering	9.5	—	9.5
Capital expenditures	572.2	—	572.2
Total assets at December 31	2,258.4	—	2,258.4
2013
Operating revenue	$343.5	$—	$343.5
Depreciation and amortization	31.7	—	31.7
Interest and related charges	—	—	—
Income tax expense	61.7	—	61.7
Net income including noncontrolling interest	109.5	(0.1)	109.4
Capital expenditures	294.6	—	294.6
Total assets at December 31	1,498.2	—	1,498.2
2012
Operating revenue	$293.0	$—	$293.0
Depreciation and amortization	33.3	—	33.3
Interest and related charges	0.1	—	0.1
Income tax expense	65.9	—	65.9
Net income including noncontrolling interest	97.2	—	97.2
Capital expenditures	51.1	—	51.1

NOTE 18. QUARTERLY FINANCIAL AND PER UNIT DATA (UNAUDITED)

A summary of Dominion Midstream’s quarterly results of operations for the years ended December 31, 2014 and 2013 follows. The information includes the results of operations of our Predecessor prior to October 20, 2014 and of Dominion Midstream for the period beginning October 20, 2014, the date the Offering was completed, through December 31, 2014. Net income per unit is only calculated after the Offering, as no units were outstanding prior to October 20, 2014. Amounts reflect all adjustments necessary in the opinion of management for a fair statement of the results for the interim periods.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Full Year
(millions, except per unit data)
2014
Operating revenue	$68.9	$111.2	$65.7	$67.5		$313.3
Income from operations	39.8	39.2	42.8	36.9		158.7
Net income including noncontrolling interest	24.6	24.2	26.4	31.7		106.9
Net income including noncontrolling interest subsequent to initial public offering				26.3		26.3
Net income attributable to limited partners subsequent to initial public offering				9.5		9.5
Net income subsequent to initial public offering per unit (basic and diluted)
Common Units				0.15		0.15
Subordinated Units				0.15		0.15
Distributions declared per unit				0.1389	(1)	0.1389
2013
Operating revenue	$104.7	$67.1	$104.2	$67.5		$343.5
Income from operations	41.1	43.1	43.0	43.9		171.1
Net income	24.5	31.1	26.5	27.3		109.4

(1)	On January 23, 2015, the Board of Directors of our general partner declared a prorated initial quarterly cash distribution of $0.1389 per unit, totaling $8.9 million, for the period subsequent to the Offering. This distribution was paid on February 13, 2015 to unitholders of record on February 3, 2015. The initial quarterly cash distribution was calculated as the minimum quarterly distribution of $0.1750 per unit prorated for the portion of the quarter subsequent to the Offering.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the CEO and CFO of our general partner. Based upon that evaluation, the CEO and CFO of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2014, the end of the period covered by this report.

Internal Control Over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules that generally require every company that files reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. In addition, an independent registered public accounting firm must attest to a company’s internal control over financial reporting. This first Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. We are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act while we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2014.

Item 9B. Other Information

Explanatory Note: The following information relates to a change in one of our executive officer positions and is provided here in lieu of filing a Form 8-K that would otherwise have been filed under Item 5.02 for an event occurring on February 26, 2015.

Effective February 26, 2015, Mr. Thomas F. Farrell II was elected President of Dominion Midstream GP, LLC, in addition to his positions of Chairman and CEO currently held. Dominion Midstream GP, LLC is the general partner of Dominion Midstream. Other information about Mr. Farrell, including his business experience and compensation, can be found in Items 10 and 11. Since January 1, 2015, there have been no related party transactions involving Mr. Farrell and Dominion Midstream that were required either to be approved under the company’s policies or reported under SEC related party transaction rules.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Management of Dominion Midstream

We are managed and operated by the Board of Directors and executive officers of our general partner, Dominion Midstream GP, LLC, an indirect wholly-owned subsidiary of Dominion. As a result of owning our general partner, Dominion appoints all members of the Board of Directors of our general partner. Our unitholders will not be entitled to elect our general partner or its directors or otherwise directly participate in our management or operations.

The Board of Directors of our general partner currently has five members and has determined that Joseph M. Rigby, John W. Snow and David A. Wollard are independent under the independence standards of the NYSE. The NYSE does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the Board of Directors of our general partner or to establish a compensation committee or a nominating committee. However, the Board of Directors of our general partner has established an Audit Committee and a Conflicts Committee to address conflict situations.

Dominion Midstream does not have any employees, nor does our general partner. All of the employees that will conduct our business are employed by affiliates of Dominion, and our general partner will secure the personnel necessary to conduct our operations through its services agreement with DRS. We will reimburse our general partner and its affiliates for the associated costs of obtaining the personnel necessary for our operations pursuant to our partnership agreement.

Directors and Executive Officers of Our General Partner

The following table shows information for the directors and executive officers of our general partner. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors or executive officers. Some of our directors and all of our executive officers also serve as executive officers of Dominion.

Name	Age	Position With Our General Partner
Thomas F. Farrell II	60	Chairman, President and CEO
Mark F. McGettrick	57	Director, Executive Vice President and CFO
Joseph M. Rigby	58	Director
John W. Snow	75	Director
David A. Wollard	77	Director
Paul D. Koonce	55	Executive Vice President
Michele L. Cardiff	47	Vice President, Controller and Chief Accounting Officer
Mark O. Webb	50	Vice President and General Counsel

Thomas F. Farrell II has served as the Chairman of the Board of Directors and CEO of our general partner since March 2014 and President since February 2015. Mr. Farrell has also served as the Chairman of the Board of Directors of Dominion from April 2007 to date and President and CEO of Dominion from January 2006 to date. He has also served as Chairman of the Board of Directors and CEO of Virginia Power from February 2006 to date and Dominion Gas from September 2013 to date.

Mr. Farrell has served as a director of Altria Group, Inc. since 2008.

Mr. Farrell’s qualifications to serve as a director include his significant and extensive industry experience as well as his legal expertise, having served as General Counsel for Dominion and as a practicing attorney with a private firm. Mr. Farrell also has extensive community and public interest involvement and serves or has served on many non-profit and university foundations.

Mark F. McGettrick has served as a director, Executive Vice President and CFO of our general partner since March 2014. Mr. McGettrick has also served as Executive Vice President and CFO of Dominion and Virginia Power from June 2009 to date and Dominion Gas from September 2013 to date. Mr. McGettrick has served as a director of Virginia Power from June 2009 to date and Dominion Gas from September 2013 to date. He previously served as President and COO—Generation of Virginia Power from February 2006 to May 2009 and Executive Vice President of Dominion from April 2006 to May 2009.

Mr. McGettrick’s qualifications to serve as a director include his more than 30 years of power generation management and industry experience. He currently serves on the George Mason University board of visitors and is on the Board of Directors of the Dominion Foundation. Mr. McGettrick also has community and public interest involvement and serves or has served on many non-profit foundations and boards.

Joseph M. Rigby has served as a director of our general partner since October 2014. Mr. Rigby has been chairman, president and CEO since May 2009 of PHI, an energy delivery company serving the Mid-Atlantic region. Prior to that, he served as president and CEO of PHI from March 2009 to May 2009 and president and COO of PHI from March 2008 to March 2009. Mr. Rigby received his bachelor’s degree in accounting from Rutgers University and an MBA from Monmouth University. He is also a licensed Certified Public Accountant in the state of New Jersey.

Mr. Rigby’s qualifications to serve as a director include his 35 years of experience with PHI and its subsidiaries and in the utility industry. As the CEO of PHI, he has leadership, corporate management, governance, and regulatory experience, among other business disciplines. He also has finance, human resources, and mergers and acquisitions experience through positions held with PHI and its subsidiaries. Mr. Rigby serves on the boards of the U.S. Chamber of Commerce, the Edison Electric Institute and Energy Insurance Mutual and serves or has served on other non-profit foundations and boards.

John W. Snow has served as a director of our general partner since October 2014. Mr. Snow is the non-executive chairman of the board of Cerberus Capital Management, L.P. He is also a member of the Board of Directors of Armada Hoffler Properties, Inc. and Marathon Petroleum Corporation. Mr. Snow previously served on the boards of International Consolidated Airlines Group, S.A. (2010 through 2013), Amerigroup Corporation (2010 through 2012), Verizon Communications, Inc. (2007 through 2012) and Lending Processing Servicing, Inc. (2013).

Mr. Snow served as U.S. Secretary of the Treasury from February 2003 until June 2006. Prior to becoming Secretary of the Treasury, he served as chairman and CEO of CSX Corporation. Mr. Snow received a bachelor’s degree from the University of Toledo, a master’s degree from Johns Hopkins University, a doctorate in economics from the University of Virginia and a juris doctor degree from George Washington University.

Mr. Snow’s qualification to serve as a director includes experience as chairman of a leading private investment firm and his experience as the U.S. Secretary of the Treasury and as the chairman and CEO of a large public company. Through his current and former service on the boards of directors of other public companies and as a CEO, he brings leadership, corporate management, governance, finance, and regulatory experience, among other business disciplines.

David A. Wollard has served as a director of our general partner since October 2014. Mr. Wollard is founding chairman of the board, emeritus, Exempla Healthcare (1997 to 2001). Mr. Wollard has served as a director of Dominion since 1999 and currently serves on the CGN Committee. He is also a director of Vectra Bank Colorado. Mr. Wollard is the past chairman of the Downtown Denver Partnership and the Denver Metro Chamber of Commerce. He received his undergraduate degree from Harvard College and graduated from the Stonier Graduate School of Banking. Mr. Wollard held a variety of executive positions with banking institutions in Florida and Colorado, where he was the president of Bank One Colorado, N.A.

Mr. Wollard’s qualifications to serve as a director include his extensive background in the banking industry. He has held executive positions and has been a director of numerous financial institutions. Mr. Wollard also has regulatory and governmental experience which is beneficial as the energy industry continues to face legislative and regulatory scrutiny. He has also served on the board of, and has held leadership positions with, many non-profit organizations.

Paul D. Koonce has served as Executive Vice President of our general partner since March 2014. Mr. Koonce has also served as the Executive Vice President and CEO—Energy Infrastructure Group of Dominion from February 2013 to date. Mr. Koonce has served as President and COO of Virginia Power from June 2009 to date and President of Dominion Gas from September 2013 to date. Mr. Koonce previously served as the Executive Vice President of Dominion from April 2006 to February 2013.

Michele L. Cardiff has served as the Vice President, Controller and Chief Accounting Officer of our general partner since March 2014, Dominion and Virginia Power since April 2014 and Dominion Gas since March 2014. Ms. Cardiff previously served as the Vice President—Accounting of DRS from January 2014 to March 2014, Vice President and General Auditor of DRS from September 2012 to December 2013, and Controller of Virginia Power from June 2009 to August 2012.

Mark O. Webb has served as Vice President and General Counsel of our general partner since March 2014. Mr. Webb has also served as Vice President, General Counsel and Chief Risk Officer of Dominion, Virginia Power and Dominion Gas from January 2014 to date, Vice President and General Counsel of Dominion from January 2013 to December 2013, Deputy General Counsel of DRS from July 2011 to December 2012, and Director—Policy & Business Evaluation—Alternative Energy Solutions of DRS from May 2009 to June 2011.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, no executive officer, director or 10% beneficial owner failed to file, on a timely basis, the reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 2014.

Audit Committee

The members of the Audit Committee are David A. Wollard (chairman), Joseph M. Rigby and John W. Snow. Each member of the Audit Committee has been determined independent by the Board of Directors in accordance with NYSE listing standards and SEC regulations. The Board of Directors has also determined that Messrs. Wollard, Rigby and Snow are “audit committee financial experts” as defined under SEC rules. Our Audit Committee assists the Board of Directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. Our Audit Committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. Our Audit Committee has a written charter adopted by the Board of Directors of our general partner, which is available on our website at http://www.dommidstream.com/assets/pdf/mlp-audit-committee-charter.pdf.

Conflicts Committee

The members of the Conflicts Committee are Joseph M. Rigby (chairman) and John W. Snow. The Conflicts Committee reviews specific matters that the Board of Directors believes may involve conflicts of interest and determines to submit to the Conflicts Committee for review. The Conflicts Committee determines if the resolution of the conflict of interest is adverse to the interest of Dominion Midstream. The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including Dominion, and must meet the independence standards established by the NYSE and the Securities Exchange Act of 1934, as amended, to serve on an audit committee of a board of directors, along with other requirements in our partnership agreement. Any matters approved by the Conflicts Committee will be conclusively deemed to be approved by us and all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

Code of Ethics and Corporate Governance Guidelines

Dominion Midstream’s general partner has adopted a Code of Ethics that applies to its principal executive, financial and accounting officers, as well as its employees. This Code of Ethics is available on our website at http://dommidstream.com/assets/pdf/mlp-code-of-ethics-and-business-conduct.pdf. We have also adopted Corporate Governance Guidelines that outline the important policies and practices regarding our governance. The Corporate Governance Guidelines are available on our website at

http://www.dommidstream.com/assets/pdf/mlp-corporate-governance-guidelines.pdf. You may also request a copy of the Code of Ethics, the Corporate Governance Guidelines or any other governance document at no charge, by writing to: Corporate Secretary, 120 Tredegar Street, Richmond, Virginia 23219. Any waivers or changes to the Code of Ethics will be posted on the Dominion Midstream website.

Executive Sessions and Communications with Directors

Our independent directors hold regularly scheduled executive sessions without management present. Under our Corporate Governance Guidelines, executive sessions are chaired by an independent lead director or, if no lead director has been appointed, then the Chair of the Audit Committee.

We have established a procedure by which unitholders or interested parties may communicate with the non-management directors by writing to them at the following address: Board of Directors, c/o Corporate Secretary, Dominion Midstream Partners, LP, P.O. Box 26532, Richmond, VA, 23261.

Item 11. Executive Compensation

INTRODUCTION

We do not directly employ any of the executive officers, who are employed by Dominion. All determinations with respect to their compensation and benefits are made by the CGN Committee or by Dominion’s CEO as applicable under Dominion’s compensation governance policies, without any input from us, our general partner or its Board of Directors (other than awards that may be granted under the long-term incentive plan adopted by our general partner, as noted below). Our executive officers’ compensation and benefits are paid by Dominion and a portion of that compensation is allocated to and reimbursed by us in accordance with the services agreement between us and Dominion. Our executive officers continue to participate in employee benefit plans and arrangements sponsored by Dominion.

Our general partner has adopted the Dominion Midstream LTIP, pursuant to which certain of our officers and other Dominion employees who make significant contributions to Dominion Midstream may receive awards. None of our officers or other Dominion employees received any award under this plan in 2014.

We are currently considered an emerging growth company for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, our reporting obligations for this Item 11 extend only to the individual serving as CEO and the two other most highly compensated executive officers receiving Dominion Midstream compensation of at least $100,000 in 2014. Other than our CEO, Mr. Farrell, no executive officer received compensation attributable to Dominion Midstream that exceeded $100,000 in 2014. As a result, the only named executive officer shown in this Item 11 is Mr. Farrell.

The Compensation Discussion and Analysis and Executive Compensation sections of Dominion’s 2015 Proxy Statement will include a full discussion of Dominion’s compensation policies and programs. Dominion’s 2015 Proxy Statement will be available upon its filing on the SEC’s website at http://www.sec.gov and on Dominion’s website at http://www.dom.com/investors.

SUMMARY COMPENSATION TABLE

The following table presents information concerning compensation expense incurred by us for Mr. Farrell’s services for the year ended December 31, 2014.

Name and Principal Position	Salary	Stock Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation	Total
Thomas F. Farrell II Chairman, President and CEO	$8,530	$34,441	$60,656	$1,064	$104,691

Note: Mr. Farrell performs services for more than one subsidiary of Dominion. Compensation for Mr. Farrell reflects only the allocable portion related to his service for Dominion Midstream in 2014.

(1)

The amounts in this column reflect the grant date fair value of the allocable portion of Mr. Farrell’s February 2014 ($25,377) and October 2014 ($9,064) restricted stock awards in accordance with FASB guidance for share-based payments. See the narrative discussion below for a description of the material terms of such grants. The value of Dominion’s restricted stock awards is equal to the closing price of Dominion stock on the date of grant. Mr. Farrell did not receive any stock options in 2014. See also the Outstanding Equity Awards at Fiscal Year-End table below for a listing of the allocable portion of all of Mr. Farrell’s outstanding equity awards as of December 31, 2014.

(2)

The 2014 amounts in this column include the allocable portions of the payouts to Mr. Farrell under Dominion’s 2014 annual incentive plan ($10,748), 2013 performance grant awards ($39,334), and 2014 strategic incentive performance grants ($10,574). See the narrative discussion below for a description of the material terms of such awards.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

The following overview discusses the material elements of compensation paid to Mr. Farrell, as reflected in the Summary Compensation Table.

Base Salary

At Dominion, base salary provides competitive fixed cash compensation for performing day-to-day responsibilities. Base salary adjustments are motivational tools to acknowledge and reward excellent individual performance, special skills, experience, the strategic impact of a position relative to other Dominion executives and other relevant considerations. The CGN Committee approved a base salary increase of 5.0% for Mr. Farrell, effective March 1, 2014.

2014 Annual Incentive Plan

The annual incentive plan is Dominion’s annual cash incentive program. The formula for calculating an award is: Base Salary × Target Award Percentage × Funding Percentage × Total Payout Score Percentage = Actual Award.

For 2014, Mr. Farrell’s target award percentage was 125% of his base salary. The funding percentage, which may range from 0% to 200% of the target award and is based on Dominion’s achievement of its consolidated operating earnings per share goal for 2014, was 100%. His total payout score percentage, which is a maximum of 100% and is based on Dominion’s achievement of its consolidated operating earnings per share goal, subject to the CGN Committee’s negative discretion, was also 100%.

Long-Term Incentive Program

No officers or other Dominion employees received awards under the Dominion Midstream LTIP. Accordingly, the following discussion reflects only awards made under Dominion’s long term incentive program in 2014.

2014 RESTRICTED STOCK AWARDS

All Dominion officers, including Mr. Farrell, received a restricted stock grant under Dominion’s 2014 long-term incentive program on February 1, 2014. The grants have a three-year vesting term, with cliff vesting at the end of the restricted period on February 1, 2017. The restricted stock grant is forfeited in its entirety if Mr. Farrell voluntarily terminates employment or is terminated with cause before the vesting date. The restricted stock grant provides for pro-rated vesting if Mr. Farrell retires, dies, becomes disabled, is terminated without cause, or if there is a change in control of Dominion. In the case of retirement, pro-rated vesting will not occur if the CGN Committee determines that Mr. Farrell’s retirement is detrimental to Dominion. In the event of a change in control of Dominion, pro-rated vesting is provided as of the change in control date, and full vesting if Mr. Farrell’s employment is terminated, or constructively terminated by the successor entity following the change in control date but before the scheduled vesting date. Dividends on the restricted shares are paid during the restricted period at the same rate declared by Dominion for all shareholders.

In addition to the 2014 restricted stock award granted under Dominion’s annual program, in September 2014, the CGN Committee approved a special one-time restricted stock award for Mr. Farrell, reflecting his contributions in accomplishing three major objectives: the negotiation and announcement of the Atlantic Coast Pipeline project; Dominion’s successful implementation of its solar energy strategy; and the receipt of all material approvals for the Cove Point expansion, which permitted the Offering. The awards are subject to a one-year vesting period. Dividends will be paid during the restricted period.

2013 PERFORMANCE GRANTS

In February 2015, final payouts were made to officers who received cash performance grants in February 2013 (2013 performance grants), including Mr. Farrell. The 2013 performance grants were based on two goals: Dominion’s total shareholder return for the two-year period ended December 31, 2014 relative to the companies in the Philadelphia Stock Exchange Utility Index as of the end of the performance period (weighted 50%) and Dominion’s return on invested capital for the same two-year period (weighted 50%). The 2013 performance grants are denominated as a target award with potential payout ranging from 0% to 200% of the target amount. The actual payout was 155.0% of the target.

2014 Strategic Initiative Performance Grant

In January 2014, the CGN Committee awarded Mr. Farrell a one-time cash performance grant equal in value up to 100% of his 2014 annual incentive plan target. The performance criteria for this grant were development of a strategic plan for Dominion Midstream and our role in the long-term financial performance of Dominion as well as development of an enhanced long-term plan for generation, midstream and pipeline opportunities. Potential payout of the award ranged from 0% to 100% of the grant amount based on the CGN Committee’s assessment of progress made on these initiatives during the performance period. The award would have been forfeited if employment terminated before the end of the performance period for any reason other than a change in control, death or disability. In the event of termination due to death or disability, the award was subject to pro-rated vesting, and in the event of termination due to a change in control, the award would have been paid at 100%. During 2014, Mr. Farrell received 100% payout of this award following the CGN Committee’s determination that the goals had been satisfied.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table summarizes the allocable portion of Mr. Farrell’s equity awards from Dominion that were outstanding as of December 31, 2014. All of Mr. Farrell’s outstanding equity awards are restricted shares of Dominion common stock. There were no unexercised or unexercisable option awards outstanding for Mr. Farrell as of December 31, 2014.

Name	Stock Awards
	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(1)($)
Thomas F. Farrell II	419	(2)	$32,254
	468	(3)	36,026
	374	(4)	28,737
	704	(5)	54,117
	131	(6)	10,063

Note: Mr. Farrell performs services for more than one subsidiary of Dominion. Compensation for Mr. Farrell reflects only the allocable portion related to his service for Dominion Midstream in 2014.

(1)	The market value is based on the closing stock price of $76.90 for Dominion common stock on December 31, 2014.
(2)	Shares vested on February 1, 2015.
(3)	Shares scheduled to vest on February 1, 2016.
(4)	Shares scheduled to vest on February 1, 2017.
(5)

Shares scheduled to vest on December 17, 2015. Amount includes dividends reinvested into additional shares that are restricted and subject to the same terms and conditions of the underlying restricted stock grant.

(6)	Shares scheduled to vest on October 1, 2015.

RETIREMENT BENEFITS

Mr. Farrell participates in two tax-qualified retirement plans sponsored by Dominion: the Dominion Pension Plan, a defined benefit plan, and the Dominion 401(k) Plan, a defined contribution 401(k) savings plan. As an employee hired before 2008, Mr. Farrell is eligible for a pension benefit upon retirement based on a formula that takes into account final compensation and years of service. He also receives a cash retirement benefit under which Dominion contributes 2% of each participant’s compensation to a special retirement account, which may be paid in a lump sum or added to the annuity benefit upon retirement. The formula for the Dominion Pension Plan has different percentages for credited service through December 31, 2000 and on and after January 1, 2001. The benefit is the sum of the amounts from the following two formulas.

For credited service through December 31, 2000:
2.03% times Final Average Earnings times Credited Service before 2001	Minus	2.00% times estimated Social Security benefit times Credited Service before 2001

For credited service on or after January 1, 2001:
1.80% times Final Average Earnings times Credited Service after 2000	Minus	1.50% times estimated Social Security benefit times Credited Service after 2000

Credited service is limited to a total of 30 years for all parts of the formula and credited service after 2000 is limited to 30 years minus credited service before 2001.

All participating employees in the Dominion 401(k) Plan (including Mr. Farrell) are eligible to receive a matching contribution. Officers whose matching contributions under the Dominion 401(k) Plan are limited by applicable federal tax laws receive a cash payment to make them whole for the company match lost as a result of these limits. These cash payments are currently taxable.

Dominion also maintains two nonqualified retirement plans in which Mr. Farrell participates, the Retirement Benefit Restoration Plan and the Executive Supplemental Retirement Plan. Unlike the Dominion Pension Plan and Dominion 401(k) Plan, these plans are unfunded, unsecured obligations of Dominion. The Retirement Benefit Restoration Plan restores benefits that will not be paid under the Dominion Pension Plan due to applicable federal tax law limits. The Executive Supplemental Retirement Plan provides a benefit that covers a portion (25%) of final base salary and target annual incentive compensation for Mr. Farrell’s life. The Dominion Pension Plan, Dominion 401(k) Plan, Retirement Benefit Restoration Plan and Executive Supplemental Retirement Plan do not include long-term incentive compensation in benefit calculations. As consideration for the benefits earned under the Retirement Benefit Restoration Plan and the Executive Supplemental Retirement Plan, all officers agree to comply with confidentiality and one-year non-competition requirements set forth in the plan documents following their retirement or other termination of employment.

In individual situations and primarily for mid-career changes or retention purposes, the CGN Committee has granted certain officers additional years of credited age and service for purposes of calculating benefits under the Retirement Benefit Restoration Plan. Mr. Farrell was granted 30 years of service when he reached age 60 and will continue to accrue service as long as he remains employed. The additional years of service count toward determining both the amount of benefits and eligibility to receive them. Additional age and service may also be earned under the terms of Mr. Farrell’s Employment Continuity Agreement in the event of a change in control, as described under Potential Payments Upon Termination or Change in Control below.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Dominion has entered into Employment Continuity Agreements with all of its officers, including Mr. Farrell, to ensure continuity in the event of a change in control of Dominion. Each agreement has a three-year term and is automatically extended annually for an additional year, unless cancelled by Dominion.

If Mr. Farrell’s employment following a change in control is terminated without cause or due to a constructive termination, he will become entitled to the following termination benefits:

•

Lump sum severance payment equal to three times base salary plus annual incentive plan award (determined as the greater of (i) the target annual award for the current year or (ii) the highest actual annual incentive plan payout for any one of the three years preceding the year in which the change in control occurs).

•

Full vesting of benefits under the Executive Supplemental Retirement Plan and Retirement Benefit Restoration Plan with five years of additional credited age and five years of additional credited service from the change in control date.

•

Certain other benefits, including company-paid group-term life insurance for 12 months, company-paid executive life insurance for certain periods following termination, additional age and service credited for retiree health coverage purposes, outplacement services for one year (up to $25,000), and, if any payments are classified as excess parachute payments for purposes of Section 280G of the Internal Revenue Code and the executive incurs the excise tax, an excise tax gross-up.

•

The terms of awards made under Dominion’s long-term incentive program, rather than the terms of Employment Continuity Agreements, will determine the vesting of each award in the event of a change in control.

In addition, Mr. Farrell will become entitled to a payment of one times salary upon his retirement as consideration for his agreement not to compete with the company for a two-year period following retirement. This agreement ensures that his knowledge and services will not be available to competitors for two years following his retirement date.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We are not required to have, and do not have, a compensation committee. As explained above in the introduction to this Item, the Board of Directors of our general partner does not make any decisions regarding the compensation of our executive officers, except with respect to potential awards under the Dominion Midstream LTIP. All such decisions are made by the CGN Committee, without any input from us or our general partner. The CGN Committee is comprised solely of independent directors, and no Dominion or Dominion Midstream officers participate in its deliberations.

No executive officer of Dominion or Dominion Midstream serves as a member of another compensation committee or on the Board of Directors of any company of which a member of the CGN Committee, Dominion’s Board of Directors or the Board of Directors of our general partner serves as an executive officer.

NON-EMPLOYEE DIRECTOR COMPENSATION TABLE

Directors of our general partner who are not officers of the general partner or any of its affiliates or employees of Dominion or any of its affiliates receive compensation as non-employee directors, which consists of an annual cash retainer of $60,000 and an annual equity retainer equal to $65,000. The chair of each standing committee of the general partner’s Board of Directors receives an additional annual cash retainer as follows: Audit Committee chair: $15,000; and Conflicts Committee chair: $15,000. The equity portion of the non-employee director’s compensation consists of restricted units granted under the Dominion Midstream LTIP and is subject to a one-year restriction period. The restricted units are granted in tandem with distribution equivalent rights. Further, each director is indemnified for his or her actions associated with being a director to the fullest extent permitted under Delaware law and is reimbursed for all expenses incurred in attending to his or her duties as a director.

Upon commencement of service with us, non-employee directors received pro-rated annual cash and committee chair retainers reflecting the period of time remaining in the initial year of service. Each non-employee director also received a pro-rated annual equity retainer reflecting the period of time remaining in the initial year of service, which was not subject to a one-year restriction.

The following tables and footnotes reflect the compensation and fees paid to the non-employee directors of our general partner for their services for the period October 20, 2014 to December 31, 2014. Messrs. Farrell and McGettrick do not receive any separate compensation for their services as directors.

2014 Non-Employee Director Compensation

Name	Fees earned or paid in cash(1)	Stock Awards(2)	Total
Joseph M. Rigby	$18,750	$16,254	$35,004
John W. Snow	15,000	16,254	31,254
David A. Wollard	18,750	16,254	35,004
All directors	$52,500	$48,762	$101,262

(1)

Each of the non-employee directors were appointed in October 2014 and therefore received a pro-rated annual cash retainer of $15,000 for 2014. Messrs. Rigby and Wollard also received pro-rated committee chair retainers equal to $3,750 for 2014.

(2)

Each of the non-employee directors were appointed in October 2014 and therefore received a pro-rated annual equity retainer valued at approximately $16,254, which was equal to 774 units, valued at $21.00 per unit based on the Offering price of Dominion Midstream common units on October 20, 2014. As discussed above, these units were not subject to a one-year restriction. A total of 2,322 units, in aggregate, were distributed to these directors for their annual equity retainers.

No options have been granted to directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of common units and subordinated units of Dominion Midstream held by beneficial owners of five percent or more of the units, by each director and named executive officer of our general partner, and by the directors and executive officers of our general partner as a group as of February 15, 2015. Unless otherwise noted, the address for each beneficial owner listed below is 120 Tredegar Street, Richmond, Virginia 23219. The percentage of units is based on 31,980,166 common units and 31,972,789 subordinated units as of February 15, 2015.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned
Dominion Resources, Inc.(1)	11,847,789	37.1%	31,972,789	100%	68.5%
Tortoise Capital Advisors, L.L.C.(2)	2,580,065	8.1%	—	—	4.03%
Goldman Sachs Asset Management(3)	2,601,767	8.1%	—	—	4.07%
Thomas F. Farrell II	59,900	*	—	—	*
Mark F. McGettrick	59,900	*	—	—	*
Paul D. Koonce	50,000	*	—	—	*
Joseph M. Rigby	7,459	*	—	—	*
John W. Snow	52,459	*	—	—	*
David A. Wollard	18,259	*	—	—	*
All executive officers and directors as a group (8 persons)(4)	252,477	*	—	—	*

*	Less than 1 percent.
(1)	The 11,847,789 common units and 31,972,789 subordinated units are directly held by Dominion MLP Holding Company, LLC. Dominion is the ultimate parent company of the general partner and Dominion MLP Holding Company, LLC and may be deemed to beneficially own the common units and subordinated units directly held by Dominion MLP Holding Company, LLC.
(2)	Tortoise Capital Advisors, L.L.C., 11550 Ash Street, Suite 300, Leawood, Kansas 66211, filed a Schedule 13G with the SEC on February 10, 2015, reporting that it has sole voting or dispositive power over 13 common units, shared voting power over 2,423,583 common units, and shared dispositive power over 2,580,052 common units.
(3)	Goldman Sachs Asset Management (Goldman Sachs Asset Management, L.P., together with GS Investment Strategies, LLC), 200 West Street, New York, New York 10282, filed a Schedule 13G with the SEC on February 12, 2015, reporting that it has shared voting or dispositive power over 2,601,767 common units.
(4)	No individual director or executive officer has the right to acquire beneficial ownership of units within 60 days of February 15, 2015. Unless otherwise noted, all units are held directly by the director or executive officer and such person has sole voting and investment power with respect to such shares. Includes shares as to which a director or executive officer has voting and/or investment discretion or voting and/or investment power is shared with or controlled by another person as follows: all directors and executive officers as a group, 500.

The following table sets forth the number of shares of Dominion common stock beneficially owned as of February 15, 2015 by each director of our general partner, by each named executive officer of our general partner and by all directors and executive officers of our general partner as a group. Unless otherwise noted, the address for each beneficial owner listed below is 120 Tredegar Street, Richmond, Virginia 23219.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Deferred Stock Accounts(1)	Restricted Shares	Total	Percentage of Common Stock Beneficially Owned
Thomas F. Farrell II	705,256	—	335,383	1,040,639	*
Mark F. McGettrick	203,409	—	115,547	318,956	*
Paul D. Koonce	84,412	—	70,836	155,248	*
David A. Wollard	16,148	17,325	—	33,473	*
Joseph M. Rigby	—	—	—	—	*
John W. Snow	4,075	—	—	4,075	*
All directors and executive officers as a group (8 persons)(2)	1,026,491	17,325	531,696	1,575,512	*

*	Less than 1 percent.
(1)	Shares in trust for which a director has voting rights. Amounts include shares issued to a trust from a frozen deferred compensation plan account.
(2)	No individual director or executive officer has the right to acquire beneficial ownership of shares within 60 days of February 15, 2015. Unless otherwise noted, all shares are held directly by the director or executive officer and such person has sole voting and investment power with respect to such shares. Includes shares as to which the director or executive officer has voting and/or investment discretion or voting and/or investment power is shared with or controlled by another person as follows: Mr. Farrell, 20,000 (shares held jointly); Mr. Snow, 4,075 (shares held jointly); and all directors and executive officers as a group, 24,574.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2014 with respect to common units that may be issued under the Dominion Midstream LTIP:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	2,997,678
Total	—	—	2,997,678

Dominion Midstream LTIP

Our general partner has adopted the Dominion Midstream LTIP for directors of our general partner and employees and consultants of our general partner and any of its affiliates, including Dominion, who perform services for us.

The Dominion Midstream LTIP provides for the grant, from time to time, at the discretion of the Board of Directors of our general partner or a committee thereof, of restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, other unit-based awards, substitute awards, unrestricted unit awards and cash awards. The purpose of the Dominion Midstream LTIP is to promote our interests by providing equity-based incentive compensation awards to the directors of our general partner and the employees and consultants of our general partner and its affiliates to encourage superior performance and by strengthening our general partner’s and its affiliates’ abilities to attract and retain the services of individuals who are essential for our growth and profitability and to encourage them to devote their best efforts to advancing our business. The Dominion Midstream LTIP is administered by the Board of Directors of our general partner or a committee thereof, which we refer to herein as the plan administrator. The plan administrator may delegate its duties as appropriate, and may consult with the CGN Committee from time to time with respect to participants that are also providing services to Dominion.

The Board of Directors of our general partner may terminate or amend the Dominion Midstream LTIP at any time with respect to any common units for which a grant has not previously been made. The Board of Directors of our general partner also has the right to alter or amend the Dominion Midstream LTIP from time to time, including increasing the number of units available to be granted with respect to awards under the Dominion Midstream LTIP, subject to the requirements of the securities exchange upon which the common units are listed at that time. However, no change in any outstanding award (other than in the event of certain transactions or changes in capitalization) may be made that would materially reduce the rights or benefits of a participant without the consent of the affected participant. The Dominion Midstream LTIP will expire on the earliest of (i) the date on which all common units available under the Dominion Midstream LTIP have been delivered to participants, (ii) termination of the Dominion Midstream LTIP by the Board of Directors of our general partner or (iii) the date that is 10 years following the date immediately prior to the effective date of the Offering.

Subject to certain adjustments that may be required from time to time in the event of certain transactions or changes in capitalization or to prevent dilution or enlargement of the rights of participants in the Dominion Midstream LTIP, a maximum of 3,000,000 of our common units are available for delivery with respect to awards under the Dominion Midstream LTIP. Common units withheld from an award or surrendered by a participant to satisfy tax withholding obligations or to satisfy the payment of exercise prices will be considered delivered under the Dominion Midstream LTIP for this purpose. Common units subject to awards that are cancelled, forfeited, exercised, settled in cash or that otherwise terminate or expire without the delivery of common units will be available for delivery pursuant to other awards under the Dominion Midstream LTIP; provided, however, that the number of common units subject to an award of unit appreciation rights that is exercised and settled in common units will count against the common units available for delivery under the Dominion Midstream LTIP based on the gross number of unit appreciation rights exercised. The common units to be delivered with respect to awards under the Dominion Midstream LTIP will consist, in whole or in part, of common units acquired in the open market or from any affiliate of ours or any other person, newly issued common units or any combination of the foregoing, as determined by the plan administrator in its discretion. There will not be any limit on the number of awards that may be granted and paid in cash.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of February 15, 2015, Dominion owned 11,847,789 common units and all of our 31,972,789 subordinated units, representing an aggregate of approximately 68.5% limited partner interest in us (excluding the IDRs, which cannot be expressed as a fixed percentage), and owns and controls our general partner. Dominion appointed all of the directors of our general partner, which owns a non-economic general partner interest in us and owns the IDRs. In addition, Messrs. Farrell, McGettrick, Koonce and Webb and Ms. Cardiff serve as executive officers of Dominion and Mr. Farrell is also Chairman of the Board of Directors of Dominion.

See Note 14 to the Consolidated Financial Statements for additional information on related party transactions.

Distributions and Payments to Our General Partner and Its Affiliates

The following table summarizes the distributions and payments to be made by us to our general partner and its affiliates in connection with the ongoing operation and any liquidation of Dominion Midstream. The terms of the transactions and agreements disclosed in this section were determined by and among affiliated entities and, consequently, are not the result of arm’s length negotiations. These terms are not necessarily at least as favorable to the parties to these transactions and agreements as the terms that could have been obtained from unaffiliated third parties.

Operational Stage
Distributions of distributable cash flow to our general partner and its affiliates

We will generally make cash distributions 100% to our unitholders, including affiliates of our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner will be entitled to increasing percentages of the distributions, up to 50.0% of the distributions above the highest target distribution level.

Assuming we have sufficient distributable cash flow to pay the full minimum quarterly distribution on all of our outstanding common units and subordinated units for four quarters, our general partner and its affiliates would receive an annual distribution of approximately $32.5 million on their units.

Payments to our general partner and its affiliates

Our general partner will not receive a management fee or other compensation for its management of our partnership, but we will reimburse our general partner and its affiliates for all expenses incurred and payments made on our behalf. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform various general, administrative and support services for us or on our behalf, and corporate overhead costs and expenses allocated to us by Dominion. Our partnership agreement provides that our general partner will determine the expenses that are allocable to us.

Withdrawal or removal of our general partner

If our general partner withdraws or is removed, its non-economic general partner interest and its IDRs will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage
Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

Agreements between Cove Point and Dominion

DTI provides Cove Point with operational, maintenance and repair services with respect to the Cove Point Pipeline and certain other services pursuant to a services contract between Cove Point and DTI. Cove Point also receives certain engineering, project management, construction, technical support and other related services from Dominion Technical Solutions, Inc. In addition, Cove Point is a party to a services agreement with DRS pursuant to which it receives administrative, management and other services from DRS as it deems necessary or appropriate for its operations. Cove Point, and not Dominion Midstream, is responsible for reimbursing DRS for the costs Cove Point incurs under its separate services agreement with DRS.

Other Transactions with Related Persons

Virginia Power Services Energy Corp., Inc., a subsidiary of Dominion, is one of Cove Point’s current transportation customers. Cove Point receives annual reservation payments with respect to the Cove Point Pipeline from Virginia Power Services Energy Corp., Inc. in an amount approximating $1.6 million pursuant to an agreement with a scheduled expiration date of April 30, 2025.

See “Transactions with Affiliates,” “Advance from Affiliate,” “Dominion Credit Facility,” “Subsidiary Debt Transactions,” “Income Taxes,” “Natural Gas Imbalances,” and “Right of First Offer” sections of Note 14 in the Consolidated Financial Statements for summaries of the terms of these and other agreements with Dominion and related parties.

Procedures for Review, Approval and Ratification of Related Party Transactions

The Board of Directors of our general partner has adopted Related Party Transaction Guidelines. These guidelines were adopted for the purpose of identifying potential conflicts of interest arising out of financial transactions, arrangements and relations between Dominion Midstream and any related persons. Under the guidelines, a related person is a director, executive officer, director nominee, a beneficial owner of more than 5% of any class of Dominion Midstream’s voting securities, or any immediate family member of one of the foregoing persons. A related party transaction is any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements or relationships in excess of $120,000 in which

Dominion Midstream (and/or any of its consolidated subsidiaries) is a party and in which the related person has or will have a direct or indirect material interest.

In determining whether a direct or indirect interest is material, the significance of the information to investors in light of all circumstances is considered. The importance of the interest to the person having the interest, the relationship of the parties to the transaction with each other and the amount involved are also among the factors considered in determining the significance of the information to the investors.

The Board of Directors of our general partner has reviewed certain categories of transactions and determined that transactions between Dominion Midstream and a related person that fall within such categories will not result in the related person receiving a direct or indirect material interest. Under the guidelines, such transactions are not deemed related party transactions and therefore not subject to review by the Audit Committee. The categories of excluded transactions include, among other items, compensation and expense reimbursement paid to directors and executive officers in the ordinary course of performing their duties; transactions with other companies where the related party’s only relationship is as an employee, if the aggregate amount involved does not exceed the greater of $1 million or 2% of that company’s gross revenues; and charitable contributions which are less than the greater of $1 million or 2% of the charity’s annual receipts.

Information is collected about potential related party transactions in its annual questionnaires completed by directors and executive officers. Management reviews the potential related party transactions and assesses whether any of the identified transactions constitute a related party transaction. Any identified related party transactions are then reported to the Audit Committee. The Audit Committee reviews and considers relevant facts and circumstances and determines whether to ratify or approve the related party transactions identified. The Audit Committee may only approve or ratify related party transactions that are in, or are not inconsistent with, the best interests of Dominion Midstream and its unitholders and are in compliance with Dominion Midstream’s Code of Ethics.

Since October 20, 2014, the closing of the Offering, there have been no related party transactions involving Dominion Midstream that were required either to be approved under Dominion Midstream’s policies or reported under the SEC related party transactions rules.

Director Independence

See Item 10. Directors, Executive Officers and Corporate Governance for information about the independence of the Board of Directors of our general partner and its committees.

Item 14. Principal Accountant Fees and Services

The following table presents fees paid to Deloitte & Touche LLP for the fiscal year ended December 31, 2014.

Type of Fees	2014
(millions)
Audit fees	$0.10
Audit-related fees	—
Tax fees	—
All other fees	—
$0.10

Audit Fees represent fees of Deloitte & Touche LLP for the audit of the annual consolidated financial statements, the review of financial statements included in quarterly Form 10-Q reports, and the services that an independent auditor would customarily provide in connection with statutory requirements, regulatory filings, and similar engagements for the fiscal year, such as comfort letters, attest services, consents, and assistance with review of documents filed with the SEC.

Audit-Related Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of the consolidated financial statements or internal control over financial reporting. This category may include fees related to the performance of audits and attest services not required by statute or regulations, due diligence related to mergers, acquisitions, and investments, and accounting consultations about the application of GAAP to proposed transactions.

The audit fees presented above for the year ended December 31, 2014, were for professional services rendered during the period subsequent to the Offering. Total audit fees incurred prior to the Offering were $0.69 million and were paid by Dominion.

The Audit Committee has adopted a pre-approval policy for its independent auditor’s services and fees that may be provided by Deloitte & Touche LLP to the Partnership. All of the fees in the table above were approved in accordance with this policy. The policy (a) identifies the guiding principles that must be considered by the Audit Committee in approving services to ensure that Deloitte & Touche LLP’s independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. Under the policy, all services to be provided by Deloitte & Touche LLP must be pre-approved by the Audit Committee.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Certain documents are filed as part of this Form 10-K and are incorporated by reference and found on the pages noted.

1. Financial Statements

See Index on page 41.

2. All schedules are omitted because they are not applicable, or the required information is either not material or is shown in the financial statements or the related notes.

3. Exhibits (incorporated by reference unless otherwise noted)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Dominion Midstream Partners, LP (Exhibit 3.1, Form S-1 Registration Statement filed March 28, 2014, File No. 333-194864).

3.2	First Amended and Restated Agreement of Limited Partnership of Dominion Midstream Partners, LP, dated October 20, 2014, by and between Dominion Midstream GP, LLC and Dominion MLP Holding Company, LLC (Exhibit 3.1, Form 8-K filed October 20, 2014, File No. 1-36684).

4.1	Registration Rights Agreement by and between Dominion Midstream Partners, LP and Dominion MLP Holding Company, LLC (Exhibit 3.1, Form 8-K filed October 20, 2014, File No. 1-36684).

10.1	Contribution Agreement, dated as of October 10, 2014, by and among Dominion Midstream Partners, LP, Dominion Midstream GP, LLC, Dominion Cove Point, Inc., Cove Point GP Holding Company, LLC, Dominion Cove Point LNG, LP, Dominion MLP Holding Company, LLC and Dominion Gas Projects Company, LLC (Exhibit 10.1, Form 8-K filed October 17, 2014, File No. 1-36684).

10.2	Inter-Company Credit Agreement by and between Dominion Midstream Partners, LP and Dominion Resources, Inc. (Exhibit 10.1, Form 8-K filed October 20, 2014, File No. 1-36684).

10.3	Services Agreement by and between Dominion Midstream GP, LLC and Dominion Resources Services, Inc. (Exhibit 10.2, Form 8-K filed October 20, 2014, File No. 1-36684).

10.4	Right of First Offer Agreement by and between Dominion Midstream Partners, LP and Dominion Resources, Inc. (Exhibit 10.3, Form 8-K filed October 20, 2014, File No. 1-36684).

10.5	Second Amended and Restated Agreement of Limited Partnership of Dominion Cove Point LNG, LP by and between Dominion Midstream GP, LLC and Dominion Gas Projects Company, LLC (Exhibit 10.4, Form 8-K filed October 20, 2014, File No. 1-36684).

10.6	Third Amended and Restated Agreement of Limited Partnership of Dominion Cove Point LNG, LP by and between Cove Point GP Holding Company, LLC and Dominion Gas Projects Company, LLC (Exhibit 10.5, Form 8-K filed October 20, 2014, File No. 1-36684).

10.7*	Dominion Midstream Partners, LP 2014 Long-Term Incentive Plan (Exhibit 10.6, Form 8-K filed October 20, 2014, File No. 1-36684).

10.8†	Terminal Expansion Agreement Cove Point between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated September 1, 2006 (Exhibit 10.6, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.9†	Amendment to the Terminal Expansion Agreement between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated December 14, 2007 (Exhibit 10.7, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.10†	Acknowledgement and Amendment to the Precedent Agreement for Firm LNG Tanker Discharging Service (Expansion Project) and to the Terminal Expansion Agreement Cove Point between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated April 2009 (Exhibit 10.8, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.11	Amendment to the Terminal Expansion Agreement Cove Point between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated September 22, 2009 (Exhibit 10.9, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

Exhibit Number	Description

10.12†	Agreement and Amendment to the Terminal Expansion Agreement between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated January 26, 2011 (Exhibit 10.10, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.13	Agreement and Amendment to the Terminal Expansion Agreement between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated April, 2012 (Exhibit 10.11, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.14†	Early Termination Letter Agreement between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated March 15, 2013 (Exhibit 10.12, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.15*	Non-employee directors’ annual compensation for Dominion Midstream GP, LLC (filed herewith).

21	Subsidiaries of Dominion Midstream Partners, LP (filed herewith).

23	Consent of Deloitte & Touche LLP (filed herewith).

31.a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.b	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial statements from Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 27, 2015, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Equity and Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

*	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted for certain portions of this exhibit pursuant to a confidential treatment order granted by the Securities and Exchange Commission. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINION MIDSTREAM PARTNERS, LP Registrant

By:	Dominion Midstream GP, LLC, its general partner

By:	/s/ Thomas F. Farrell II
(Thomas F. Farrell II, Chairman, President and Chief Executive Officer)

Date: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of February, 2015.

Signature	Title

/s/ Thomas F. Farrell II Thomas F. Farrell II	Chairman of the Board of Directors, President and Chief Executive Officer

/s/ Mark F. McGettrick Mark F. McGettrick	Director, Executive Vice President and Chief Financial Officer

/s/ Joseph M. Rigby Joseph M. Rigby	Director

/s/ John W. Snow John W. Snow	Director

/s/ David A. Wollard David A. Wollard	Director

/s/ Michele L. Cardiff Michele L. Cardiff	Vice President, Controller and Chief Accounting Officer

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Dominion Midstream Partners, LP (Exhibit 3.1, Form S-1 Registration Statement filed March 28, 2014, File No. 333-194864).

3.2	First Amended and Restated Agreement of Limited Partnership of Dominion Midstream Partners, LP, dated October 20, 2014, by and between Dominion Midstream GP, LLC and Dominion MLP Holding Company, LLC (Exhibit 3.1, Form 8-K filed October 20, 2014, File No. 1-36684).

4.1	Registration Rights Agreement by and between Dominion Midstream Partners, LP and Dominion MLP Holding Company, LLC (Exhibit 3.1, Form 8-K filed October 20, 2014, File No. 1-36684).

10.1	Contribution Agreement , dated as of October 10, 2014, by and among Dominion Midstream Partners, LP, Dominion Midstream GP, LLC, Dominion Cove Point, Inc., Cove Point GP Holding Company, LLC, Dominion Cove Point LNG, LP, Dominion MLP Holding Company, LLC and Dominion Gas Projects Company, LLC (Exhibit 10.1, Form 8-K filed October 17, 2014, File No. 1-36684).

10.2	Inter-Company Credit Agreement by and between Dominion Midstream Partners, LP and Dominion Resources, Inc. (Exhibit 10.1, Form 8-K filed October 20, 2014, File No. 1-36684).

10.3	Services Agreement by and between Dominion Midstream GP, LLC and Dominion Resources Services, Inc. (Exhibit 10.2, Form 8-K filed October 20, 2014, File No. 1-36684).

10.4	Right of First Offer Agreement by and between Dominion Midstream Partners, LP and Dominion Resources, Inc. (Exhibit 10.3, Form 8-K filed October 20, 2014, File No. 1-36684).

10.5	Second Amended and Restated Agreement of Limited Partnership of Dominion Cove Point LNG, LP by and between Dominion Midstream GP, LLC and Dominion Gas Projects Company, LLC (Exhibit 10.4, Form 8-K filed October 20, 2014, File No. 1-36684).

10.6	Third Amended and Restated Agreement of Limited Partnership of Dominion Cove Point LNG, LP by and between Cove Point GP Holding Company, LLC and Dominion Gas Projects Company, LLC (Exhibit 10.5, Form 8-K filed October 20, 2014, File No. 1-36684).

10.7*	Dominion Midstream Partners, LP 2014 Long-Term Incentive Plan (Exhibit 10.6, Form 8-K filed October 20, 2014, File No. 1-36684).

10.8†	Terminal Expansion Agreement Cove Point between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated September 1, 2006 (Exhibit 10.6, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.9†	Amendment to the Terminal Expansion Agreement between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated December 14, 2007 (Exhibit 10.7, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.10†	Acknowledgement and Amendment to the Precedent Agreement for Firm LNG Tanker Discharging Service (Expansion Project) and to the Terminal Expansion Agreement Cove Point between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated April 2009 (Exhibit 10.8, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.11	Amendment to the Terminal Expansion Agreement Cove Point between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated September 22, 2009 (Exhibit 10.9, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.12†	Agreement and Amendment to the Terminal Expansion Agreement between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated January 26, 2011 (Exhibit 10.10, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.13	Agreement and Amendment to the Terminal Expansion Agreement between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated April, 2012 (Exhibit 10.11, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.14†	Early Termination Letter Agreement between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated March 15, 2013 (Exhibit 10.12, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.15*	Non-employee directors’ annual compensation for Dominion Midstream GP, LLC (filed herewith).

Exhibit Number	Description

21	Subsidiaries of Dominion Midstream Partners, LP (filed herewith).

23	Consent of Deloitte & Touche LLP (filed herewith).

31.a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.b	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial statements from Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 27, 2015, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Equity and Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

*	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted for certain portions of this exhibit pursuant to a confidential treatment order granted by the Securities and Exchange Commission. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

