Form 10-Q
period 2015-03-31
Dominion Midstream Partners, LP
filed 2015-05-05
CIK 1603286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number	Exact name of registrants as specified in their charters, address of principal executive offices and registrants’ telephone number	I.R.S. Employer Identification Number
001-36684	Dominion Midstream Partners, LP 120 Tredegar Street Richmond, Virginia 23219 (804) 819-2000	46-5135781

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

The registrant had 37,092,305 common units and 31,972,789 subordinated units outstanding as of April 30, 2015.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Cove Point,” “the Predecessor,” “our predecessor,” and “we,” “our,” “us,” “our partnership” or like terms when used in a historical context (periods prior to October 20, 2014), refer to Dominion Cove Point LNG, LP as our predecessor for accounting purposes, and when used in the present tense or prospectively (periods beginning October 20, 2014), “Dominion Midstream,” “we,” “our,” “us” or like terms refer to Dominion Midstream Partners, LP and its wholly-owned subsidiaries, Cove Point GP Holding Company, LLC and Dominion Carolina Gas Transmission, LLC (effective April 1, 2015).

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition
2005 Agreement	An agreement effective March 1, 2005, in which Cove Point entered into a new agreement with the Sierra Club and the Maryland Conservation Council, Inc.

Additional Return Distributions	The additional cash distribution equal to 3.0% of Cove Point’s Modified Net Operating Income in excess of $600 million distributed each year

Adjusted EBITDA	EBITDA after adjustment for a noncontrolling interest in Cove Point held by Dominion subsequent to the Offering

AFUDC	Allowance for funds used during construction

Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion, Duke Energy Corporation, Piedmont Natural Gas Company, Inc. and AGL Resources Inc.

Bcfe	Billion cubic feet equivalent

Blue Racer	Blue Racer Midstream, LLC, a joint venture between Dominion and Caiman Energy II, LLC

CAA	Clean Air Act

CEO	Chief Executive Officer

CFO	Chief Financial Officer

Conflicts Committee	Conflicts Committee of the Board of Directors of Dominion Midstream GP, LLC

Cove Point	Dominion Cove Point LNG, LP

Cove Point Facilities	Collectively the Liquefaction Project, Cove Point LNG Facility and Cove Point Pipeline

Cove Point Holdings	Cove Point GP Holding Company, LLC

Cove Point LNG Facility	An LNG import/regasification and storage facility located on the Chesapeake Bay in Lusby, Maryland owned by Cove Point

Cove Point Pipeline	An approximately 136-mile natural gas pipeline owned by Cove Point that connects the Cove Point LNG Facility to interstate natural gas pipelines

CPCN	Certificate of Public Convenience and Necessity

CWA	Clean Water Act

D.C.	District of Columbia

DCGT	Dominion Carolina Gas Transmission, LLC (successor by statutory conversion to and formerly known as Carolina Gas Transmission Corporation)

DCGT Interests	Membership interests held by Dominion Midstream in DCGT

DCPI	Dominion Cove Point, Inc.

DOE	Department of Energy

Dominion	The legal entity, Dominion Resources, Inc., one or more of its consolidated subsidiaries (other than Dominion Midstream GP, LLC and its subsidiaries) or operating segments or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries

Dominion Midstream	The legal entity, Dominion Midstream Partners, LP, its consolidated subsidiaries, Cove Point Holdings and DCGT (effective April 1, 2015), or the entirety of Dominion Midstream Partners, LP and its consolidated subsidiaries

DRS	Dominion Resources Services, Inc.

Dth	Dekatherm

EBITDA	Earnings before interest and associated charges, income tax expense, depreciation and amortization

Edgemoor Project	DCGT project to provide firm transportation service from an existing interconnect with Transcontinental Gas Pipe Line Company, LLC in Cherokee County, South Carolina to customers in Calhoun and Lexington Counties, South Carolina.

EPA	Environmental Protection Agency

Export Customers	ST Cove Point, LLC, a joint venture of Sumitomo Corporation and Tokyo Gas Co., Ltd., and GAIL Global (USA) LNG LLC

FERC	Federal Energy Regulatory Commission

FERC Order	FERC order issued on September 29, 2014 that granted authorization for Cove Point to construct, modify and operate the Liquefaction Project, subject to conditions, and also granted authorization to enhance the Cove Point Pipeline

GAAP	U.S. generally accepted accounting principles

GHG	Greenhouse gas

IDR	Incentive distribution right

Abbreviation or Acronym	Definition
Import Shippers	The three LNG import shippers consisting of BP Energy Company, Shell NA LNG, Inc. and Statoil Natural Gas, LLC

IRA	Individual retirement account

IRC	Internal Revenue Code

IRS	Internal Revenue Service

Liquefaction Project	A natural gas export/liquefaction facility currently under construction by Cove Point

LNG	Liquefied natural gas

Maryland Commission	Public Service Commission of Maryland

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MLP	Master limited partnership, equivalent to publicly traded partnership

Modified Net Operating Income	Cove Point’s Net Operating Income plus any interest expense included in the computation of Net Operating Income

Net Operating Income	Cove Point’s gross revenues from operations minus its interest expense and operating expenses, but excluding depreciation and amortization, as determined for U.S. federal income tax purposes

NGA	Natural Gas Act of 1938, as amended

Non-FTA Authorization	Authorization from the DOE for the export of up to 0.77 Bcfe/day of natural gas to countries that do not have an FTA for trade in natural gas

NYSE	New York Stock Exchange

Offering	The initial public offering of common units of Dominion Midstream

Pipeline Safety Act	The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011

Preferred Equity Interest	A perpetual, non-convertible preferred equity interest in Cove Point entitled to the Preferred Return Distributions and the Additional Return Distributions

Preferred Return Distributions	The first $50.0 million of annual cash distributions made by Cove Point

RCRA	Resource Conservation and Recovery Act as amended

SEC	Securities and Exchange Commission

Statoil	Statoil Natural Gas, LLC

Storage Customers	The four local distribution companies that receive firm peaking services from Cove Point, consisting of: Atlanta Gas Light Company, Public Service Company of North Carolina, Incorporated, Virginia Natural Gas, Inc. and Washington Gas Light Company

U.S.	United States of America

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2015	2014 (Predecessor)
(millions, except per unit data)
Operating Revenue(1)	$67.2	$68.9

Operating Expenses
Purchased gas(1)	3.9	5.3
Other operations and maintenance:
Affiliated suppliers	2.3	2.0
Other	6.2	8.4
Depreciation and amortization	9.3	7.8
Other taxes	5.1	5.6

Total operating expenses	26.8	29.1

Income from operations	40.4	39.8
Other income	0.1	—

Income from operations including noncontrolling interest before income taxes	40.5	39.8
Income tax expense	—	15.2

Net Income including noncontrolling interest	$40.5	$24.6

Less: Net income attributable to noncontrolling interest	28.7

Net income attributable to limited partners	$11.8

Net income attributable to partners’ ownership interest
Common unitholders’ interest in net income	$5.9
Subordinated unitholder’s interest in net income	5.9
Net income per unit (basic and diluted)
Common units	$0.19
Subordinated units	$0.19

(1)	See Note 10 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

DOMINION MIDSTREAM PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2015	December 31, 2014
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$38.8	$175.4
Customer receivables	22.7	19.9
Affiliated receivables	6.1	6.1
Prepayments	5.9	9.5
Materials and supplies	9.0	8.7
Regulatory assets	3.2	1.7
Other	2.9	4.7

Total current assets	88.6	226.0

Property, Plant and Equipment
Property, plant and equipment	2,471.3	2,203.1
Accumulated depreciation and amortization	(230.8)	(231.2)

Total property, plant and equipment, net	2,240.5	1,971.9

Deferred Charges and Other Assets
Goodwill	45.9	45.9
Intangible assets, net	12.1	12.1
Regulatory assets	2.6	2.5

Total deferred charges and other assets	60.6	60.5

Total assets	$2,389.7	$2,258.4

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

DOMINION MIDSTREAM PARTNERS, LP

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

	March 31, 2015	December 31, 2014
(millions)
LIABILITIES AND EQUITY AND PARTNERS’ CAPITAL
Current Liabilities
Accounts payable	$103.3	$3.3
Payables to affiliates	2.5	2.5
Accrued payroll and taxes	1.1	1.5
Regulatory liabilities	0.2	3.6
Deferred revenue	0.7	3.9
Natural gas imbalances(1)	5.9	2.7
CPCN obligation	7.9	7.9
Other	8.8	6.4

Total current liabilities	130.4	31.8

Deferred Credits and Other Liabilities
Pension and other postretirement benefit liabilities(1)	4.6	4.4
Regulatory liabilities	34.6	33.5
CPCN obligation	36.2	36.2
Other	1.5	1.7

Total deferred credits and other liabilities	76.9	75.8

Total liabilities	207.3	107.6

Commitments and Contingencies (see Note 8)
Equity and Partners’ Capital
Common unitholders - public (20,132,377 units issued and outstanding)	396.3	395.4
Common unitholder - Dominion (11,847,789 units issued and outstanding)	214.2	213.7
Subordinated unitholder - Dominion (31,972,789 units issued and outstanding)	467.7	466.2
General Partner interest - Dominion (non-economic interest)	—	—

Total Dominion Midstream Partners, LP partners’ capital	1,078.2	1,075.3

Noncontrolling interest	1,104.2	1,075.5

Total equity and partners’ capital	2,182.4	2,150.8

Total liabilities and equity and partners’ capital	$2,389.7	$2,258.4

(1)	See Note 10 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

DOMINION MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS’ CAPITAL

(Unaudited)

	Partnership
	Common Unitholders Public	Common Unitholder Dominion	Subordinated Unitholder Dominion	General Partner Dominion (non- economic interest)	Total Dominion Midstream Partners, LP Partners’ Equity and Capital	Noncontrolling interest	Total Equity and Partners’ Capital
(millions)
December 31, 2014	$395.4	$213.7	$466.2	$—	$1,075.3	$1,075.5	$2,150.8

Net income including noncontrolling interest	3.7	2.2	5.9	—	11.8	28.7	40.5
Distributions	(2.8)	(1.7)	(4.4)	—	(8.9)	—	(8.9)

March 31, 2015	$396.3	$214.2	$467.7	$—	$1,078.2	$1,104.2	$2,182.4

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

DOMINION MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2015	2014 (Predecessor)
(millions)
Operating Activities
Net income including noncontrolling interest	$40.5	$24.6
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	9.3	7.8
Deferred income taxes	—	5.1
Changes in:
Customer receivables	(2.8)	—
Affiliated receivables	—	(0.8)
Prepayments	3.6	2.9
Accounts payable	(0.5)	(0.7)
Payables to affiliates	—	2.5
Accrued payroll and taxes	(0.4)	10.9
Other operating assets and liabilities	(3.4)	(3.3)

Net cash provided by operating activities	46.3	49.0

Investing Activities
Plant construction and other property additions	(173.7)	(76.2)
Other	(0.3)	(0.1)

Net cash used in investing activities	(174.0)	(76.3)

Financing Activities
Contributions from Dominion	—	16.1
Distributions to common unitholders - public	(2.8)	—
Distribution to common unitholder - Dominion	(1.7)	—
Distribution to subordinated unitholder - Dominion	(4.4)	—

Net cash provided by (used in) financing activities	(8.9)	16.1

Decrease in cash and cash equivalents	(136.6)	(11.2)
Cash and cash equivalents at beginning of period	175.4	11.2

Cash and cash equivalents at end of period	$38.8	$—

Supplemental Cash Flow Information
Cash received for income taxes	$—	$0.5
Significant noncash investing and financing activities:
Accrued capital expenditures	103.2	5.5
Equity contribution from Dominion to relieve payables to affiliates	—	20.0

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

For the periods prior to the closing of the Offering on October 20, 2014, the financial statements included in this Quarterly Report on Form 10-Q were derived from the financial statements and accounting records of Cove Point as our predecessor. The financial statements were prepared using Dominion’s historical basis in the assets and liabilities of Cove Point and include all revenues, costs, assets and liabilities attributed to Cove Point. For the period subsequent to the closing of the Offering, the Consolidated Financial Statements represent the consolidated results of operations, financial position and cash flows of Dominion Midstream.

The financial statements for all periods presented include costs for certain general, administrative and corporate expenses assigned by DRS to Dominion Midstream and Cove Point on the basis of direct and allocated methods in accordance with Dominion Midstream’s and Cove Point’s services agreements with DRS. Where costs incurred cannot be determined by specific identification, the costs are allocated based on the proportional level of effort devoted by DRS resources that is attributable to the entities, determined by reference to number of employees, salaries and wages and other similar measures for the relevant DRS department. Management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses are reasonable. Nevertheless, the Consolidated Financial Statements prior to the Offering may not include all of the actual expenses that would have been incurred had we been a stand-alone publicly traded partnership during the periods presented, and may not reflect our actual results of operations, financial position and cash flows had we been a stand-alone publicly traded partnership during the periods prior to the Offering.

Note 2. Acquisition

DCGT

On April 1, 2015, Dominion Midstream entered into a Purchase, Sale and Contribution Agreement with Dominion pursuant to which Dominion Midstream purchased from Dominion all of the issued and outstanding membership interests of DCGT in exchange for total consideration of approximately $495.3 million, subject to working capital adjustments. Total consideration to Dominion consisted of the issuance of a two-year $295.3 million senior unsecured promissory note payable to Dominion at an annual interest rate of 0.6%, and 5,112,139 common units, valued at $200.0 million, representing limited partner interests in Dominion Midstream, to Dominion. The amount of the promissory note is subject to change to correspond with any working capital adjustments. The number of units was based on the volume weighted average trading price of Dominion Midstream’s common units for the 10 trading days prior to April 1, 2015, or $39.12 per unit. DCGT owns and operates nearly 1,500 miles of FERC-regulated interstate natural gas pipeline in South Carolina and southeastern Georgia. This acquisition supports the expansion of Dominion Midstream’s portfolio of natural gas terminaling, processing, storage, transportation and related assets.

The sale of DCGT from Dominion to Dominion Midstream is considered to be a reorganization of entities under common control. As a result, Dominion Midstream’s basis will be equal to Dominion’s cost basis in the assets and liabilities of DCGT. Subsequent to the transaction, Dominion Midstream owns 100% of the membership interests in DCGT and will therefore consolidate DCGT.

In connection with Dominion Midstream’s acquisition of DCGT, Dominion Midstream entered into a registration rights agreement with Dominion pursuant to which Dominion Midstream must register the 5,112,139 common units issued to Dominion at its request, subject to certain terms and conditions.

In connection with Dominion’s acquisition of DCGT on January 31, 2015, Dominion agreed to a rate moratorium which precludes DCGT from filing a Section 4 NGA general rate case to establish base rates that would be effective prior to January 1, 2018. In addition, DCGT entered into the following agreements with certain Dominion subsidiaries:

•	DCGT entered into a services agreement with DRS. DRS provides administrative, management and other services to Dominion and its subsidiaries as a subsidiary service company.

•	DCGT entered into a services agreement with Dominion Payroll Company, Inc. Dominion Payroll Company, Inc. provides human resources and operations services to Dominion and its subsidiaries as a subsidiary service company.

Note 3. Significant Accounting Policies

As permitted by the rules and regulations of the SEC, Dominion Midstream’s accompanying unaudited Consolidated Financial Statements exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014.

In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly Dominion Midstream’s financial position as of March 31, 2015, and its results of operations, cash flows and changes in equity for the three months ended March 31, 2015 and 2014. Such adjustments are normal and recurring in nature unless otherwise noted.

Dominion Midstream makes certain estimates and assumptions in preparing its Consolidated Financial Statements in accordance with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from those estimates.

The results of operations for interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, purchased gas expenses and other factors.

Note 4. Net Income Per Unit

Net income per unit applicable to common and subordinated units is computed by dividing the respective limited partners’ interest in net income attributable to Dominion Midstream, after deducting any incentive distributions, by the weighted average number of common units and subordinated units outstanding. Because Dominion Midstream has more than one class of participating securities, the two-class method is used when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units, subordinated units, and IDRs.

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

Net income per unit is only calculated for the periods subsequent to the Offering as no units were outstanding prior to October 20, 2014. Diluted net income per unit is the same as basic net income per unit as there were no potentially dilutive common or subordinated units outstanding as of March 31, 2015.

The calculation of earnings per unit is as follows:

Three Months Ended March 31,	2015
(millions)
Net income attributable to limited partners	$11.8
Less distributions declared on(1):
Incentive distribution holder rights(2)	—
Common unitholders	5.6
Subordinated unitholder	5.6

Total distributions declared	11.2

Undistributed earnings	$0.6

(1)	On April 22, 2015, the Board of Directors of our general partner declared a quarterly cash distribution of $0.1750 per unit, totaling $12.1 million, for the three month period ending March 31, 2015. This distribution will be paid on May 15, 2015 to unitholders of record on May 5, 2015. The amount of distributions declared shown above is based on the units outstanding at March 31, 2015, and therefore excludes $0.9 million of distributions that will be paid on 5,112,139 common units issued to Dominion on April 1, 2015, in connection with the acquisition of DCGT. See Note 2 for further information.
(2)	Dominion is a non-economic general partner that holds all of the IDRs.

Basic and diluted net income per unit
	Common Units	Subordinated Units	Total
(millions, except for weighted average units and per unit data)
Distributions declared	$5.6	$5.6	$11.2
Undistributed earnings	0.3	0.3	0.6

Net income attributable to limited partners	$5.9	$5.9	$11.8

Weighted average units outstanding	31,980,110	31,972,789	63,952,899

Net income per unit	$0.19	$0.19	$0.19

Note 5. Operating Revenue

Dominion Midstream’s operating revenue consists of the following:

	Three Months Ended March 31,
	2015	2014
(millions)
Gas transportation and storage	$63.9	$65.6
Other	3.3	3.3

Total operating revenue	$67.2	$68.9

Note 6. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	March 31, 2015	December 31, 2014
(millions)
Regulatory assets:
Unrecovered gas costs(1)	$3.0	$1.5
Other	0.2	0.2

Regulatory assets-current	3.2	1.7

Income taxes recoverable through future rates(2)	2.6	2.5

Regulatory assets-non-current	2.6	2.5

Total regulatory assets	$5.8	$4.2

Regulatory liabilities:
Overrecovered gas costs(1)	$—	$0.5
LNG cargo obligations(3)	—	3.0
Other	0.2	0.1

Regulatory liabilities-current	0.2	3.6

Provision for future cost of removal(4)	33.9	33.0
Other	0.7	0.5

Regulatory liabilities-non-current	34.6	33.5

Total regulatory liabilities	$34.8	$37.1

(1)	Reflects unrecovered/overrecovered gas costs at Cove Point, which are subject to annual filings with the FERC.
(2)	Amounts to be recovered through future rates to pay income taxes that become payable by unitholders when rate revenue is provided to recover AFUDC-equity when such amounts are recovered through book depreciation.
(3)	Reflects obligations to the Import Shippers for LNG cargo received. See Note 9 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014 for further information.
(4)	Rates charged to customers by Cove Point include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.

At March 31, 2015, approximately $3.2 million of regulatory assets represented past expenditures on which Cove Point does not currently earn a return. These expenditures are expected to be recovered within one year.

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

There have been no significant developments regarding the regulatory matters disclosed in Note 9 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Surety Bonds

At March 31, 2015, Cove Point had purchased $10.8 million of surety bonds. Under the terms of surety bonds, Cove Point is obligated to indemnify the respective surety bond company for any amounts paid.

Note 9. Credit Risk

Credit risk is the risk of financial loss if counterparties fail to perform their contractual obligations. In order to minimize overall credit risk, credit policies are maintained, including the evaluation of counterparty financial condition. In addition, counterparties may make available collateral, including letters of credit, payment guarantees, or cash deposits.

Cove Point provides service to approximately twenty customers, including the Storage Customers, marketers or end users and the Import Shippers. The three largest customers comprised approximately 94% of the total transportation and storage revenues for each of the three months ended March 31, 2015 and 2014, with Cove Point’s largest customer representing approximately 73% of such amounts in each period. Cove Point has not experienced any credit losses in connection with its trade receivables. The majority of services are provided under long-term contracts at FERC-approved rates.

Note 10. Related-Party Transactions

Dominion Midstream engages in related-party transactions primarily with other Dominion subsidiaries (affiliates). Dominion Midstream’s receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. Cove Point participates in certain Dominion benefit plans as described in Note 10 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014. At March 31, 2015 and December 31, 2014, amounts due to Dominion associated with these benefit plans were $4.6 million and $4.4 million, respectively, recorded in pension and other postretirement benefit liabilities in the Consolidated Balance Sheets. Dominion Midstream’s acquisition of DCGT from Dominion and the related agreements entered into at that time are described in Note 2. A discussion of the significant related party transactions follows.

Transactions with Affiliates

In connection with the Offering, our general partner entered into a services agreement with DRS. DRS provides administrative, management and other services to Dominion and its subsidiaries as a subsidiary service company. From time to time and at the option of our general partner, our general partner will request that DRS provide, and reimburse DRS for the cost of providing, such administrative, management and other services as it deems necessary or appropriate for our operations. We will reimburse our general partner and its affiliates for the associated costs of obtaining these services.

In addition, Cove Point provides transportation services to affiliates and affiliates provide goods and services to Cove Point. The affiliated transactions are presented below:

	Three Months Ended March 31,
	2015	2014
(millions)
Sales of natural gas transportation services to affiliates	$0.7	$0.8
Purchased gas from affiliates	0.2	0.2
Services provided by DRS(1)(2)	3.3	3.3
Goods and services provided by affiliates to Cove Point(1)	1.0	0.7

(1)	Includes $2.0 million of capitalized expenditures for each of the three months in 2015 and 2014.
(2)	Dominion Midstream determined that neither it nor Cove Point is the most closely associated entity with DRS, an affiliated variable interest entity, and therefore neither is the primary beneficiary. DRS provides accounting, legal, finance and certain administrative and technical services to all Dominion subsidiaries, including Dominion Midstream and Cove Point. Neither Dominion Midstream nor Cove Point has an obligation to absorb more than its allocated share of DRS costs.

Advance from Affiliate

An outstanding advance of $20.0 million previously received by Cove Point from an affiliate was converted to an equity contribution in March 2014.

Dominion Credit Facility

In connection with the Offering, Dominion Midstream entered into a credit facility with Dominion with a borrowing capacity of $300 million. The facility was undrawn at March 31, 2015. A summary of certain key terms of the credit facility with Dominion is included in Note 14 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014.

Income Taxes

Prior to the Offering, Cove Point participated in Dominion’s intercompany tax sharing agreement as described in Note 15 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014. Cove Point’s participation in this tax sharing agreement was terminated in 2014 in connection with the Offering.

At the time of the Offering, Cove Point settled net income taxes payable and deferred income taxes to Dominion of $147.9 million through equity contributions from Dominion. Prior to the Offering, Cove Point settled net income taxes payable to Dominion of $1.2 million through equity contributions from Dominion during the year ended December 31, 2014.

Natural Gas Imbalances

Cove Point maintains natural gas imbalances with affiliates. The imbalances with affiliates are provided below:

	March 31, 2015	December 31, 2014
(millions)
Imbalances payable to affiliates	$5.8	$2.5

Right of First Offer

In connection with the Offering, we entered into a right of first offer agreement with Dominion as described in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to this agreement.

Contributions from Dominion

In April 2015, Dominion contributed $205.2 million to Cove Point to fund capital expenditures related to the Liquefaction Project.

Note 11. Income Taxes

Dominion Midstream is organized as an MLP, a pass-through entity for U.S. federal and state income tax purposes. Each unitholder is responsible for taking into account the unitholder’s respective share of Dominion Midstream’s items of taxable income, gain, loss and deduction in the preparation of income tax returns. Upon the closing of the Offering, Cove Point became a pass-through entity for U.S. federal and state income tax purposes. Accordingly, for the quarter ended March 31, 2015, Dominion Midstream’s Consolidated Financial Statements do not include income taxes.

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

For the three months ended March 31, 2014, the statutory U.S. federal income tax rate reconciles to the effective income tax rate as follows:

Three Months Ended March 31,	2014
U.S. statutory rate	35.0%
Increases resulting from:
State taxes, net of federal benefit	3.2

Effective tax rate	38.2%

See Note 15 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional information.

Note 12. Operating Segment

Dominion Midstream is organized primarily on the basis of products and services sold in the U.S. Dominion Energy, Dominion Midstream’s operating segment, consists of natural gas transportation, storage and regasification services.

Dominion Midstream also reports a Corporate and Other segment. The Corporate and Other segment primarily includes specific items attributable to Dominion Midstream’s operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance. There were no such items in the three months ended March 31, 2015 and 2014.

The following table presents segment information pertaining to Dominion Midstream’s operations:

	Dominion Energy	Corporate and Other	Total
(millions)
Three Months Ended March 31, 2015
Operating revenue	$67.2	$—	$67.2
Net income including noncontrolling interest	40.5	—	40.5
Net income attributable to limited partners	11.8	—	11.8
Three Months Ended March 31, 2014
Operating revenue	$68.9	$—	$68.9
Net income including noncontrolling interest	24.6	—	24.6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MD&A discusses our results of operations and general financial condition. MD&A should be read in conjunction with the Consolidated Financial Statements.

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

We make forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to differ materially from predicted results. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other factors may cause actual results to differ materially from those indicated in any forward-looking statement. These factors include but are not limited to:

•	Unusual weather conditions and their effect on energy sales to customers and energy commodity prices;

•	Extreme weather events and other natural disasters, including, but not limited to, hurricanes, high winds, severe storms, earthquakes, flooding and changes in water availability that can cause outages and property damage to facilities;

•	Federal, state and local legislative and regulatory developments, including changes in federal and state tax laws and regulations;

•	Changes to federal, state and local environmental laws and regulations, including those related to climate change, the tightening of emission or discharge limits for GHGs and other emissions, more extensive permitting requirements and the regulation of additional substances;

•	The cost of environmental compliance, including those costs related to climate change;

•	Changes in enforcement practices of regulators relating to environmental and safety standards and litigation exposure for remedial activities;

•	Changes in regulator implementation of environmental and safety standards and litigation exposure for remedial activities;

•	Difficulty in anticipating mitigation requirements associated with environmental and other regulatory approvals;

•	Fluctuations in energy-related commodity prices and the effect these could have on our earnings, liquidity position and the underlying value of our assets;

•	Counterparty credit and performance risk;

•	Employee workforce factors;

•	Risks of operating businesses in regulated industries that are subject to changing regulatory structures;

•	The ability to negotiate and consummate acquisitions from Dominion and third parties and the impacts of such acquisitions;

•	Receipt of approvals for, and timing of, closing dates for acquisitions;

•	The timing and execution of our growth strategy;

•	Political and economic conditions, including inflation and deflation;

•	Domestic terrorism and other threats to our physical and intangible assets, as well as threats to cybersecurity;

•	The timing and receipt of regulatory approvals necessary for planned construction or any future expansion projects, including the overall development of the Liquefaction Project, and compliance with conditions associated with such regulatory approvals;

•	Changes in demand for our services, including industrial, commercial and residential growth or decline in our service areas, changes in supplies of natural gas delivered to DCGT’s pipeline and processing systems, failure to maintain or replace customer contracts on favorable terms, changes in customer growth or usage patterns, including as a result of energy conservation programs and the availability of energy efficient devices;

•	Additional competition in industries in which we operate;

•	Changes to regulated gas transportation and storage rates collected by DCGT;

•	Changes in operating, maintenance and construction costs;

•	Adverse outcomes in litigation matters or regulatory proceedings;

•	The impact of operational hazards, including adverse developments with respect to pipeline safety or integrity, and other catastrophic events;

•	The inability to complete planned construction, conversion or expansion projects, including the Liquefaction Project, at all, or with the outcomes or within the terms and time frames initially anticipated;

•	Contractual arrangements to be entered into with or performed by our customers substantially in the future, including any revenues anticipated thereunder and any possibility of termination and inability to replace such contractual arrangements;

•	Capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;

•	Fluctuations in interest rates and increases in our level of indebtedness;

•	Changes in availability and cost of capital;

•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies; and

•	Conflicts of interest with Dominion and its affiliates.

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Part II, Item 1A. Risk Factors.

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

EBITDA, Adjusted EBITDA and Distributable Cash Flow

EBITDA represents net income including noncontrolling interest before interest and related charges, income tax and depreciation and amortization. Adjusted EBITDA represents EBITDA after adjustment for a noncontrolling interest in Cove Point held by Dominion subsequent to the Offering. Distributable cash flow is defined as EBITDA adjusted for known timing differences between cash and income, less maintenance capital expenditures, plus cash attributable to the noncontrolling interest used to fund maintenance capital expenditures, and less cash attributable to the noncontrolling interest in Cove Point held by Dominion subsequent to the Offering. During the first quarter of 2015, all of the remaining net proceeds from the Offering were used to fund capital expenditures. As a result, the reconciliation of distributable cash flow no longer includes adjustments for expansion capital expenditures or the use of net proceeds from the Offering.

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

Factors Impacting Comparability of Our Financial Results

As of March 31, 2015, there have been no significant changes with regard to the factors impacting comparability of our financial results as disclosed in MD&A in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014. The factors disclosed included import contracts, the Liquefaction Project, income taxes and general and administrative expenses.

On April 1, 2015, Dominion Midstream entered into a Purchase, Sale and Contribution Agreement with Dominion pursuant to which Dominion Midstream purchased from Dominion all of the issued and outstanding membership interests of DCGT in exchange for total consideration of approximately $495.3 million, subject to working capital adjustments, as further described in Note 2. The sale of DCGT from Dominion to Dominion Midstream is considered to be a reorganization of entities under common control. As a result, Dominion Midstream’s basis will be equal to Dominion’s cost basis in the assets and liabilities of DCGT. Subsequent to the transaction, Dominion Midstream owns 100% of the membership interests in DCGT and will therefore consolidate DCGT.

Accounting Matters

Critical Accounting Policies and Estimates

As of March 31, 2015, there have been no significant changes to the critical accounting policies and estimates disclosed in MD&A in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014. The policies disclosed included the accounting for regulated operations, use of estimates in goodwill impairment testing, and use of estimates in long-lived asset impairment testing.

Results of Operations

Presented below are selected amounts related to Dominion Midstream’s results of operations:

	First Quarter
	2015	2014	$ Change
(millions)
Operating revenue	$67.2	$68.9	$(1.7)
Purchased gas	3.9	5.3	(1.4)

Net revenue	63.3	63.6	(0.3)

Other operations and maintenance	8.5	10.4	(1.9)
Depreciation and amortization	9.3	7.8	1.5
Other taxes	5.1	5.6	(0.5)
Other income	0.1	—	0.1
Income tax expense	—	15.2	(15.2)

Net income including noncontrolling interest	$40.5	$24.6	$15.9

Less: Net income attributable to noncontrolling interest	28.7

Net income attributable to Dominion Midstream	$11.8

EBITDA	$49.8	$47.6	$2.2

Adjusted EBITDA	$11.8

Distributable cash flow	$11.9

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measure for each year. The Adjusted EBITDA measure is not applicable to the period ending March 31, 2014.

	First Quarter
	2015	2014
(millions)
Adjustments to reconcile net income including noncontrolling interest to EBITDA and Adjusted EBITDA:
Net income including noncontrolling interest	$40.5	$24.6
Add:
Depreciation and amortization	9.3	7.8
Income tax expense	—	15.2

EBITDA	$49.8	$47.6

EBITDA attributable to noncontrolling interest	38.0

Adjusted EBITDA	$11.8

The following table presents a reconciliation of distributable cash flow to the most directly comparable GAAP financial measure for the period ending March 31, 2015. This measure is not applicable to the period ending March 31, 2014.

Three Months Ended March 31,	2015
(millions)
Adjustments to reconcile net cash provided by operating activities to distributable cash flow attributable to Dominion Midstream:
Net cash provided by operating activities	$46.3
Add:
Changes in working capital	3.5

EBITDA	49.8

Adjustments to cash:
Plus: Other taxes(1)	3.7
Less: Renegotiated contract payments(2)	(3.2)
Less: Maintenance capital expenditures(3)	(4.7)
Plus: Cash attributable to noncontrolling interest used to fund maintenance capital expenditures(4)	4.7
Plus: Non-cash director compensation	0.1

Cash available to Dominion Midstream and noncontrolling interest	50.4

Cash attributable to noncontrolling interest(5)	38.5

Distributable cash flow	$11.9

(1)	Adjustment to reflect the timing difference between cash paid for property taxes and the amount recognized into expense.
(2)	Cove Point renegotiated certain import-related contracts that resulted, and will result, in annual payments in the years 2013 through 2017 totaling approximately $50.0 million. This is to adjust for the difference between cash received and revenue recognized.
(3)	Reflects maintenance capital expenditures on the Cove Point LNG Facility and Cove Point Pipeline to maintain Cove Point’s long-term operating capacity and operating income. Dominion has indicated that it intends to provide the funding necessary for the maintenance capital expenditures for the existing Cove Point LNG Facility and Cove Point Pipeline but is under no obligation to do so.
(4)	Reflects the use of Cove Point’s cash from operations in excess of the Preferred Return Distributions, contributions received from Dominion or the remaining net proceeds from the Offering to fund maintenance capital expenditures.
(5)	The Preferred Equity Interest is a perpetual, non-convertible preferred equity interest entitled to the Preferred Return Distributions. Any excess in cash available over the $50.0 million is attributable to the noncontrolling interest held by Dominion but not available for distribution until the distribution reserve has been fully funded.

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

An analysis of Dominion Midstream’s results of operations follows:

First Quarter 2015 vs. 2014

Other operations and maintenance decreased 18%, primarily due to a decrease of stakeholder outreach expenditures associated with the Liquefaction Project.

Depreciation and amortization increased 19%, primarily as a result of accelerated depreciation from 2015 asset retirements associated with the Liquefaction Project.

Income tax expense decreased $15.2 million as a result of Dominion Midstream’s treatment as a pass-through entity for federal and state income tax purposes effective October 20, 2014.

Segment Results of Operations

Presented below is a summary of contributions by Dominion Midstream’s operating segment to net income including noncontrolling interest:

First Quarter	2015	2014	$ Change
(millions)
Dominion Energy	$40.5	$24.6	$15.9
Corporate and Other	—	—	—

Consolidated	$40.5	$24.6	$15.9

Dominion Energy

The following table summarizes, on an after-tax basis, the key factors impacting Dominion Energy’s contribution to net income including noncontrolling interest. Subsequent to October 20, 2014, Dominion Midstream, as a pass-through entity, is generally not subject to income taxes.

First Quarter 2015 vs. 2014 Increase/(Decrease)
(millions)
Stakeholder outreach expenses for the Liquefaction Project	$2.1
Accelerated depreciation	(0.9)
Absence of income taxes subsequent to the Offering	15.2
Other	(0.5)

Change in net income contribution	$15.9

Corporate and Other

Corporate and Other includes specific items attributable to Dominion Midstream’s operating segment that are not included in profit measures evaluated by executive management in assessing segment performance or in allocating resources among the segments. There were no such items in the three month periods ended March 31, 2015 and March 31, 2014.

Liquidity and Capital Resources

Overview

Dominion Midstream’s ongoing principal sources of liquidity may include distributions received from Cove Point from our Preferred Equity Interest, borrowings under our credit facility with Dominion, and issuances of debt and equity securities. We believe that cash from these sources will be sufficient to pay distributions while continuing to meet our short-term working capital requirements and our long-term capital expenditure requirements. We expect to have sufficient distributable cash flow to pay the minimum quarterly distribution of $0.1750 per common unit and subordinated unit, which equates to $12.1 million per quarter, or $48.3 million per year in the aggregate, based on the number of common units and subordinated units outstanding at April 1, 2015. However, we do not have a legal or contractual obligation to pay distributions quarterly or on any other basis or at the minimum quarterly distribution rate or at any other rate, and there is no guarantee that we will pay distributions to our unitholders in any quarter.

Outstanding Indebtedness

In connection with the Offering, Dominion Midstream entered into a $300 million credit facility with Dominion, allowing it to competitively pursue acquisitions and future organic growth opportunities or to otherwise meet its financial needs.

Dominion Midstream has no borrowings or letters of credit outstanding under the credit facility or any other indebtedness at March 31, 2015.

On April 1, 2015, in connection with Dominion Midstream’s acquisition of DCGT from Dominion, Dominion Midstream issued a two-year, $295.3 million senior unsecured promissory note payable to Dominion at an annual interest rate of 0.6%. The amount of the promissory note is subject to change to correspond with any working capital adjustments.

Capital Requirements

Capital Spending

The total costs of developing the Liquefaction Project are estimated to be $3.4 billion to $3.8 billion, excluding financing costs. Through March 31, 2015, Cove Point incurred $1.2 billion of development and construction costs associated with the Liquefaction Project. We caused Cove Point to use the net proceeds contributed to it from the Offering to fund a portion of development and construction costs associated with the Liquefaction Project. As existing revenue streams and cash from operating activities will be insufficient for Cove Point to complete the Liquefaction Project, Dominion has indicated that it intends to provide the funding necessary for the remaining construction costs and other capital expenditures of Cove Point, but it is under no contractual obligation to do so and has not secured all of the funding necessary to cover these costs, as it intends to finance these costs as they are incurred using its consolidated operating cash flows in addition to proceeds from capital markets transactions. However, Dominion has entered into guarantee arrangements on behalf of Cove Point to facilitate the Liquefaction Project, including guarantees supporting the terminal services and transportation agreements as well as the engineering, procurement and construction contract for the Liquefaction Project. Two of the guarantees have no stated limit, one guarantee has a $150 million limit, and one guarantee has a $1.75 billion aggregate limit with an annual draw limit of $175 million. In the event that Dominion does not satisfy its obligations under these guarantee arrangements or otherwise does not agree to provide the funding necessary for the remaining development costs and other capital expenditures of Cove Point, or is unable to obtain such funding in the amounts required or on terms acceptable to Dominion, Cove Point would require substantial external debt or equity financing to complete the construction of the Liquefaction Project.

Distributions

On January 23, 2015, the Board of Directors of our general partner declared a prorated initial quarterly cash distribution of $0.1389 per unit, totaling $8.9 million, for the period subsequent to the Offering through December 31, 2014. This distribution was paid on February 13, 2015, to unitholders of record on February 3, 2015. The initial quarterly cash distribution was calculated as the minimum quarterly distribution of $0.1750 per unit prorated for the portion of the quarter subsequent to the Offering.

On April 22, 2015, the Board of Directors of our general partner declared a quarterly cash distribution of $0.1750 per unit, totaling $12.1 million, for the three month period ending March 31, 2015. This distribution will be paid on May 15, 2015 to unitholders of record on May 5, 2015.

Cash Flows

A summary of cash flows for the periods indicated is presented below:

	Three Months Ended March 31,
	2015	2014
(millions)
Cash and cash equivalents at beginning of period	$175.4	$11.2
Cash flows provided by (used in):
Operating activities	46.3	49.0
Investing activities	(174.0)	(76.3)
Financing activities	(8.9)	16.1

Net decrease in cash and cash equivalents	(136.6)	(11.2)

Cash and cash equivalents at end of period	$38.8	$—

Operating Cash Flows

In the first three months of 2015, net cash provided by Dominion Midstream’s operating activities decreased by $2.7 million, primarily due to net changes in working capital items, compared to the first three months of 2014.

Investing Cash Flows

In the first three months of 2015, net cash used in Dominion Midstream’s investing activities increased by $97.7 million, primarily due to higher expenditures for the Liquefaction Project, compared to the first three months of 2014.

Financing Cash Flows

In the first three months of 2015, net cash used by Dominion Midstream’s financing activities was $8.9 million compared to net cash provided by financing activities of $16.1 million in the first three months of 2014, primarily due to the absence of capital contributions from Dominion and the payment of quarterly distributions to unitholders.

Customer Concentration

Cove Point provides service to approximately twenty customers, including the Storage Customers, marketers or end users and the Import Shippers. The three largest customers comprised approximately 94% of the total transportation and storage revenues for each of the three months ended March 31, 2015 and 2014. See Note 9 to the Consolidated Financial Statements for additional information.

Contractual Obligations

As of March 31, 2015, there have been no material changes outside the ordinary course of business to Dominion Midstream’s contractual obligations as disclosed in MD&A in the Dominion Midstream Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

Other than the holding of surety bonds as discussed in Note 8 to the Consolidated Financial Statements, Dominion Midstream had no off-balance sheet arrangements at March 31, 2015.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of the Consolidated Financial Statements that may impact Dominion Midstream’s future results of operations, financial condition and/or cash flows. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014.

Environmental Matters

Dominion Midstream is subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note 8 to the Consolidated Financial Statements in this report for additional information on various environmental matters.

Air

The CAA is a comprehensive program utilizing a broad range of regulatory tools to protect and preserve the nation’s air quality. At a minimum, delegated states are required to establish regulatory programs to address all requirements of the CAA. However, states may choose to develop regulatory programs that are more restrictive. Dominion Midstream’s facilities are subject to the CAA’s permitting and other requirements.

In January 2015, the EPA announced plans to reduce methane emissions from the oil and gas sector including natural gas processing and transmission sources as part of its Climate Action Plan. The plan would impose regulations to reduce methane from new sources, including compressor stations, to be proposed in the summer 2015 and finalized in 2016. The EPA will develop control technology guidelines to reduce emissions of volatile organic compounds from existing sources in ozone nonattainment areas and the Northeast Ozone Transport Region (which includes states within which Dominion Midstream operates facilities). The EPA will also consider enhanced reporting and leak detection. The plan will rely on current EPA and industry voluntary reduction efforts, including EPA’s Natural Gas Star program as well as pipeline safety and natural gas infrastructure improvements in coordination with other federal agencies. Until these regulations and guidelines are finalized, we are unable to predict future requirements or estimate compliance costs.

Legal Matters

See Item 3. Legal Proceedings in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014, and Notes 7 and 8 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings in this report for additional information on various legal matters.

Regulatory Matters

See Note 9 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014 and Note 7 to the Consolidated Financial Statements in this report for additional information on various regulatory matters.

In the first quarter of 2013, DCGT executed binding precedent agreements for the $29.7 million Edgemoor Project. The FERC authorized the Edgemoor Project in February 2015, and construction commenced in March 2015. The Edgemoor Project is expected to be placed into service in the first quarter of 2016.

ITEM 3.

QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

The information about market risks for the three months ended March 31, 2015 does not materially differ from that disclosed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Senior management of Dominion Midstream’s general partner, including the general partner’s CEO and CFO, evaluated the effectiveness of Dominion Midstream’s disclosure controls and procedures as of March 31, 2015, the end of the period covered by this report. Based on this evaluation process, the CEO and CFO of Dominion Midstream’s general partner have concluded that Dominion Midstream’s disclosure controls and procedures are effective.

During the quarter ended March 31, 2015, there were no changes in Dominion Midstream’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Dominion Midstream’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time Dominion Midstream, Cove Point and DCGT may be alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed or agreed to by Dominion Midstream, Cove Point or DCGT, as applicable, or permits issued by various local, state or federal agencies for the construction or operation of facilities. Administrative proceedings may also be pending on these matters. In addition, in the ordinary course of business Dominion Midstream, Cove Point and DCGT may be involved in various legal proceedings.

See Notes 9 and 12 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014, which information is incorporated herein by reference, for discussion of various environmental and other regulatory proceedings to which Dominion Midstream is a party.

ITEM 1A. RISK FACTORS

Dominion Midstream’s business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond its control. A number of these factors have been identified below. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in Part I. Item 2. MD&A.

RISKS INHERENT IN OUR ABILITY TO GENERATE STABLE AND GROWING CASH FLOWS

Our only cash generating assets are the Preferred Equity Interest and the DCGT Interests, the distributions on which may not be sufficient following the establishment of cash reserves and payment of costs and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay the minimum quarterly distribution to our unitholders. Our only sources of cash are distributions we receive from (i) Cove Point on the Preferred Equity Interest, which we expect will result in an annual payment to us of $50.0 million and (ii) DCGT on the DCGT Interests, which we expect will, when taken together with the distributions from Cove Point, result in annual payments to us not less than the amount necessary to enable us to pay the minimum quarterly distributions on the common and subordinated units. These sources may not generate sufficient cash from operations following the establishment of cash reserves and payment of costs and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay the minimum quarterly distribution to our unitholders. In order to pay the full amount of our minimum quarterly distribution of $0.1750 per unit, or $0.70 per unit per year, we will be required to have distributable cash flow of approximately $12.1 million per quarter, or $48.3 million per year, based on the number of common and subordinated units outstanding at April 30, 2015. The amount of cash we can distribute on our common and subordinated units is almost entirely dependent upon Cove Point’s ability to generate Net Operating Income and Cove Point’s and DCGT’s ability to generate cash from their operations. Due to our relative lack of asset diversification, an adverse development at Cove Point or DCGT would have a significantly greater impact on our financial condition and results of operations than if we maintained a more diverse portfolio of assets. Cove Point’s ability to make payments on the Preferred Equity Interest and DCGT’s ability to make payments on the DCGT Interests will depend on several factors beyond our control, some of which are described below.

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

If we do not make acquisitions on economically acceptable terms or fail to adequately integrate acquired assets, our future growth and our ability to increase distributions to our unitholders will be limited. Our ability to grow depends on our ability to make accretive acquisitions either from Dominion or third parties, such as the DCGT acquisition, and we may be unable to do so for any of the following reasons, without limitation:

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

Additionally, a failure to adequately integrate acquired assets into our processes and systems could impact operations and result in compliance risks.

We may not be able to obtain financing or successfully negotiate future acquisition opportunities offered by Dominion. If Dominion offers us the opportunity to purchase additional equity interests in Cove Point or interests in Blue Racer or Atlantic Coast Pipeline, or other assets or equity interests in addition to DCGT, we may not be able to successfully negotiate a purchase and sale agreement and related agreements, we may not be able to obtain any required financing on acceptable terms or at all for such purchase and we may not be able to obtain any required governmental and third party consents. The decision whether or not to accept such offer, and to negotiate the terms of such offer, will be made by our general partner consistent with its duties under our partnership agreement. Our general partner may decline the opportunity to accept such offer for a variety of reasons, including a determination that the acquisition of the assets at the proposed purchase price would result in a risk that the conversion of subordinated units would not occur.

The DCGT acquisition and any future acquisitions we may make could adversely affect our business and cash flows. The DCGT acquisition and any further acquisitions we may make involve potential risks, including:

•	An inability to integrate successfully the businesses that we acquire with our existing operations;

•	A decrease in our liquidity by using a significant portion of our available cash or borrowing capacity to finance the acquisition;

•	The assumption of unknown liabilities;

•	Limitations on rights to indemnity from the seller;

•	Mistaken assumptions about the cash generated, or to be generated, by the business acquired or the overall costs of equity or debt;

•	Incorrect assumptions about capital investments and required operating and maintenance expenditures;

•	The diversion of management’s attention from other business concerns; and

•	Unforeseen difficulties encountered in operating new business segments or in new geographic areas.

In connection with the DCGT acquisition and if we consummate any future acquisitions, our capitalization and results of operations may change significantly, and our unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of our future funds and other resources.

Our level of indebtedness may increase and reduce our financial flexibility and ability to pay distributions. At March 31, 2015, we had no outstanding indebtedness and had undrawn borrowing capacity of $300 million under a credit facility with Dominion. We may borrow under such facility to pursue acquisitions and future organic growth opportunities, or to otherwise meet our financial needs. Although the credit facility does not contain any financial tests and covenants that we must satisfy as a condition to making distributions, we are required to pay any amounts then due and payable under such agreement prior to making any distributions to you, notwithstanding our stated cash distribution policy. Also, while such credit facility only contains limited representations, warranties and ongoing covenants consistent with other credit facilities made available by Dominion to certain of its other affiliates, we are required to obtain Dominion’s consent prior to creating any mortgage, security interest, lien or other encumbrance outside the ordinary course of business on any of our property, assets or revenues during the term of such agreement. Failure to obtain any such consent from Dominion in the future could have an adverse impact on our ability to implement our business strategies, generate revenues and pay distributions to our unitholders.

In connection with the DCGT acquisition, on April 1, 2015, we incurred $295.3 million of indebtedness to Dominion evidenced by a promissory note and in the future, we may incur additional significant indebtedness pursuant to other credit facilities or similar arrangements in order to make future acquisitions or to develop our assets. As amounts under any indebtedness we incur become due and payable, with the exception of the promissory note issued in connection with the DCGT acquisition, we expect that the instruments pursuant to which such indebtedness is incurred will require that we repay such amounts prior to making any distributions to our unitholders. We also expect that such instruments may contain financial tests and covenants that are not present in our credit facility with Dominion or our promissory note that we would need to satisfy as a condition to making distributions. Should we be unable to satisfy any such restrictions, we will be prohibited from making cash distributions to you notwithstanding our stated cash distribution policy.

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

RISKS INHERENT IN OUR INVESTMENT IN COVE POINT

Cove Point’s revenue is generated by contracts with a limited number of customers, and Cove Point’s ability to generate cash required to make payments on the Preferred Equity Interest is substantially dependent upon the performance of these customers under their contracts. Cove Point provides service to approximately twenty customers, including the Storage Customers, marketers or end users and the Import Shippers. The three largest customers comprised approximately 93%, 94% and 93% of the total transportation and storage revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Cove Point’s largest customer represented approximately 72% of such amounts in 2014, 2013 and 2012. Because Cove Point has a small number of customers, its contracts subject it to counterparty risk. The ability of each of Cove Point’s customers to perform its obligations to Cove Point will depend on a number of factors that are beyond our control. Cove Point’s future results and liquidity are substantially dependent upon the performance of these customers under their contracts, and on such customers’ continued willingness and ability to perform their contractual obligations. Cove Point is also exposed to the credit risk of any guarantor of these customers’ obligations under their respective agreements in the event that Cove Point must seek recourse under a guaranty. Any such credit support may not be sufficient to satisfy the obligations in the event of a counterparty default. In addition, if a controversy arises under an agreement resulting in a judgment in Cove Point’s favor where the counterparty has limited assets in the U.S. to satisfy such judgment, Cove Point may need to seek to enforce a final U.S. court judgment in a foreign tribunal, which could involve a lengthy process. Upon the expiration of Cove Point’s import contracts, we expect these contracts will not be renewed.

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

Various factors could negatively affect the timing or overall development of the Liquefaction Project, which could adversely affect Cove Point’s ability to make payments on the Preferred Equity Interest after May 1, 2017. Commercial development of the Liquefaction Project will take a number of years. Completion of the Liquefaction Project could be delayed by factors such as:

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

If Cove Point does obtain bank financing or access the capital markets, incurring additional debt may significantly increase interest expense and financial leverage, which could compromise Cove Point’s ability to fund future development and acquisition activities and restrict Cove Point’s ability to make payments on the Preferred Equity Interest, which would in turn limit our ability to make distributions to our unitholders.

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

RISKS INHERENT IN OUR INVESTMENT IN DCGT

DCGT is dependent on its contractors and regulators for the successful completion of the Edgemoor Project and may be unable to complete the Edgemoor Project on its initially anticipated timing. The Edgemoor Project has been announced and additional projects may be considered in the future. DCGT competes for projects with companies of varying size and financial capabilities, including some that may have advantages competing for natural gas supplies. Commencing construction on announced and future projects may require approvals from applicable state and federal agencies. Projects may not be able to be completed on time as a result of weather conditions, delays in obtaining or failure to obtain regulatory approvals, delays in obtaining key materials, labor difficulties, difficulties with partners or potential partners, a decline in the credit strength of counterparties or vendors, or other factors beyond DCGT’s control. Even if facility construction, pipeline, expansion and other infrastructure projects are completed, the total costs of the projects may be higher than anticipated and the performance of the business of DCGT following completion of the projects may not meet expectations. Start-up and operational issues can arise in connection with the commencement of commercial operations at our facilities. Such issues may include failure to meet specific operating parameters, which may require adjustments to meet or amend these operating parameters. Additionally, DCGT may not be able to timely and effectively integrate the projects into its operations and such integration may result in unforeseen operating difficulties or unanticipated costs. Further, regulators may disallow recovery of some of the costs of a project if they are deemed not to be prudently incurred. Any of these or other factors could adversely affect DCGT’s ability to realize the anticipated benefits from the Edgemoor Project and other infrastructure projects.

DCGT may not be able to maintain, renew or replace its existing portfolio of customer contracts successfully, or on favorable terms and since these contracts are with a limited number of customers, DCGT is subject to customer concentration risk. Upon contract expiration, customers may not elect to re-contract with DCGT as a result of a variety of factors, including the amount of competition in the industry, changes in the price of natural gas and supply areas, their level of satisfaction with DCGT’s services, the extent to which DCGT is able to successfully execute its business plans and the effect of the regulatory framework on customer demand. The failure to replace any such customer contracts on similar terms could result in a loss of revenue for DCGT. Further, DCGT is subject to customer concentration risk in that several customers represent the majority of DCGT’s contracted capacity.

RISKS INHERENT IN Our Business Generally

Failure to retain and attract key executive officers and other skilled professional and technical employees could have an adverse effect on our operations. Our business strategy is dependent on our ability to recruit, retain and motivate employees. The key executive officers of our general partner are the CEO, CFO and executive vice president and those responsible for financial, operational, legal, regulatory and accounting functions. Competition for skilled management employees in these areas of our business operations is high. In addition, demand for skilled professional and technical employees in gas transmission, storage, gathering, processing and distribution and in design and construction is high in light of growth in demand for natural gas, increased supply of natural gas as a result of developments in gas production, increased infrastructure projects, increased risk in certain areas of our business, such as cybersecurity, and increased regulation of these activities. Our inability to retain and attract these employees could adversely affect our business and future operating results. An aging workforce in the energy industry necessitates recruiting, retaining and developing the next generation of leadership.

Our results of operations, as well as construction of the Liquefaction Project and our Edgemoor Project, may be affected by changes in the weather. Fluctuations in weather can affect demand for our services. For example, milder than normal weather can reduce demand for gas transmission services. In addition, severe weather, including hurricanes, winter storms, earthquakes, floods and other natural disasters can disrupt operation of our facilities and cause service outages, construction delays and property damage that require incurring additional expenses. Furthermore, our operations, especially Cove Point, could be adversely affected and our physical plant placed at greater risk of damage should changes in global climate produce, among other possible conditions, unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events, abnormal levels of precipitation or a change in sea level or sea temperatures.

Our operations and construction activities are subject to operational hazards, equipment failures, supply chain disruptions and personnel issues, which could create significant liabilities and losses, and negatively affect Cove Point’s ability to make payments on the Preferred Equity Interest and DCGT’s ability to make distributions on the DCGT Interests. Operation of our facilities and the construction of the Liquefaction Project and the Edgemoor Project involves risk, including the risk of potential breakdown or failure of equipment or processes due to aging infrastructure, regulatory compliance deficiencies, pipeline integrity, including potential seam deficiencies, fuel supply or transportation disruptions, accidents, labor disputes or work stoppages by employees, acts of terrorism or sabotage, construction delays or cost overruns, shortages of or delays in obtaining equipment, material and labor, operational restrictions resulting from environmental limitations and governmental interventions, and performance below expected levels. Because our transmission facilities, pipelines and other facilities are interconnected with those of third parties, the operation of our facilities and pipelines could be adversely affected by unexpected or uncontrollable events occurring on the systems of such third parties. Our business is dependent upon sophisticated information technology systems and network infrastructure, the failure of which could prevent us from accomplishing critical business functions.

Operation of our facilities below expected capacity levels could result in lost revenues and increased expenses, including higher maintenance costs. Unplanned outages of our facilities and extensions of scheduled outages due to mechanical failures or other problems occur from time to time and are inherent risks of our business. Unplanned outages typically increase operation and maintenance expenses and may reduce our revenues as a result of selling fewer services or incurring increased rate credits to customers. If we are unable to perform our contractual obligations, penalties or liability for damages could result.

In addition, there are many risks associated with our operations and the transportation, storage and processing of natural gas and LNG, including fires, explosions, uncontrolled releases of natural gas or other substances, the collision of third party equipment with pipelines and other environmental incidents. Such incidents could result in the loss of human life or injuries among employees, customers or the public in general, environmental pollution, damage or destruction of facilities or the property of third parties; business interruptions and associated public or employee safety impacts; loss of revenues, increased liabilities, heightened regulatory scrutiny, and reputational risk. Further, the location of pipelines and storage facilities, or transmission facilities near populated areas, including residential areas, commercial business centers and industrial risks, could increase the level of damages resulting from these risks. We maintain property and casualty insurance that may cover certain damage and claims caused by such incidents, but other damage and claims arising from such incidents may not be covered or may exceed the amount of any insurance available, in which case such risks or losses could create significant liabilities that negatively affect Cove Point’s ability to make payments on the Preferred Equity Interest or DCGT’s ability to make distributions on the DCGT Interests.

We are subject to complex governmental regulation, including pipeline safety and integrity regulations, that could adversely affect our results of operations and subject us to monetary penalties. Our operations are subject to extensive federal, state and local regulation, including the Pipeline Safety Act, and require numerous permits, approvals and certificates from various governmental agencies. Such laws and regulations govern the terms and conditions of the services we offer, our relationships with affiliates, protection of our critical infrastructure assets and pipeline safety, among other matters. Our businesses are subject to regulatory regimes which could result in substantial monetary penalties if we are found not to be in compliance, including pipeline safety and integrity. New laws or regulations, the revision or reinterpretation of existing laws or regulations, changes in enforcement practices of regulators, or penalties imposed for non-compliance with existing laws or regulations may result in substantial additional expense.

Our operations are also subject to a number of environmental laws and regulations that impose significant compliance costs on us, and existing and future environmental and similar laws and regulations could result in increased compliance costs or additional operating restrictions. Our operations and the Liquefaction Project and the Edgemoor Project are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, handling and disposal of hazardous materials and other wastes, and protection of natural resources and human health and safety. Many of these laws and regulations, such as the CAA, the CWA, the Oil Pollution Act of 1990, and the RCRA and analogous state laws and regulations require us to commit significant capital toward permitting, emission fees, environmental monitoring, installation and operation of pollution control equipment and the purchase of emission allowances and/or offsets in connection with the construction and operations of facilities. Violation of these laws and regulations could lead to substantial liabilities, fines and penalties or to capital expenditures related to pollution control equipment that could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. Additionally, federal and state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment.

Revised, reinterpreted or additional laws and regulations that result in increased compliance costs or additional operating or construction costs and restrictions could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. There are numerous regulatory approaches currently in effect or being considered to address GHGs, including possible future U.S. treaty commitments, new federal or state legislation that may impose a carbon emissions tax or establish a cap-and-trade program, and regulation by the U.S. EPA. Additional regulation of air emissions, including GHGs, under the CAA may be imposed on the natural gas sector, including rules to limit methane gas emissions. Compliance with GHG emission reduction requirements may require the retrofitting or replacement of equipment or could otherwise increase the cost to operate and maintain our facilities.

We are unable to estimate our compliance costs with certainty due to our inability to predict the requirements and timing of implementation of any future environmental rules or regulations. Other factors that affect our ability to predict future environmental expenditures with certainty include the difficulty in estimating any future clean-up costs and quantifying liabilities under environmental laws that impose joint and several liability on all responsible parties. However, such expenditures, if material, could result in the impairment of assets or otherwise adversely affect the results of our operations, financial performance or liquidity and the ability of Cove Point to make payments on the Preferred Equity Interest or DCGT’s ability to make distributions on the DCGT Interests.

If additional federal and/or state requirements are imposed on energy companies mandating limitations on GHG emissions or requiring efficiency improvements, there may be adverse impacts on our business. There are potential impacts on our natural gas businesses as federal or state GHG legislation or regulations may require GHG emission reductions from the natural gas sector and could affect demand for natural gas. Several regions of the U.S. have moved forward with GHG emission regulations, such as in the Northeast. Additionally, GHG requirements could result in increased demand for energy conservation and renewable products, which in turn could affect demand for natural gas.

War, natural disasters and other significant events could adversely affect our operations or the construction of the Liquefaction Project and our Edgemoor Project. We cannot predict the impact that world hostility may have on the energy industry in general or on our business in particular, including the construction of the Liquefaction Project and the Edgemoor Project. Any retaliatory military strikes or sustained military campaign may affect our operations in unpredictable ways, such as changes in insurance markets and disruptions of fuel supplies and markets. In addition, our infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror. Furthermore, the physical compromise of our facilities could adversely affect our ability to manage our facilities effectively. Instability in financial markets as a result of terrorism, war, earthquakes and other natural disasters, pandemic, credit crises, recession or other factors could result in a significant decline in the U.S. economy and increase the cost of insurance coverage, which could negatively impact our results of operations, financial condition and Cove Point’s ability to make payments on the Preferred Equity Interest or DCGT’s ability to make distributions on the DCGT Interests.

Hostile cyber intrusions could severely impair our operations, lead to the disclosure of confidential information, damage its reputation and otherwise have an adverse effect on our business. We own assets deemed by the FERC as critical infrastructure, the operation of which is dependent on information technology systems. Further, the computer systems that run our facilities are not completely isolated from external networks. Parties that wish to disrupt the U.S. gas transmission system or Cove Point’s operations could view our computer systems, software or networks as attractive targets for a cyber-attack. For example, malware has been designed to target software that runs the nation’s critical infrastructure such as gas pipelines. In addition, our businesses require that we and our vendors collect and maintain sensitive customer data, as well as confidential employee and unitholder information, which is subject to electronic theft or loss.

A successful cyber attack on the systems that control our gas transmission assets or the Cove Point Facilities could severely disrupt business operations, preventing us from serving customers or collecting revenues. The breach of certain business systems could affect our ability to correctly record, process and report financial information. A major cyber incident could result in significant expenses to investigate and repair security breaches or system damage and could lead to litigation, fines, other remedial action, heightened regulatory scrutiny and damage to our reputation. In addition, the misappropriation, corruption or loss of personally identifiable information and other confidential data could lead to significant breach notification expenses and mitigation expenses, such as credit monitoring. We maintain property and casualty insurance that may cover certain damage caused by potential cybersecurity incidents; however, other damage and claims arising from such incidents may not be covered or may exceed the amount of any insurance available. For these reasons, a significant cyber incident could materially and adversely affect our business, financial condition, results of operations and Cove Point’s ability to make payments on the Preferred Equity Interest or DCGT’s ability to make distributions on the DCGT Interests.

Certain of our operations are subject to the FERC’s rate-making policies, which could limit our ability to recover the full cost of operating our assets, including earning a reasonable return, and have an adverse effect on Cove Point’s ability to make payments on the Preferred Equity Interest or DCGT’s ability to make distributions on the DCGT Interests. We are subject to extensive regulations relating to the jurisdictional rates we can charge for our natural gas regasification, storage and transportation services. The FERC establishes both the maximum and minimum rates we can charge for jurisdictional services. The basic elements of rate-making that the FERC considers are the costs of providing service, the volumes of gas being transported and handled, the rate design, the allocation of costs between services, the capital structure and the rate-of-return that a regulated entity is permitted to earn. The profitability of this business is dependent on our ability, through the rates that we are permitted to charge, to recover costs and earn a reasonable rate of return on its capital investment.

The FERC or our customers can challenge our existing jurisdictional rates, which we may be required to change should the FERC find those rates to be unjust and unreasonable. Such a challenge could adversely affect our ability to maintain current revenue levels.

Cove Point and its jurisdictional customers are subject to a rate moratorium through 2016. Cove Point is required to file its next rate case so that new jurisdictional rates are effective January 1, 2017. DCGT is subject to a rate moratorium which precludes DCGT from filing a Section 4 NGA rate case to establish base rates that would be effective prior to January 1, 2018. When Cove Point or DCGT, as applicable, files its next rate case, or if either has to defend its rates in a proceeding commenced by a customer or the FERC, it will be required, among other things, to support its rates, by showing that they reflect recovery of its costs plus a reasonable return on its investment, in accordance with cost of service ratemaking. A failure to support its rates could result in a rate decrease from its current maximum rate levels, which could adversely affect its operating results, cash flows and financial position and Cove Point’s ability to make payments on the Preferred Equity Interest or DCGT’s ability to make distributions on the DCGT Interests.

In addition, as part of our obligations to support rates, we are required to establish the inclusion of an income tax allowance in our cost of service as just and reasonable. Under current FERC policy, because we are a limited partnership and do not pay U.S. federal income taxes, this would require us to show that our unitholders (or their ultimate owners) are subject to U.S. federal income taxation on the portion of our subsidiary’s income allocable to us. To support such a showing, our general partner may elect to require owners of our units to recertify their status as being subject to U.S. federal income taxation on the income generated by us or we may attempt to provide other evidence. We can provide no assurance that the evidence we might provide to the FERC will be sufficient to establish that our unitholders (or their ultimate owners) are subject to U.S. federal income tax liability on the income that is allocable to us. If we are unable to make such a showing, the FERC could disallow a substantial portion of the income tax allowance included in the determination of the maximum rates that we may charge, which could result in a reduction of such maximum rates from current levels.

An adverse determination by the FERC with respect to our open access rates could have a material adverse effect on our revenues, earnings and cash flows and Cove Point’s ability to make payments on the Preferred Equity Interest or DCGT’s ability to make distributions on the DCGT Interests.

RISKS INHERENT IN AN INVESTMENT IN US

Dominion owns and controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including Dominion, have conflicts of interest with us and limited duties, and they may favor their own interests to our detriment and that of our unitholders. Dominion owns and controls our general partner and appoints all of the directors of our general partner. Although our general partner has a duty to manage us in a manner that it believes is not adverse to our interest, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to Dominion. Therefore, conflicts of interest may arise between Dominion or any of its affiliates, including our general partner, on the one hand, and us or any of our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders. These conflicts include the following situations, among others:

•	Our general partner is allowed to take into account the interests of parties other than us, such as Dominion, in exercising certain rights under our partnership agreement;

•	Neither our partnership agreement nor any other agreement requires Dominion to pursue a business strategy that favors us;

•	Our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limits our general partner’s liabilities and restricts the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty;

•	Except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;

•	Our general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the level of cash reserves, each of which can affect the amount of cash that is distributed to our unitholders;

•	Our general partner determines the amount and timing of any cash expenditure and whether an expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash from operating surplus that is distributed to our unitholders, which, in turn, may affect the ability of the subordinated units to convert;

•	Our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate the expiration of the subordination period;

•	Our partnership agreement permits us to distribute up to $45.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated units or the IDRs;

•	Our general partner determines which costs incurred by it and its affiliates are reimbursable by us;

•	Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with its affiliates on our behalf;

•	Our general partner intends to limit its liability regarding our contractual and other obligations;

•	Our general partner may exercise its right to call and purchase common units if it and its affiliates own more than 80% of the outstanding common units;

•	Our general partner controls the enforcement of obligations that it and its affiliates owe to us;

•	Our general partner decides whether to retain separate counsel, accountants or others to perform services for us; and

•	Our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our general partner’s IDRs without the approval of the Conflicts Committee or the unitholders. This election may result in lower distributions to the common unitholders in certain situations.

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

(1)	Approved by the Conflicts Committee, although our general partner is not obligated to seek such approval; or

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

The holder or holders of our IDRs may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to the IDRs, without the approval of the Conflicts Committee or the holders of our common units. This could result in lower distributions to holders of our common units. The holder or holders of a majority of our IDRs (initially our general partner) have the right, at any time when there are no subordinated units outstanding, and we have made cash distributions in excess of the highest then-applicable target distribution for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our cash distribution levels at the time of the exercise of the reset election. Following a reset election by our general partner, the minimum quarterly distribution will be calculated equal to an amount equal to the prior cash distribution per common unit for the fiscal quarter immediately preceding the reset election (which amount we refer to as the “reset minimum quarterly distribution”), and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution. If our general partner elects to reset the target distribution levels, it will be entitled to receive a number of common units equal to the number of common units that would have entitled the holder to an aggregate quarterly cash distribution for the quarter prior to the reset election equal to the distribution on the IDRs for the quarter prior to the reset election.

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

Even if holders of our common units are dissatisfied, they cannot initially remove our general partner without its consent. If our unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. Unitholders are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. At March 31, 2015, Dominion owned an aggregate of 68.5% of our common and subordinated units. This percentage increased to 70.9% on April 1, 2015, following the DCGT acquisition. In addition, any vote to remove our general partner during the subordination period must provide for the election of a successor general partner by the holders of a majority of the common units and a majority of the subordinated units, voting as separate classes. This will provide Dominion the ability to prevent the removal of our general partner.

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

If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. At March 31, 2015, Dominion owned an aggregate of 68.5% of our common and subordinated units. This percentage increased to 70.9% on April 1, 2015, following the DCGT acquisition.

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

The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by Dominion or other large holders. At March 31, 2015, we had 31,980,166 common units and 31,972,789 subordinated units outstanding. All of the subordinated units will convert into common units on a one-for-one basis at the end of the subordination period. On April 1, 2015, the number of outstanding common units increased to 37,092,305 as a result of the DCGT acquisition. Sales by Dominion or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to Dominion. Under our partnership agreement, our general partner and its affiliates have registration rights relating to the offer and sale of any units that they hold. Alternatively, we may be required to undertake a future public or private offering of common units and use the net proceeds from such offering to redeem an equal number of common units held by Dominion.

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

A trading market that will provide you with adequate liquidity may not develop. The price of our common units may fluctuate significantly, and unitholders could lose all or part of their investment. Prior to our initial public offering in October 2014, there was no public market for the common units. At March 31, 2015, there were 20,132,377 publicly traded common units outstanding and the common units were listed on the NYSE. We do not know how liquid that market might become or remain. Lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common units and limit the number of investors who are able to buy the common units.

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

The NYSE does not require a publicly traded partnership like us to comply with certain of its corporate governance requirements. The common units are listed on the NYSE. Because we are a publicly traded partnership, the NYSE does not require us to have a majority of independent directors on our general partner’s Board of Directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders do not have the same protections afforded to stockholders of certain corporations that are subject to all of the NYSE’s corporate governance requirements.

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

Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon the DCGT operations and the current operations of Cove Point, we believe we satisfy the qualifying income requirement. However, we have not requested, and do not plan to request, a ruling from the IRS on this or any other matter affecting us, Cove Point or DCGT. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

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

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us, including DCGT operations, or Cove Point to taxation as a corporation or otherwise subjects us, Cove Point or DCGT to entity-level taxation for U.S. federal, state, local or foreign income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law or interpretation on us. At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. We conduct business (including through Cove Point) in Delaware, Maryland, Virginia and Georgia, each of which imposes a margin or franchise tax and South Carolina which currently does not impose a margin or franchise tax on partnerships. In the future, we may expand our operations. Imposition of a similar tax on us, Cove Point or DCGT in other jurisdictions that we may expand to could substantially reduce our distributable cash flow to you.

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

If the IRS were to contest the U.S. federal income tax positions we take, it may adversely impact the market for our common units, and the costs of any such contest would reduce distributable cash flow to our unitholders. We have not requested a ruling from the IRS with respect to our, Cove Point’s or DCGT’s treatment as a partnership for U.S. federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the conclusions of our counsel or from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with some or all of our counsel’s conclusions or positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. Moreover, the costs of any contest between us and the IRS will result in a reduction in distributable cash flow to our unitholders and thus will be borne indirectly by our unitholders.

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

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them. Investment in common units by tax-exempt entities, such as employee benefit plans and IRAs, and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be subject to withholding taxes imposed at the highest effective tax rate applicable to such non-U.S. persons, and each non-U.S. person will be required to file U.S. federal tax returns and pay tax on their share of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

We will treat each purchaser of common units as having the same tax benefits without regard to the common units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units. Because we cannot match transferors and transferees of our common units and because of other reasons, we will adopt depreciation and amortization positions that may not conform to all aspects of the provisions of the IRC of 1986, as amended or existing and proposed Treasury regulations thereunder. Our counsel is unable to opine as to the validity of this approach. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from your sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.

We will prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders. We will prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing U.S. Treasury regulations, and, accordingly, our counsel is unable to opine as to the validity of this method. The U.S. Treasury Department has issued proposed U.S. Treasury regulations that provide a safe harbor pursuant to which a publicly traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new U.S. Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

We may adopt certain valuation methodologies that could result in a shift of income, gain, loss and deduction between the general partner (as the holder of our IDRs) and the unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units. When we issue additional units, such as in connection with the DCGT acquisition, or engage in certain other transactions, we will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders. Moreover, under our valuation methods, subsequent purchasers of common units may have a greater portion of their IRC Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between the general partner and certain of our unitholders.

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

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for U.S. federal income tax purposes. We will be considered to have constructively terminated for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. At March 31, 2015, Dominion owned 68.5% of the total interests in our capital and profits. This percentage increased to 70.9% on April 1, 2015, following the DCGT acquisition. Therefore, a transfer by Dominion of all or a portion of its interests in us could, in conjunction with the trading of common units held by the public, result in a termination of our partnership for U.S. federal income tax purposes. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once.

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

We conduct business (including through Cove Point) in Maryland, Virginia, Delaware, South Carolina and Georgia. Each of those states imposes an income tax on corporations and other entities. Each of those states also imposes a personal income tax on individuals. In addition, we may also own property or do business in other states in the future that impose income or similar taxes on nonresident individuals.

It is each unitholder’s responsibility to file all U.S. federal, foreign, state and local tax returns. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in our common units.

ITEM 5. OTHER INFORMATION

On May 4, 2015, Cove Point Holdings entered into the Fourth Amended and Restated Agreement of Limited Partnership of Cove Point with Dominion Gas Projects Company, LLC and DCPI. Pursuant to the Fourth Amended and Restated Agreement of Limited Partnership of Cove Point, the Third Amended and Restated Agreement of Limited Partnership of Cove Point is amended to admit a Dominion subsidiary as a new common limited partner in exchange for future contributions of capital to Cove Point that will be used for the purpose of funding the development of the Liquefaction Project and other capital projects.

The text of the foregoing amendment to Cove Point’s limited partnership agreement is included in the Fourth Amended and Restated Agreement of Limited Partnership filed herewith as Exhibit 10.2.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1	Purchase, Sale and Contribution Agreement by and among Dominion Resources, Inc., Dominion MLP Holding Company II, Inc. and Dominion Midstream Partners, LP dated April 1, 2015 (Exhibit 2.1, Form 8-K filed April 1, 2015, File No. 1-36684).

3.1	Certificate of Limited Partnership of Dominion Midstream Partners, LP (Exhibit 3.1, Form S-1 Registration Statement filed March 28, 2014, File No. 333-194864).

3.2	First Amended and Restated Agreement of Limited Partnership of Dominion Midstream Partners, LP, dated October 20, 2014, by and between Dominion Midstream GP, LLC and Dominion MLP Holding Company, LLC (Exhibit 3.1, Form 8-K filed October 20, 2014, File No. 1-36684).

4.1	Form of Registration Rights Agreement by and between Dominion Midstream Partners, LP and Dominion MLP Holding Company II, Inc. (Exhibit 4.1, Form 8-K filed April 1, 2015, File No. 1-36684).

10.1	Form of Promissory Note in the initial principal amount of $295,331,972 dated April 1, 2015 (Exhibit 10.1, Form 8-K filed April 1, 2015, File No. 1-36684).

10.2	Fourth Amended and Restated Agreement of Limited Partnership of Dominion Cove Point LNG, LP among Cove Point GP Holding Company, LLC, Dominion Gas Projects Company, LLC and Dominion Cove Point, Inc. (filed herewith).

31.a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.b	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial statements from Dominion Midstream’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 5, 2015, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Equity and Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION MIDSTREAM PARTNERS, LP Registrant

By: Dominion Midstream GP, LLC, its general partner

May 5, 2015	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1	Purchase, Sale and Contribution Agreement by and among Dominion Resources, Inc., Dominion MLP Holding Company II, Inc. and Dominion Midstream Partners, LP dated April 1, 2015 (Exhibit 2.1, Form 8-K filed April 1, 2015, File No. 1-36684).

3.1	Certificate of Limited Partnership of Dominion Midstream Partners, LP (Exhibit 3.1, Form S-1 Registration Statement filed March 28, 2014, File No. 333-194864).

3.2	First Amended and Restated Agreement of Limited Partnership of Dominion Midstream Partners, LP, dated October 20, 2014, by and between Dominion Midstream GP, LLC and Dominion MLP Holding Company, LLC (Exhibit 3.1, Form 8-K filed October 20, 2014, File No. 1-36684).

4.1	Form of Registration Rights Agreement by and between Dominion Midstream Partners, LP and Dominion MLP Holding Company II, Inc. (Exhibit 4.1, Form 8-K filed April 1, 2015, File No. 1-36684).

10.1	Form of Promissory Note in the initial principal amount of $295,331,972 dated April 1, 2015 (Exhibit 10.1, Form 8-K filed April 1, 2015, File No. 1-36684).

10.2	Fourth Amended and Restated Agreement of Limited Partnership of Dominion Cove Point LNG, LP among Cove Point GP Holding Company, LLC, Dominion Gas Projects Company, LLC and Dominion Cove Point, Inc. (filed herewith).

31.a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.b	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial statements from Dominion Midstream’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 5, 2015, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Equity and Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.