Form 10-Q
period 2015-06-30
Dominion Midstream Partners, LP
filed 2015-08-06
CIK 1603286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The registrant had 37,092,305 common units and 31,972,789 subordinated units outstanding as of June 30, 2015.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Cove Point,” “the Predecessor,” “our predecessor,” and “we,” “our,” “us,” “our partnership” or like terms when used in a historical context (periods prior to October 20, 2014), refer to Dominion Cove Point LNG, LP as our predecessor for accounting purposes. When used in the present tense or prospectively (periods beginning October 20, 2014), “Dominion Midstream,” “we,” “our,” “us” or like terms refer to Dominion Midstream Partners, LP; one of its wholly-owned subsidiaries, Cove Point GP Holding Company, LLC or Dominion Carolina Gas Transmission, LLC (beginning April 1, 2015); or all of them taken as a whole.

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition
2005 Agreement	An agreement effective March 1, 2005, in which Cove Point entered into a new agreement with the Sierra Club and the Maryland Conservation Council, Inc.

Additional Return Distributions	The additional cash distribution equal to 3.0% of Cove Point’s Modified Net Operating Income in excess of $600 million distributed each year

Adjusted EBITDA	EBITDA after adjustment for EBITDA attributable to the DCGT Predecessor and a noncontrolling interest in Cove Point held by Dominion subsequent to the Offering

AFUDC	Allowance for funds used during construction

ARO	Asset retirement obligation

CAA	Clean Air Act

CEO	Chief Executive Officer

CFO	Chief Financial Officer

Columbia to Eastover Project

Project to provide 15,800 Dths/day of firm transportation service from an existing interconnect with Southern Natural Gas Company, LLC in Aiken County, South Carolina and provide for a receipt point change of 2,200 Dths/day under an existing contract from an existing interconnect with Transco in Cherokee County, South Carolina for a total 18,000 Dths/day, to a new delivery point for the International Paper Company at its pulp and paper mill known as the Eastover Plant in Richland County, South Carolina

Cove Point	Dominion Cove Point LNG, LP

Cove Point Holdings	Cove Point GP Holding Company, LLC

Cove Point LNG Facility	An LNG import/regasification and storage facility located on the Chesapeake Bay in Lusby, Maryland owned by Cove Point

Cove Point Pipeline	An approximately 136-mile natural gas pipeline owned by Cove Point that connects the Cove Point LNG Facility to interstate natural gas pipelines

CPCN	Certificate of Public Convenience and Necessity

D.C.	District of Columbia

DCGT	Dominion Carolina Gas Transmission, LLC (successor by statutory conversion to and formerly known as Carolina Gas Transmission Corporation)

DCGT Acquisition	The acquisition of DCGT by Dominion Midstream from Dominion on April 1, 2015

DCGT Predecessor	Dominion as the predecessor for accounting purposes for the period from Dominion’s acquisition of DCGT from SCANA on January 31, 2015 until the DCGT Acquisition

DCPI	Dominion Cove Point, Inc.

Dominion

The legal entity, Dominion Resources, Inc., one or more of its consolidated subsidiaries (other than Dominion Midstream GP, LLC and its subsidiaries) or operating segments or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries

Dominion Midstream

The legal entity, Dominion Midstream Partners, LP, one or more of its consolidated subsidiaries, Cove Point Holdings and DCGT (beginning April 1, 2015), or the entirety of Dominion Midstream Partners, LP and its consolidated subsidiaries

Dominion Payroll	Dominion Payroll Company, Inc.

DRS	Dominion Resources Services, Inc.

Dth	Dekatherm

EBITDA	Earnings before interest and associated charges, income tax expense, depreciation and amortization

Edgemoor Project

Project to provide 45,000 Dths/day of firm transportation service from an existing interconnect with Transco in Cherokee County, South Carolina to customers in Calhoun and Lexington Counties, South Carolina

EPA	Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

GAAP	U.S. generally accepted accounting principles

GHG	Greenhouse gas

IDR	Incentive distribution right

Import Shippers	The three LNG import shippers consisting of BP Energy Company, Shell NA LNG, Inc. and Statoil Natural Gas, LLC

Keys Energy Project

Project to provide 107,000 Dths/day of firm transportation service from Cove Point’s interconnect with Transco in Fairfax County, Virginia to Keys Energy Center, LLC’s power generating facility in Prince George’s County, Maryland

Abbreviation or Acronym	Definition
Liquefaction Project	A natural gas liquefaction/export facility currently under construction by Cove Point

LNG	Liquefied natural gas

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MLP	Master limited partnership, equivalent to publicly traded partnership

Modified Net Operating Income	Cove Point’s Net Operating Income plus any interest expense included in the computation of Net Operating Income

Net Operating Income	Cove Point’s gross revenues from operations minus its interest expense and operating expenses, but excluding depreciation and amortization, as determined for U.S. federal income tax purposes

NGA	Natural Gas Act of 1938, as amended

Offering	The initial public offering of common units of Dominion Midstream

Preferred Equity Interest	A perpetual, non-convertible preferred equity interest in Cove Point entitled to the Preferred Return Distributions and the Additional Return Distributions

Preferred Return Distributions	The first $50.0 million of annual cash distributions made by Cove Point

SCANA	SCANA Corporation

SEC	Securities and Exchange Commission

St. Charles Transportation Project

Project to provide 132,000 Dths/day of firm transportation service from Cove Point’s interconnect with Transco in Fairfax County, Virginia to Competitive Power Venture Maryland, LLC’s power generating facility in Charles County, Maryland

Storage Customers

The four local distribution companies that receive firm peaking services from Cove Point, consisting of: Atlanta Gas Light Company, Public Service Company of North Carolina, Incorporated, Virginia Natural Gas, Inc. and Washington Gas Light Company

Transco	Transcontinental Gas Pipe Line Company, LLC

U.S.	United States of America

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
		(Predecessor)		(Predecessor)
(millions, except per unit data)
Operating Revenue(1)	$105.4	$111.2	$183.8	$180.1

Operating Expenses
Purchased gas(1)	25.5	47.8	29.4	53.1

Other operations and maintenance:

Affiliated suppliers	6.4	1.9	11.2	3.9

Other	9.6	8.9	18.1	17.3

Depreciation and amortization	9.9	7.9	20.5	15.7

Other taxes	6.8	5.5	12.7	11.1

Total operating expenses	58.2	72.0	91.9	101.1

Income from operations	47.2	39.2	91.9	79.0

Other income	0.2	—	0.4	—

Interest and related charges(1)	0.2	—	0.2	—

Income from operations including noncontrolling interest before income taxes	47.2	39.2	92.1	79.0

Income tax expense	—	15.0	2.1	30.2

Net income including noncontrolling interest and DCGT Predecessor	$47.2	$24.2	$90.0	$48.8

Less: Net income attributable to DCGT Predecessor	—		2.3

Net income including noncontrolling interest	47.2		87.7
Less: Net income attributable to noncontrolling interest	29.6		58.3

Net income attributable to partners	$17.6		$29.4

Net income attributable to partners’ ownership interest

General partner’s interest in net income	$(0.7)		$(0.7)

Common unitholders’ interest in net income	10.3		16.2

Subordinated unitholder’s interest in net income	8.0		13.9

Net income per limited partner unit (basic and diluted)

Common units	$0.26		$0.47

Subordinated units	$0.26		$0.44

(1)	See Note 15 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

DOMINION MIDSTREAM PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
(millions)
ASSETS

Current Assets

Cash and cash equivalents	$77.3	$175.4

Customer and other receivables	28.7	19.9

Affiliated receivables	6.1	6.1

Prepayments	1.0	9.5

Materials and supplies	11.3	8.7

Regulatory assets	2.6	1.7

Other	5.2	4.7

Total current assets	132.2	226.0

Property, Plant and Equipment

Property, plant and equipment	3,152.8	2,203.1

Accumulated depreciation and amortization	(335.1)	(231.2)

Total property, plant and equipment, net	2,817.7	1,971.9

Deferred Charges and Other Assets

Goodwill	295.5	45.9

Intangible assets, net	16.3	12.1

Regulatory assets	2.6	2.5

Other	0.1	—

Total deferred charges and other assets	314.5	60.5

Total assets	$3,264.4	$2,258.4

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

DOMINION MIDSTREAM PARTNERS, LP

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

	June 30, 2015	December 31, 2014
(millions)
LIABILITIES AND EQUITY AND PARTNERS’ CAPITAL

Current Liabilities

Accounts payable	$109.7	$3.3

Payables to affiliates	5.3	2.5

Accrued payroll and taxes	3.6	1.5

Regulatory liabilities	7.2	3.6

Dominion credit facility borrowings	5.9	—

Deferred revenue	0.3	3.9

Natural gas imbalances(1)	3.5	2.7

CPCN obligation	7.9	7.9

Other	22.7	6.4

Total current liabilities	166.1	31.8

Affiliated Long-Term Debt	300.8	—

Deferred Credits and Other Liabilities

Pension and other postretirement benefit liabilities(1)	4.7	4.4

Regulatory liabilities	71.0	33.5

CPCN obligation	28.9	36.2

Asset retirement obligation	12.7	0.3

Other	2.7	1.4

Total deferred credits and other liabilities	120.0	75.8

Total liabilities	586.9	107.6

Commitments and Contingencies (see Note 13)
Equity and Partners’ Capital

Common unitholders - public (20,132,377 units issued and outstanding at June 30, 2015; 20,127,322 units issued and outstanding at December 31, 2014)	398.0	395.4

Common unitholder - Dominion (16,959,928 units issued and outstanding at June 30, 2015; 11,847,789 units issued and outstanding at December 31, 2014)	416.5	213.7

Subordinated unitholder - Dominion (31,972,789 units issued and outstanding at June 30, 2015 and December 31, 2014)	470.0	466.2

General Partner interest - Dominion (non-economic interest)	(12.6)	—

Total Dominion Midstream Partners, LP partners’ capital	1,271.9	1,075.3

Noncontrolling interest	1,405.6	1,075.5

Total equity and partners’ capital	2,677.5	2,150.8

Total liabilities and equity and partners’ capital	$3,264.4	$2,258.4

(1)	See Note 15 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

DOMINION MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS’ CAPITAL

(Unaudited)

	Partnership
	DCGT Predecessor Equity	Common Unitholders Public	Common Unitholder Dominion	Subordinated Unitholder Dominion	General Partner Dominion (non- economic interest)	Total Dominion Midstream Partners, LP Partners’ Equity and Capital	Noncontrolling interest	Total Equity and Partners’ Capital
(millions)
December 31, 2014	$—	$395.4	$213.7	$466.2	$—	$1,075.3	$1,075.5	$2,150.8

Net income including noncontrolling interest	—	8.8	7.4	13.9	(0.7)	29.4	58.3	87.7

DCGT Acquisition:

Record Dominion’s net investment in DCGT	497.0	—	—	—	—	497.0	—	497.0

Net income attributable to DCGT Predecessor	2.3	—	—	—	—	2.3	—	2.3

Contribution from Dominion to DCGT prior to DCGT Acquisition	2.3	—	—	—	—	2.3	—	2.3

Allocation of DCGT Predecessor investment	(501.6)	—	—	—	501.6	—	—	—

Settlement of net current and deferred income tax assets	—	—	—	—	(13.4)	(13.4)	—	(13.4)

Consideration provided to Dominion for DCGT Acquisition	—	—	200.0	—	(500.8)	(300.8)	—	(300.8)

Equity contributions from Dominion	—	—	—	—	0.7	0.7	271.8	272.5

Distributions	—	(6.3)	(4.6)	(10.1)	—	(21.0)	—	(21.0)

Unit awards (net of unearned compensation)	—	0.1	—	—	—	0.1	—	0.1

June 30, 2015	$—	$398.0	$416.5	$470.0	$(12.6)	$1,271.9	$1,405.6	$2,677.5

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

DOMINION MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	2015	2014
Six Months Ended June 30,		(Predecessor)
(millions)
Operating Activities

Net income including noncontrolling interest and DCGT Predecessor	$90.0	$48.8

Adjustments to reconcile net income including noncontrolling interest and DCGT Predecessor to net cash provided by operating activities:

Depreciation and amortization	20.5	15.7

Deferred income taxes	1.5	10.4

Other adjustments to income, net	1.9	—

Changes in:

Customer and other receivables	(2.1)	(26.5)

Affiliated receivables	—	(1.6)

Prepayments	8.6	(1.1)

Accounts payable	(3.5)	22.8

Payables to affiliates	3.0	1.5

Accrued payroll and taxes	1.4	(1.0)

Other operating assets and liabilities	3.4	(2.8)

Net cash provided by operating activities	124.7	66.2

Investing Activities

Plant construction and other property additions	(479.0)	(222.3)

Other	(1.6)	(0.3)

Net cash used in investing activities	(480.6)	(222.6)

Financing Activities

Dominion credit facility borrowings	5.9	—

Contributions from Dominion	273.1	145.2

Distributions to common unitholders - public	(6.3)	—

Distribution to common unitholder - Dominion	(4.6)	—

Distribution to subordinated unitholder - Dominion	(10.1)

Other	(0.2)	—

Net cash provided by financing activities	257.8	145.2

Decrease in cash and cash equivalents	(98.1)	(11.2)

Cash and cash equivalents at beginning of period	175.4	11.2

Cash and cash equivalents at end of period	$77.3	$—

Supplemental Cash Flow Information

Cash paid during the period for:

Income taxes	$—	$30.7

Significant noncash investing and financing activities:

Accrued capital expenditures	123.1	7.3

DCGT Acquisition through issuance of debt and equity	500.8	—

Settlement of net current and deferred income tax assets	13.4	—

Equity contribution from Dominion to relieve payables to affiliates	1.7	20.0

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

Dominion Midstream is a Delaware limited partnership formed on March 11, 2014 by Dominion MLP Holding Company, LLC and Dominion Midstream GP, LLC, both indirect wholly-owned subsidiaries of Dominion, to grow a portfolio of natural gas terminaling, processing, storage, transportation and related assets. On October 20, 2014, Dominion Midstream completed the Offering of 20,125,000 common units (including 2,625,000 common units issued pursuant to the exercise of the underwriters’ over-allotment option) representing limited partner interests. A registration statement on Form S-1, as amended through the time of its effectiveness, was filed by Dominion Midstream with the SEC and was declared effective on October 10, 2014.

Dominion Midstream acquired from Dominion the Preferred Equity Interest and non-economic general partner interest in Cove Point, the owner and operator of the Cove Point LNG Facility and the Cove Point Pipeline. The Preferred Equity Interest is a perpetual, non-convertible preferred equity interest entitled to Preferred Return Distributions so long as Cove Point has sufficient cash and undistributed Net Operating Income (determined on a cumulative basis from the closing of the Offering) from which to make Preferred Return Distributions. Preferred Return Distributions are made on a quarterly basis and are not cumulative. The Preferred Equity Interest is also entitled to the Additional Return Distributions.

On April 1, 2015, Dominion Midstream acquired from Dominion all issued and outstanding membership interests in DCGT as described further in Note 2. DCGT owns and operates nearly 1,500 miles of FERC-regulated open access, transportation-only interstate natural gas pipeline in South Carolina and southeastern Georgia.

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

The DCGT Acquisition is considered to be a reorganization of entities under common control. As a result, Dominion Midstream’s basis in DCGT is equal to Dominion’s cost basis in the assets and liabilities of DCGT. On April 1, 2015, DCGT became a wholly-owned subsidiary of Dominion Midstream and is therefore consolidated by Dominion Midstream. The accompanying financial statements and related notes have been retrospectively adjusted to include the historical results and financial position of DCGT beginning January 31, 2015, the inception date of common control.

For the period prior to the closing of the Offering on October 20, 2014, the financial statements included in this Quarterly Report on Form 10-Q were derived from the financial statements and accounting records of Cove Point, as our predecessor for accounting purposes. The financial statements were prepared using Dominion’s historical basis in the assets and liabilities of Cove Point and include all revenues, costs, assets and liabilities attributed to Cove Point. For the period subsequent to the closing of the Offering, the Consolidated Financial Statements represent the consolidated results of operations, financial position and cash flows of Dominion Midstream.

The financial statements for all periods presented include costs for certain general, administrative and corporate expenses assigned by DRS or Dominion Payroll to Dominion Midstream and Cove Point on the basis of direct and allocated methods in accordance with Dominion Midstream’s services agreements with DRS and Dominion Payroll and Cove Point’s services agreement with DRS. Where costs incurred cannot be determined by specific identification, the costs are allocated based on the proportional level of effort devoted by DRS or Dominion Payroll resources that is attributable to the entities, determined by reference to number of employees, salaries and wages and other similar measures for the relevant DRS or Dominion Payroll department. Management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses are reasonable. Nevertheless, the Consolidated Financial Statements prior to the Offering may not include all of the actual expenses that would have been incurred had we been a stand-alone publicly traded partnership during the periods presented, and may not reflect our actual results of operations, financial position and cash flows had we been a stand-alone publicly traded partnership during the periods prior to the Offering.

Note 2. Acquisition

DCGT

On April 1, 2015, Dominion Midstream entered into a Purchase, Sale and Contribution Agreement with Dominion pursuant to which Dominion Midstream purchased from Dominion all of the issued and outstanding membership interests of DCGT in exchange for total consideration of approximately $500.8 million, as adjusted for working capital. Total consideration to Dominion consisted of the issuance of a two-year $300.8 million senior unsecured promissory note, as adjusted for working capital, payable to Dominion at an annual interest rate of 0.6%, and 5,112,139 common units, valued at $200.0 million, representing limited partner interests in Dominion Midstream, to Dominion. The number of units was based on the volume weighted average trading price of Dominion Midstream’s common units for the 10 trading days prior to April 1, 2015, or $39.12 per unit. Total transaction and transition costs of $1.0 million associated with the DCGT Acquisition were expensed as incurred to operations and maintenance expense in the Consolidated Income Statement for the three months ended June 30, 2015. These costs were paid by Dominion. Dominion did not seek reimbursement for $0.7 million of such costs incurred during the three months ended June 30, 2015, and accordingly Dominion Midstream recognized a capital contribution by the general partner. The DCGT Acquisition supports the expansion of Dominion Midstream’s portfolio of natural gas terminaling, processing, storage, transportation and related assets.

The contribution of DCGT by Dominion to Dominion Midstream is considered to be a reorganization of entities under common control. Accordingly, Dominion Midstream’s net investment in DCGT is recorded at Dominion’s historical cost of $501.6 million as of April 1, 2015. Common control began on January 31, 2015, concurrent with Dominion’s acquisition of DCGT from SCANA, which was accounted for using the acquisition method of accounting. Accordingly, the Consolidated Financial Statements of Dominion Midstream reflect DCGT’s financial results beginning January 31, 2015.

In connection with the DCGT Acquisition, Dominion Midstream entered into a registration rights agreement with Dominion pursuant to which Dominion Midstream must register the 5,112,139 common units issued to Dominion at its request, subject to certain terms and conditions. Additionally, at the time of Dominion’s acquisition of DCGT, DCGT entered into services agreements and an intercompany tax sharing agreement with Dominion as described in Note 15.

The assets and liabilities of DCGT are included in the Consolidated Balance Sheet as of June 30, 2015. The results of operations of DCGT are included in the Consolidated Statement of Income for the three months ended June 30, 2015. The following table presents Dominion Midstream’s Consolidated Statement of Income for the six months ended June 30, 2015 giving effect to the DCGT Acquisition. The results of DCGT from January 31, 2015 through March 31, 2015 are included in “DCGT Predecessor.” The results of DCGT beginning on April 1, 2015 are included in “Dominion Midstream.”

	Six Months Ended June 30, 2015
	Dominion Midstream	DCGT Predecessor	Dominion Midstream (as reported)
(in millions)
Operating Revenue	$172.6	$11.2	$183.8

Operating Expenses
Purchased gas	29.4	—	29.4

Other operations and maintenance:

Affiliated suppliers	8.7	2.5	11.2

Other	15.8	2.3	18.1

Depreciation and amortization	19.2	1.3	20.5

Other taxes	11.9	0.8	12.7

Total operating expenses	85.0	6.9	91.9

Income from operations	87.6	4.3	91.9

Other income	0.3	0.1	0.4

Interest and related charges	0.2	—	0.2

Income from operations including noncontrolling interest before income taxes	87.7	4.4	92.1

Income tax expense	—	2.1	2.1

Net income including noncontrolling interest and DCGT Predecessor	87.7	2.3	90.0

Less: Net income attributable to DCGT Predecessor	—	2.3	2.3

Net income including noncontrolling interest	87.7	—	87.7

Less: Net income attributable to noncontrolling interest	58.3	—	58.3

Net income attributable to partners	$29.4	$—	$29.4

Note 3. Significant Accounting Policies

Interim Financial Information and Estimates

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

In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly Dominion Midstream’s financial position as of June 30, 2015, its results of operations for the three and six months ended June 30, 2015 and 2014, and its cash flows and changes in equity for the six months ended June 30, 2015 and 2014. Such adjustments are normal and recurring in nature unless otherwise noted.

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

Asset Retirement Obligations

Dominion Midstream recognizes AROs at fair value as incurred or when sufficient information becomes available to determine a reasonable estimate of the fair value of future retirement activities to be performed. These amounts are generally capitalized as costs of the related tangible long-lived assets. Since relevant market information is not available, fair value is estimated using discounted cash flow analyses. At least annually, Dominion Midstream evaluates the key assumptions underlying its

AROs including estimates of the amounts and timing of future cash flows associated with retirement activities. AROs are adjusted when significant changes in these assumptions are identified. Dominion Midstream reports accretion of AROs and depreciation on asset retirement costs associated with its natural gas pipeline assets as an adjustment to the related regulatory liabilities when revenue is recoverable from customers for AROs.

Note 4. Net Income Per Limited Partner Unit

Net income per limited partner unit applicable to common and subordinated units is computed by dividing the respective limited partners’ interest in net income attributable to Dominion Midstream, after deducting any incentive distributions, by the weighted average number of common units and subordinated units outstanding. Because Dominion Midstream has more than one class of participating securities, the two-class method is used when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units, subordinated units, and IDRs.

Dominion Midstream’s net income is allocated to the limited partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to Dominion, the holder of the IDRs, pursuant to the partnership agreement. The distributions are declared and paid following the close of each quarter. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to Dominion Midstream’s unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of earnings per limited partner unit.

Net income per limited partner unit is only calculated for the periods subsequent to the Offering as no units were outstanding prior to October 20, 2014. Diluted net income per limited partner unit is the same as basic net income per limited partner unit as there were no potentially dilutive common or subordinated units outstanding as of June 30, 2015.

The calculation of earnings per limited partner unit is as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
(millions)
Net income attributable to partners	$17.6	$29.4
Less: General partner allocation(1)	(0.7)	(0.7)
Distributions declared on:
Incentive distribution holder rights(2)	—	—
Common units(3)	6.9	13.4
Subordinated units(3)	6.0	11.6

Total distributions declared	12.9	25.0

Undistributed earnings	$5.4	$5.1

(1)	See Note 2 for further information.
(2)	Dominion is a non-economic general partner that holds all of the IDRs.
(3)	On July 17, 2015, the Board of Directors of our general partner declared a quarterly cash distribution of $0.1875 per unit, totaling $12.9 million, for the three months ended June 30, 2015. This distribution will be paid on August 14, 2015 to unitholders of record on August 4, 2015. The amount of distributions declared shown above is based on the units outstanding at June 30, 2015.

On April 22, 2015, the Board of Directors of our general partner declared a quarterly cash distribution of $0.1750 per unit, totaling $12.1 million, for the three months ended March 31, 2015. This distribution was paid on May 15, 2015 to unitholders of record on May 5, 2015.

Basic and diluted net income per limited partner unit
Three Months Ended June 30, 2015	Common Units	Subordinated Units	General Partner	Total
(millions, except for weighted average units and per unit data)
General partner allocation	$—	$—	$(0.7)	$(0.7)
Distributions declared	6.9	6.0	—	12.9
Undistributed earnings	2.9	2.5	—	5.4

Net income attributable to partners	$9.8	$8.5	$(0.7)	$17.6

Weighted average units outstanding	37,092,305	31,972,789

Net income per limited partner unit	$0.26	$0.26

Basic and diluted net income per limited partner unit
Six Months Ended June 30, 2015	Common Units	Subordinated Units	General Partner	Total
(millions, except for weighted average units and per unit data)
General partner allocation	$—	$—	$(0.7)	$(0.7)
Distributions declared	13.4	11.6	—	25.0
Undistributed earnings	2.6	2.5	—	5.1

Net income attributable to partners	$16.0	$14.1	$(0.7)	$29.4

Weighted average units outstanding	34,550,329	31,972,789

Net income per limited partner unit	$0.47	$0.44

Note 5. Unit Activity

Activity in the number of units was as follows:

	Common
	Public	Dominion	Subordinated	General Partner	Total
				(non-economic interest)

Balance at December 31, 2014	20,127,322	11,847,789	31,972,789	—	63,947,900

Unit-based compensation	5,055	—	—	—	5,055

Units issued in connection with the DCGT Acquisition	—	5,112,139	—	—	5,112,139

Balance at June 30, 2015	20,132,377	16,959,928	31,972,789	—	69,065,094

Note 6. Operating Revenue

Dominion Midstream’s operating revenue consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(millions)
Gas transportation and storage	$78.9	$64.9	$153.6	$130.5
Other	26.5	46.3	30.2	49.6

Total operating revenue	$105.4	$111.2	$183.8	$180.1

Note 7. Property, Plant and Equipment

Major classes of property, plant and equipment and their respective balances for Dominion Midstream are as follows:

	June 30, 2015	December 31, 2014
(millions)
Storage	$875.1	$882.0
Transmission	666.2	323.9
Plant under construction	1,575.6	972.3
General and other	35.9	24.9

Total property, plant and equipment	$3,152.8	$2,203.1

The increase in property, plant and equipment is primarily related to the DCGT Acquisition and capital expenditures for the Liquefaction Project.

During the six months ended June 30, 2015, Dominion Midstream capitalized interest costs and AFUDC of $0.6 million to property, plant and equipment. No such costs were capitalized in 2014.

Depreciation rates on utility property, plant and equipment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(percent)
Storage	2.39	2.38	2.38	2.38
Transmission	2.28	2.82	2.28	2.82
General and other	7.68	4.24	7.65	3.58

Note 8. Goodwill and Intangible Assets

Goodwill

The changes in Dominion Midstream’s carrying amount and segment allocation of goodwill are presented below:

	Dominion Energy	Corporate and Other	Total
(millions)
Six Months Ended June 30, 2015
Beginning balance(1)	$45.9	$—	$45.9
DCGT Acquisition	249.6	—	249.6

Ending balance(1)	$295.5	$—	$295.5

(1)	There are no accumulated impairment losses.

Other Intangible Assets

Dominion Midstream’s other intangible assets are subject to amortization over their estimated useful lives. Amortization expense for intangible assets was $0.6 million and $0.9 million for the three and six months ended June 30, 2015, respectively. Amortization expense was $0.1 million and 0.3 million for the three and six months ended June 30, 2014, respectively. The increase in intangible assets is primarily due to software acquired in the DCGT Acquisition. The acquired intangible assets have an estimated weighted-average amortization period of approximately 5 years. The components of intangible assets are as follows:

	June 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(millions)
Software and other	$30.8	$22.3	$6.5	$2.4
Licenses	11.0	3.2	11.0	3.0

Total	$41.8	$25.5	$17.5	$5.4

Note 9. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	June 30, 2015	December 31, 2014
(millions)
Regulatory assets:
Unrecovered gas costs(1)	$2.2	$1.5
Other	0.4	0.2

Regulatory assets-current	2.6	1.7

Income taxes recoverable through future rates(2)	2.6	2.5

Regulatory assets-non-current	2.6	2.5

Total regulatory assets	$5.2	$4.2

Regulatory liabilities:
Overrecovered gas costs(1)	$—	$0.5
LNG cargo obligations(3)	3.6	3.0
Customer bankruptcy settlement(4)	2.9	—
Other	0.7	0.1

Regulatory liabilities-current	7.2	3.6

Provision for future cost of removal(5)	47.7	33.0
Customer bankruptcy settlement(4)	21.9	—
Other	1.4	0.5

Regulatory liabilities-non-current	71.0	33.5

Total regulatory liabilities	$78.2	$37.1

(1)	Reflects unrecovered/overrecovered gas costs, which are subject to annual filings with the FERC.
(2)	Amounts to be recovered through future rates to pay income taxes that become payable by unitholders when rate revenue is provided to recover AFUDC-equity when such amounts are recovered through book depreciation.
(3)	Reflects obligations to the Import Shippers for LNG cargo received. See Note 9 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014 for further information.
(4)	Represents the balance of proceeds from the monetization of a bankruptcy claim acquired as part of the DCGT Acquisition, which is being amortized into operating revenue through February 2024.
(5)	Rates charged to customers include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.

At June 30, 2015, approximately $2.6 million of regulatory assets represented past expenditures on which Dominion Midstream does not currently earn a return. These expenditures are expected to be recovered within one year.

Note 10. Regulatory Matters

The FERC regulates the transportation and sale for resale of natural gas in interstate commerce under the NGA and the Natural Gas Policy Act of 1978, as amended. Under the NGA, the FERC has authority over rates, terms and conditions of services performed by Cove Point and DCGT. The FERC also has jurisdiction over siting, construction and operation of natural gas import facilities and interstate natural gas pipeline facilities.

There have been no significant developments regarding the regulatory matters disclosed in Note 9 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014.

During the second quarter of 2013, DCGT executed binding precedent agreements for the approximately $35 million Edgemoor Project. The FERC approved the Edgemoor Project in February 2015 and construction commenced in March 2015. The project is expected to be placed into service in the fourth quarter of 2015.

In April 2014, DCGT executed a binding precedent agreement for the approximately $35 million Columbia to Eastover Project. In May 2015, DCGT filed an application to request FERC authorization to construct and operate the project facilities, which are expected to be in service in the second quarter of 2016.

In connection with Dominion’s acquisition of DCGT on January 31, 2015, Dominion agreed to a rate moratorium which precludes DCGT from filing a Section 4 NGA general rate case to establish base rates that would be effective prior to January 1, 2018.

Note 11. Asset Retirement Obligations

AROs represent obligations that result from laws, statutes, contracts and regulations related to the eventual retirement of certain of Dominion Midstream’s long-lived assets. Dominion Midstream’s AROs primarily represent the cost associated with the legal obligation to cap and purge underground transmission pipe and the interim retirement of natural gas transmission pipeline components.

The changes to AROs during 2014 and 2015 are as follows:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
(millions)
Beginning balance(1)	$0.4	$0.4
DCGT Acquisition	12.6	—
Obligations settled during the period	(0.3)	—
Accretion	0.3	—

Ending balance(1)	$13.0	$0.4

(1)	Includes $0.1 million and $0.3 million reported in other current liabilities at December 31, 2014, and June 30, 2015, respectively.

Under the terms of the 2005 Agreement, Cove Point would be responsible for certain onshore and offshore site restoration activities at the Cove Point site only if it voluntarily tenders title according to the terms of this agreement. As Cove Point is permitted to operate the Cove Point LNG Facility for an indefinite time period and currently has no plans to voluntarily tender title, Cove Point does not have sufficient information to determine a reasonable range of settlement dates for decommissioning and therefore has not recorded an asset retirement obligation.

Note 12. Affiliated Long-Term Debt

In connection with the DCGT Acquisition, Dominion Midstream issued a two-year, $300.8 million senior unsecured promissory note payable to Dominion, as adjusted for working capital, at an annual fixed interest rate of 0.6%. Interest on the note is payable quarterly, and all principal and accrued interest is due and payable at maturity on April 1, 2017, which under certain conditions can be extended at the option of Dominion Midstream to October 1, 2017. Interest charges related to Dominion Midstream’s borrowing from Dominion were $0.5 million for the three and six months ended June 30, 2015. At June 30, 2015, accrued interest payable to Dominion of $0.5 million was recorded in payables to affiliates on the Consolidated Balance Sheet.

The debt instrument described above is reported at historical cost. At June 30, 2015, the fair value of Dominion Midstream’s outstanding debt was $289.6 million. The estimated fair value has been determined using available market information and valuation methodologies considered appropriate by management. The fair value was calculated using market interest rates currently available for issuance of debt with similar terms and remaining maturities. The fair value measurement is classified as Level 2.

The key terms of the note payable to Dominion include a prohibition on the incurrence of additional indebtedness (other than under the credit facility with Dominion discussed in Note 15) and a negative pledge applicable to liens on the assets of Dominion Midstream, but which does not apply to the assets of subsidiaries of Dominion Midstream. The note payable does not include any financial covenants. If Dominion Midstream fails to make payments under the note payable or becomes subject to bankruptcy or other insolvency proceedings, Dominion may accelerate Dominion Midstream’s payment obligations under the note payable.

Note 13. Commitments and Contingencies

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

Surety Bonds

At June 30, 2015, Cove Point had purchased $10.8 million of surety bonds. Under the terms of surety bonds, Cove Point is obligated to indemnify the respective surety bond company for any amounts paid.

Lease Commitments

Dominion Midstream leases various facilities, vehicles and equipment under operating lease arrangements, the majority of which include terms of one year or less, require payments on a monthly or annual basis, and can be canceled at any time. Rental expense for Dominion Midstream totaled $0.7 million and $1.4 million for the three and six months ended June 30, 2015, respectively. The majority of rent expense is included within other operations and maintenance expense in the Consolidated Statements of Income.

Note 14. Credit Risk

Credit risk is the risk of financial loss if counterparties fail to perform their contractual obligations. In order to minimize overall credit risk, credit policies are maintained, including the evaluation of counterparty financial condition. In addition, counterparties may make available collateral, including letters of credit, payment guarantees, or cash deposits.

Dominion Midstream provides service to approximately seventy customers, including the Storage Customers, marketers or end users and the Import Shippers. The two largest customers comprised approximately 71% of the total transportation and storage revenues for each of the three and six months ended June 30, 2015, with Dominion Midstream’s largest customer representing approximately 56% and 57% of such amounts in each period, respectively.

For each of the three and six months ended June 30, 2014, Cove Point’s three largest customers comprised approximately 87% of the total transportation and storage revenues, with Cove Point’s largest customer representing approximately 68% of such amounts in each period.

Dominion Midstream maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends and other information. At June 30, 2015, the provision for credit losses was less than $0.1 million. Management believes, based on credit policies and the June 30, 2015 provision for credit losses, that it is unlikely that a material adverse effect on financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

Note 15. Related-Party Transactions

Dominion Midstream engages in related-party transactions primarily with other Dominion subsidiaries (affiliates). Dominion Midstream’s receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. Participation in certain Dominion benefit plans is described in Note 10 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31,

2014. At June 30, 2015 and December 31, 2014, amounts due to Dominion associated with these benefit plans were $4.7 million and $4.4 million, respectively, recorded in pension and other postretirement benefit liabilities in the Consolidated Balance Sheets. Transactions related to the DCGT Acquisition are described in Notes 2 and 12. A discussion of the remaining significant related party transactions follows.

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

In connection with Dominion’s acquisition of DCGT, DCGT entered into services agreements beginning February 1, 2015 with DRS, for similar services as described above, and with Dominion Payroll, which provides human resources and operations services to Dominion and its subsidiaries as a subsidiary service company. Additionally, Dominion may seek reimbursement from DCGT for costs incurred related to Dominion’s transition services agreement with SCANA to provide administrative functions related to DCGT. During the three months ended June 30, 2015, DCGT reimbursed Dominion $1.1 million for such costs.

Dominion Midstream provides transportation services to affiliates and affiliates provide goods and services to Dominion Midstream.

Affiliated transactions are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(millions)
Sales of natural gas transportation services to affiliates	$0.4	$0.5	$1.1	$1.3

Purchased gas from affiliates	0.1	0.2	0.3	0.4

Services provided by DRS and Dominion Payroll(1)(2)	4.2	2.8	7.8	6.1

Goods and services provided by affiliates to Dominion Midstream(1)	5.3	0.8	8.9	1.5

(1)	Includes $3.1 million and $5.5 million of capitalized expenditures for the three and six months ended June 30, 2015, and $1.7 million and $3.7 million for the three and six months ended June 30, 2014.
(2)	Dominion Midstream determined that neither it nor any of its consolidated entities is the most closely associated entity with DRS, an affiliated variable interest entity, and therefore none is the primary beneficiary. DRS provides accounting, legal, finance and certain administrative and technical services to all Dominion subsidiaries, including Dominion Midstream. Neither Dominion Midstream nor any of its consolidated subsidiaries has an obligation to absorb more than its allocated share of DRS costs. Dominion Midstream determined that neither it nor any of its consolidated entities is the most closely associated entity with Dominion Payroll, an affiliated variable interest entity, and therefore none is the primary beneficiary. Dominion Payroll provides human resources and operations services to certain Dominion subsidiaries, including Dominion Midstream. Neither Dominion Midstream nor any of its consolidated entities has an obligation to absorb more than its allocated share of Dominion Payroll costs.

Advance from Affiliate

An outstanding advance of $20.0 million previously received by Cove Point from an affiliate was converted to an equity contribution in March 2014.

Dominion Credit Facility

In connection with the Offering, Dominion Midstream entered into a credit facility with Dominion with a borrowing capacity of $300 million. A summary of certain key terms of the credit facility with Dominion is included in Note 14 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014. At June 30, 2015, $5.9 million was outstanding against the credit facility. No amounts were outstanding at December 31, 2014. Outstanding borrowings are presented within current liabilities as such amounts could become payable on demand after a 90-day termination notice provided by either party. No such notice has been provided through the date of this filing. Interest charges related to Dominion Midstream’s borrowings against the facility were less than $0.1 million for the three and six months ended June 30, 2015.

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

DCGT participated in Dominion’s intercompany tax sharing agreement from February 1, 2015 through March 31, 2015. DCGT’s participation in this tax sharing agreement was subsequently terminated in connection with the DCGT Acquisition. At the time of the DCGT Acquisition, DCGT settled income taxes payable and net deferred income taxes of $13.4 million through an equity transaction with Dominion.

Natural Gas Imbalances

Dominion Midstream maintains natural gas imbalances with affiliates. The imbalances with affiliates are provided below:

	June 30, 2015	December 31, 2014
(millions)
Imbalances payable to affiliates	$3.4	$2.5

Right of First Offer

In connection with the Offering, Dominion Midstream entered into a right of first offer agreement with Dominion as described in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to this agreement.

Contributions from Dominion

During the second quarter of 2015, Dominion contributed $271.8 million to Cove Point to fund capital expenditures related to the Liquefaction Project. In July 2015, Dominion made additional contributions of $110.2 million to Cove Point to fund capital expenditures related to the Liquefaction Project. In February 2015, Dominion contributed $1.3 million in cash to DCGT to fund operations.

Transaction and transition costs incurred by the DCGT Predecessor were attributed to Dominion Midstream and expensed in Operations and maintenance expense in the Consolidated Income Statement. At the time of the DCGT Acquisition, Dominion Midstream settled amounts payable to Dominion of $1.0 million through equity contributions from Dominion.

Subsequent to the DCGT Acquisition, Dominion allocated transaction and transition costs of $1.0 million to Dominion Midstream, of which Dominion did not seek reimbursement for $0.7 million as described further in Note 2.

Note 16. Income Taxes

Dominion Midstream is organized as an MLP, a pass-through entity for U.S. federal and state income tax purposes. Each unitholder is responsible for taking into account the unitholder’s respective share of Dominion Midstream’s items of taxable income, gain, loss and deduction in the preparation of income tax returns. Upon the closing of the Offering, Cove Point became a pass-through entity for U.S. federal and state income tax purposes. Effective April 1, 2015, the date of the DCGT Acquisition, DCGT is treated as a component of Dominion Midstream for income tax purposes. Accordingly, for the quarter ended June 30, 2015, Dominion Midstream’s Consolidated Financial Statements do not include income taxes.

Prior to the completion of the Offering, Cove Point was not treated as a partnership for U.S. federal and state income tax purposes. Its business activities were included in the consolidated U.S. federal and certain state income tax returns of Dominion or DCPI. DCGT operated as a taxable corporation at the time of Dominion’s acquisition of DCGT. In March 2015, DCGT converted to a single member limited liability company and as a result, became a disregarded entity for income tax purposes and was treated as a taxable division of its corporate parent. Its business activities from January 31, 2015 through March 31, 2015, will be included in the consolidated U.S. federal and certain state income tax returns of Dominion. Cove Point and DCGT’s current income taxes were based on taxable income or loss, determined on a separate company basis, and, where applicable, settled in accordance with the principles of Dominion’s intercompany tax sharing agreement. The settlement of DCGT’s federal and state income taxes payable and net deferred income taxes is reflected as an equity transaction in Dominion Midstream’s Consolidated Financial Statements.

For the six months ended June 30, 2015 and 2014, the statutory U.S. federal income tax rate reconciles to the effective income tax rate as follows:

Six Months Ended June 30,	2015	2014
U.S. statutory rate	35.0%	35.0%
Partnership income not subject to income taxes(1)	(32.9)	—

Increases resulting from:

State taxes, net of federal benefit(2)	0.2	3.2

Effective tax rate	2.3%	38.2%

(1)	Reflects the pass-through entity status of Dominion Midstream, including the operations of DCGT subsequent to the DCGT Acquisition, and Cove Point.
(2)	2015 amounts are attributable to the operations of DCGT prior to the DCGT Acquisition, and 2014 amounts are attributable to Cove Point.

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

The following table presents segment information pertaining to Dominion Midstream’s operations:

	Dominion Energy	Corporate and Other	Total
(millions)
Three Months Ended June 30, 2015

Operating revenue	$105.4	$—	$105.4

Net income including noncontrolling interest and DCGT Predecessor	47.9	(0.7)	47.2

Net income attributable to partners	18.3	(0.7)	17.6

Three Months Ended June 30, 2014

Operating revenue	$111.2	$—	$111.2

Net income including noncontrolling interest and DCGT Predecessor	24.2	—	24.2

Six Months Ended June 30, 2015

Operating revenue	$183.8	$—	$183.8

Net income including noncontrolling interest and DCGT Predecessor	91.7	(1.7)	90.0

Net income including noncontrolling interest	88.4	(0.7)	87.7

Net income attributable to partners	30.1	(0.7)	29.4

Six Months Ended June 30, 2014

Operating revenue	$180.1	$—	$180.1

Net income including noncontrolling interest and DCGT Predecessor	48.8	—	48.8

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

We make forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to differ materially from predicted results. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other factors may cause actual results to differ materially from those indicated in any forward-looking statement. These factors include but are not limited to:

•	Unusual weather conditions and their effect on energy sales to customers and energy commodity prices;

•	Extreme weather events and other natural disasters, including, but not limited to, hurricanes, high winds, severe storms, earthquakes, flooding and changes in water availability that can cause outages and property damage to facilities;

•	Federal, state and local legislative and regulatory developments, including changes in federal and state tax laws and regulations;

•	Changes to federal, state and local environmental laws and regulations, including those related to climate change, the tightening of emission or discharge limits for GHGs and other emissions, more extensive permitting requirements and the regulation of additional substances;

•	The cost of environmental compliance, including those costs related to climate change;

•	Changes in enforcement practices of regulators relating to environmental and safety standards and litigation exposure for remedial activities;

•	Changes in regulator implementation of environmental and safety standards and litigation exposure for remedial activities;

•	Difficulty in anticipating mitigation requirements associated with environmental and other regulatory approvals;

•	Fluctuations in energy-related commodity prices and the effect these could have on our earnings, liquidity position and the underlying value of our assets;

•	Counterparty credit and performance risk;

•	Employee workforce factors;

•	Risks of operating businesses in regulated industries that are subject to changing regulatory structures;

•	The ability to negotiate and consummate acquisitions from Dominion and third parties and the impacts of such acquisitions;

•	Receipt of approvals for, and timing of, closing dates for acquisitions;

•	The timing and execution of our growth strategy;

•	Political and economic conditions, including inflation and deflation;

•	Domestic terrorism and other threats to our physical and intangible assets, as well as threats to cybersecurity;

•	The timing and receipt of regulatory approvals necessary for planned construction or any future expansion projects, including the overall development of the Liquefaction Project, and compliance with conditions associated with such regulatory approvals;

•	Changes in demand for our services, including industrial, commercial and residential growth or decline in our service areas, changes in supplies of natural gas delivered to DCGT’s pipeline systems, failure to maintain or replace customer contracts on favorable terms, changes in customer growth or usage patterns, including as a result of energy conservation programs and the availability of energy efficient devices;

•	Additional competition in industries in which we operate;

•	Changes to regulated gas transportation rates collected by DCGT;

•	Changes in operating, maintenance and construction costs;

•	Adverse outcomes in litigation matters or regulatory proceedings;

•	The impact of operational hazards, including adverse developments with respect to pipeline and plant safety or integrity, equipment loss, malfunction or failure, operator error, and other catastrophic events;

•	The inability to complete planned construction, conversion or expansion projects, including the Liquefaction Project, at all, or with the outcomes or within the terms and time frames initially anticipated;

•	Contractual arrangements to be entered into with or performed by our customers substantially in the future, including any revenues anticipated thereunder and any possibility of termination and inability to replace such contractual arrangements;

•	Capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;

•	Fluctuations in interest rates and increases in our level of indebtedness;

•	Changes in availability and cost of capital;

•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies; and

•	Conflicts of interest with Dominion and its affiliates.

Additionally, other risks that could cause actual results to differ from predicted results are referenced in Part II, Item 1A. Risk Factors.

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

EBITDA, Adjusted EBITDA and Distributable Cash Flow

EBITDA represents net income including noncontrolling interest and DCGT Predecessor before interest and related charges, income tax and depreciation and amortization. Adjusted EBITDA represents EBITDA after adjustment for the EBITDA attributable to the DCGT Predecessor and a noncontrolling interest in Cove Point held by Dominion subsequent to the Offering. Subsequent to the DCGT Acquisition in the second quarter of 2015, we define distributable cash flow as Adjusted EBITDA less maintenance capital expenditures, less interest expense and adjusted for known timing differences between cash and income. During the first quarter of 2015, the remaining net proceeds from the Offering were used to fund capital expenditures. As a result, the reconciliation of distributable cash flow no longer includes adjustments for expansion capital expenditures or the use of net proceeds from the Offering. All periods presented reflect the adjustments described above.

Although we have not quantified Adjusted EBITDA and distributable cash flow for Cove Point as our Predecessor, we intend to use these metrics to analyze our performance. EBITDA, Adjusted EBITDA and distributable cash flow are used as supplemental financial measures by our management and by external users of our financial statements, such as investors and securities analysts, to assess:

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

Factors Impacting Comparability of Our Financial Results

As of June 30, 2015, there have been no significant changes with regard to the factors impacting comparability of our financial results as disclosed in MD&A in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014. The factors disclosed included import contracts, the Liquefaction Project, income taxes and general and administrative expenses.

On April 1, 2015, Dominion Midstream entered into a Purchase, Sale and Contribution Agreement with Dominion pursuant to which Dominion Midstream purchased from Dominion all of the issued and outstanding membership interests of DCGT in exchange for total consideration of approximately $500.8 million, as adjusted for working capital, as further described in Note 2. The sale of DCGT from Dominion to Dominion Midstream is considered to be a reorganization of entities under common control. As a result, Dominion Midstream’s basis is equal to Dominion’s cost basis in the assets and liabilities of DCGT. Subsequent to the transaction, Dominion Midstream owns 100% of the membership interests in DCGT and therefore consolidates DCGT.

Accounting Matters

Critical Accounting Policies and Estimates

As of June 30, 2015, there have been no significant changes to the critical accounting policies and estimates disclosed in MD&A in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014. The policies previously disclosed included the accounting for regulated operations, use of estimates in goodwill impairment testing, and use of estimates in long-lived asset impairment testing.

Results of Operations

Presented below are selected amounts related to Dominion Midstream’s results of operations:

	Second Quarter			Year-To-Date
	2015	2014	$ Change	2015	2014	$ Change
(millions)
Operating revenue	$105.4	$111.2	$(5.8)	$183.8	$180.1	$3.7

Purchased gas	25.5	47.8	(22.3)	29.4	53.1	(23.7)

Net revenue	79.9	63.4	16.5	154.4	127.0	27.4

Other operations and maintenance	16.0	10.8	5.2	29.3	21.2	8.1

Depreciation and amortization	9.9	7.9	2.0	20.5	15.7	4.8

Other taxes	6.8	5.5	1.3	12.7	11.1	1.6

Other income	0.2	—	0.2	0.4	—	0.4

Interest and related charges	0.2	—	0.2	0.2	—	0.2

Income tax expense	—	15.0	(15.0)	2.1	30.2	(28.1)

Net income including noncontrolling interest and DCGT Predecessor	$47.2	$24.2	$23.0	$90.0	$48.8	$41.2

Less: Net income attributable to DCGT Predecessor	—			2.3

Less: Net income attributable to noncontrolling interest	29.6			58.3

Net income attributable to partners	$17.6			$29.4

EBITDA	$57.3	$47.1	$10.2	$112.8	$94.7	$18.1

Adjusted EBITDA	$19.9			$31.7

Distributable cash flow	$19.3			$31.2

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measure for each year. The Adjusted EBITDA measure is not applicable to the three and six month periods ended June 30, 2014.

	Second Quarter		Year-To-Date
	2015	2014	2015	2014
(millions)
Adjustments to reconcile net income including noncontrolling interest and DCGT Predecessor to EBITDA and Adjusted EBITDA:

Net income including noncontrolling interest and DCGT Predecessor	$47.2	$24.2	$90.0	$48.8

Add:

Depreciation and amortization	9.9	7.9	20.5	15.7

Interest and related charges	0.2	—	0.2	—

Income tax expense	—	15.0	2.1	30.2

EBITDA	$57.3	$47.1	$112.8	$94.7

EBITDA attributable to DCGT Predecessor	—		5.7

EBITDA attributable to noncontrolling interest	37.4		75.4

Adjusted EBITDA	$19.9		$31.7

The following table presents a reconciliation of distributable cash flow to the most directly comparable GAAP financial measure for the three and six month periods ended June 30, 2015. This measure is not applicable to the three and six month periods ended June 30, 2014.

	Second Quarter 2015	Year-To- Date 2015
(millions)
Adjustments to reconcile net cash provided by operating activities to distributable cash flow:

Net cash provided by operating activities	$68.0	$124.7

Less:

Cash attributable to noncontrolling interest(1)	44.5	80.0

Cash attributable to DCGT Predecessor(2)	—	10.4

Other changes in working capital and noncash adjustments	(3.6)	(2.6)

Adjusted EBITDA	19.9	31.7

Adjustments to cash:

Plus: Other taxes(3)	1.2	1.2

Plus: Deferred revenue(4)	1.0	1.0

Less: Amortization of regulatory liability(5)	(0.7)	(0.7)

Less: Maintenance capital expenditures(6)	(2.4)	(2.4)

Plus: Transition costs funded by Dominion	0.7	0.7

Less: Interest expense and AFUDC equity	(0.4)	(0.4)

Plus: Non-cash director compensation	—	0.1

Distributable cash flow	$19.3	$31.2

(1)	The Preferred Equity Interest is a perpetual, non-convertible preferred equity interest entitled to the Preferred Return Distributions. Any excess in cash available over the $50.0 million is attributable to the noncontrolling interest held by Dominion but not available for distribution until the distribution reserve has been fully funded.
(2)	Represents net cash provided by operating activities of DCGT from January 31, 2015, the inception date of common control, through March 31, 2015, the date just prior to Dominion Midstream acquiring DCGT.
(3)	Adjustment to reflect the timing difference between cash paid for property taxes and the amount recognized into expense.
(4)	Adjustment to reflect the difference between cash received and revenue recognized related to facilities payments that are deferred and will be recognized over the related customer contract periods.
(5)	Represents the monetization of a bankruptcy claim being amortized into income through February 2024.
(6)	For the three and six months ended June 30, 2015, amount excludes $3.5 million and $7.3 million, respectively, of Dominion funded maintenance capital expenditures related to the Cove Point LNG Facility and Cove Point Pipeline. Dominion has indicated that it intends to continue providing the funding necessary for such expenditures, but it is under no obligation to do so. In addition, the six month period ended June 30, 2015 excludes $1.3 million of maintenance capital expenditures incurred by the DCGT Predecessor.

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

An analysis of Dominion Midstream’s results of operations follows:

Second Quarter 2015 vs. 2014

Net revenue increased 26% primarily related to increased transportation and storage revenue as a result of the DCGT Acquisition. Operating revenue and purchased gas decreased approximately $20.6 million due to pricing declines related to the LNG cooling cargo. Cove Point received one LNG cooling cargo in each period.

Other operations and maintenance increased 48%, primarily due to the DCGT Acquisition ($6.5 million), increased corporate general and administrative costs associated with operating as a stand-alone publicly traded partnership ($0.6 million) and transition service costs associated with the DCGT Acquisition ($1.0 million). These increases were partially offset by a decrease of $4.1 million in stakeholder outreach expenditures associated with the Liquefaction Project.

Depreciation and amortization increased 25% primarily due to the DCGT Acquisition.

Other taxes increased 24% primarily due to the DCGT Acquisition.

Income tax expense decreased $15.0 million as a result of Dominion Midstream’s treatment as a pass-through entity for federal and state income tax purposes effective October 20, 2014.

Year-To-Date 2015 vs. 2014

Net revenue increased 22%, primarily related to increased transportation and storage revenue as a result of the DCGT Acquisition. Operating revenue and purchased gas decreased approximately $20.6 million due to pricing declines related to the LNG cooling cargo. Cove Point received one LNG cooling cargo in each period.

Other operations and maintenance increased 38%, primarily due to the DCGT Acquisition ($10.3 million), corporate general and administrative costs associated with operating as a stand-alone publicly traded partnership ($1.3 million) and transition service costs associated with the DCGT Acquisition ($2.0 million). This increase was partially offset by a decrease of $7.5 million in stakeholder outreach expenditures associated with the Liquefaction Project.

Depreciation and amortization increased 31% primarily due to the DCGT Acquisition ($3.4 million) and accelerated depreciation from 2015 asset retirements associated with the Liquefaction Project ($1.5 million).

Other taxes increased 14% primarily due to the DCGT Acquisition.

Income tax expense decreased $30.2 million as a result of Dominion Midstream’s treatment as a pass-through entity for federal and state income tax purposes effective October 20, 2014, partially offset by $2.1 million of income taxes attributable to the DCGT Predecessor.

Segment Results of Operations

Presented below is a summary of contributions by Dominion Midstream’s operating segment to net income including noncontrolling interest and DCGT Predecessor:

	Second Quarter			Year-To-Date
	2015	2014	$ Change	2015	2014	$ Change
(millions)
Dominion Energy	$47.9	$24.2	$23.7	$91.7	$48.8	$42.9

Corporate and Other	(0.7)	—	(0.7)	(1.7)	—	(1.7)

Consolidated	$47.2	$24.2	$23.0	$90.0	$48.8	$41.2

Dominion Energy

The following table summarizes, on an after-tax basis, the key factors impacting Dominion Energy’s contribution to net income including noncontrolling interest and DCGT Predecessor. Subsequent to October 20, 2014, Dominion Midstream, as a pass-through entity, is generally not subject to income taxes.

	Second Quarter 2015 vs. 2014 Increase/(Decrease)	Year-To-Date 2015 vs. 2014 Increase/(Decrease)
(millions)
Stakeholder outreach expenses for the Liquefaction Project	$2.6	$4.7

Absence of income taxes subsequent to the Offering	15.0	30.2

DCGT Acquisition	7.2	10.5

Accelerated depreciation	—	(0.9)

Other	(1.1)	(1.6)

Change in net income contribution	$23.7	$42.9

Corporate and Other

Corporate and Other includes items attributable to Dominion Midstream’s operating segment that are not included in profit measures evaluated by executive management in assessing segment performance or in allocating resources among the segments. Corporate and Other expenses increased $0.7 million and $1.7 million during the three and six months ended June 30, 2015, respectively, due to transition service costs associated with the DCGT Acquisition. There were no such costs in the three and six months ended June 30, 2014.

Liquidity and Capital Resources

Overview

Dominion Midstream’s ongoing principal sources of liquidity may include distributions received from Cove Point from our Preferred Equity Interest, cash generated from operations of DCGT, borrowings under our credit facility with Dominion, and issuances of debt and equity securities. We believe that cash from these sources will be sufficient to pay distributions while continuing to meet our short-term working capital requirements and our long-term capital expenditure requirements. We expect to have sufficient distributable cash flow to pay the minimum quarterly distribution of $0.1750 per common unit and subordinated unit, which equates to $12.1 million per quarter, or $48.3 million per year in the aggregate, based on the number of common units and subordinated units outstanding at June 30, 2015. However, we do not have a legal or contractual obligation to pay distributions quarterly or on any other basis or at the minimum quarterly distribution rate or at any other rate, and there is no guarantee that we will pay distributions to our unitholders in any quarter.

Outstanding Indebtedness

In connection with the Offering, Dominion Midstream entered into a $300 million credit facility with Dominion, allowing it to competitively pursue acquisitions and future organic growth opportunities or to otherwise meet its financial needs. In June 2015, we borrowed $5.9 million against the credit facility to fund expansion capital expenditures.

On April 1, 2015, in connection with the DCGT Acquisition, Dominion Midstream issued a two-year, $300.8 million senior unsecured promissory note payable to Dominion, as adjusted for working capital, at an annual interest rate of 0.6%. Interest on the note is payable quarterly, and all principal and accrued interest is due and payable at maturity on April 1, 2017, which under certain conditions can be extended at the option of Dominion Midstream to October 1, 2017.

See Notes 12 and 15 to the Consolidated Financial Statements.

Capital Requirements

Capital Spending

Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational regulations. As defined in our partnership agreement, our capital requirements consist of:

•	Maintenance capital expenditures used to maintain the long-term operating capacity and operating income of our pipelines and facilities. Examples include expenditures to refurbish and replace pipelines, terminals and storage facilities, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations; and

•	Expansion capital expenditures used to increase our operating capacity or operating income over the long term. Examples include the acquisition of equipment, the development of a new facility or the expansion of an existing facility.

For the six months ended June 30, 2015, Dominion Midstream paid total capital expenditures of $479.0 million, which included $11.0 million of maintenance capital expenditures.

Our significant capital projects, all of which are expansion projects, are described further below:

•	Total costs of developing the Liquefaction Project are estimated to be $3.4 billion to $3.8 billion, excluding financing costs. Through June 30, 2015, Cove Point incurred $1.5 billion of development and construction costs associated with the Liquefaction Project. We caused Cove Point to use the net proceeds contributed to it from the Offering to fund a portion of development and construction costs associated with the Liquefaction Project.

•	Total costs of the St. Charles Transportation Project and Keys Energy Project are estimated to be approximately $30 million and $40 million, respectively. Through June 30, 2015, we incurred $3 million of costs associated with these projects. Service under each 20-year contract is expected to commence in June 2016 for the St. Charles Transportation Project and March 2017 for the Keys Energy Project.

•	Total costs of the Edgemoor Project are estimated to be approximately $35 million. Through June 30, 2015, approximately $22 million of costs had been incurred, of which Dominion Midstream funded $4 million subsequent to the DCGT Acquisition. FERC approved the Edgemoor project in February 2015 and construction commenced in March 2015. The project is expected to be placed into service in the last quarter of 2015.

•	Total costs of the Columbia to Eastover Project are estimated to be approximately $35 million. Through June 30, 2015, approximately $5 million of costs had been incurred, of which Dominion Midstream funded $1 million subsequent to the DCGT Acquisition. In May 2015, DCGT filed an application to request FERC authorization to construct and operate the project facilities, which are expected to be placed into service in the second quarter of 2016.

•	In 2014, DCGT executed binding precedent agreements with three customers for the Transco to Charleston project. The project is expected to cost approximately $120 million, and provide 80,000 Dths per day of firm transportation service from an existing interconnect with Transco in Spartanburg County, South Carolina to customers in Dillon, Marlboro, Sumter, Charleston, Lexington and Richland Counties, South Carolina. In July 2015, DCGT requested authorization to utilize the FERC pre-filing process. DCGT expects to file the application to request FERC authorization to construct and operate the project facilities in the first quarter of 2016. The project is expected to be placed into service in the fourth quarter of 2017.

Dominion has indicated that it intends to provide the funding necessary for the remaining construction costs and other capital expenditures of Cove Point, including the Liquefaction Project, St. Charles Transportation Project and Keys Energy Project, but it is under no contractual obligation to do so and has not secured all of the funding necessary to cover these costs, as it intends to finance these costs as they are incurred using its consolidated operating cash flows in addition to proceeds from capital markets transactions. However, Dominion has entered into guarantee arrangements on behalf of Cove Point to facilitate the Liquefaction Project, including guarantees supporting the terminal services and transportation agreements as well as the engineering, procurement and construction contract for the Liquefaction Project. Two of the guarantees have no stated limit, one guarantee has a $150 million limit, and one guarantee has a $1.75 billion aggregate limit with an annual draw limit of $175 million. In the event that Dominion does not satisfy its obligations under these guarantee arrangements or otherwise does not agree to provide the funding necessary for the remaining development costs and other capital expenditures of Cove Point, or is unable to obtain such funding in the amounts required or on terms acceptable to Dominion, Cove Point would require substantial external debt or equity financing to complete the construction of the Liquefaction Project, St. Charles Transportation Project and Keys Energy Project.

Distributions

Distributions are declared subsequent to quarter end. The table below summarizes the quarterly cash distributions declared during 2015.

Quarterly Period Ended	Total Quarterly Distribution (per unit)		Total Cash Distribution (in millions)	Date of Declaration	Date of Record	Date of Distribution
December 31, 2014	0.1389	(1)	$8.9	January 23, 2015	February 3, 2015	February 13, 2015

March 31, 2015	0.1750		$12.1	April 22, 2015	May 5, 2015	May 15, 2015

June 30, 2015	0.1875		$12.9	July 17, 2015	August 4, 2015	August 14, 2015

(1)	For the period subsequent to the Offering through December 31, 2014, the initial quarterly cash distribution was calculated as the minimum quarterly distribution of $0.1750 per unit prorated for the portion of the quarter subsequent to the Offering.

Cash Flows

A summary of cash flows for the periods indicated is presented below:

	Six Months Ended June 30,
	2015	2014
(millions)
Cash and cash equivalents at beginning of period	$175.4	$11.2

Cash flows provided by (used in):

Operating activities	124.7	66.2

Investing activities	(480.6)	(222.6)

Financing activities	257.8	145.2

Net decrease in cash and cash equivalents	(98.1)	(11.2)

Cash and cash equivalents at end of period	$77.3	$—

Operating Cash Flows

In the first six months of 2015, net cash provided by Dominion Midstream’s operating activities increased by $58.5 million, primarily due to the absence of federal and state income taxes as a result of our treatment as a pass-through entity for federal and state tax purposes effective October 20, 2014, the closing date of the Offering, net changes in working capital items, and the DCGT Acquisition.

Investing Cash Flows

In the first six months of 2015, net cash used in Dominion Midstream’s investing activities increased by $258.0 million, primarily due to higher expenditures for the Liquefaction Project.

Financing Cash Flows

In the first six months of 2015, net cash provided by Dominion Midstream’s financing activities increased $112.6 million, primarily due to higher capital contributions from Dominion to fund the Liquefaction Project, partially offset by the payment of quarterly distributions to unitholders.

Customer Concentration

Dominion Midstream provides service to approximately seventy customers, including the Storage Customers, marketers or end users and the Import Shippers. The two largest customers comprised approximately 71% of the total transportation and storage revenues for each of the three and six months ended June 30, 2015. See Note 14 to the Consolidated Financial Statements for additional information.

Contractual Obligations

As of June 30, 2015, there have been no material changes outside the ordinary course of business to Dominion Midstream’s contractual obligations as disclosed in MD&A in the Dominion Midstream Annual Report on Form 10-K for the year ended December 31, 2014.

Presented below is a table summarizing cash payments that may result from outstanding debt agreements to which Dominion Midstream is a party as of June 30, 2015.

	Remainder of 2015	2016- 2017	2018- 2019	2020 and thereafter	Total
(millions)
Affiliated long-term debt	$—	$300.8	$—	$—	$300.8

Interest payments	0.9	2.7	—	—	3.6

Off-Balance Sheet Arrangements

Other than the holding of surety bonds as discussed in Note 13 to the Consolidated Financial Statements, Dominion Midstream had no off-balance sheet arrangements at June 30, 2015.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of the Consolidated Financial Statements that may impact Dominion Midstream’s future results of operations, financial condition and/or cash flows. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014 and Future Issues and Other Matters in MD&A in Dominion Midstream’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Environmental Matters

Dominion Midstream is subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note 13 to the Consolidated Financial Statements in this report for additional information on various environmental matters.

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

In January 2015, as part of its Climate Action Plan, the EPA announced plans to reduce methane emissions from the oil and gas sector including natural gas processing and transmission sources. The plan, which is expected to be proposed in the summer 2015 and finalized in 2016, would impose regulations to reduce methane emissions from new and modified sources, including sources at compressor stations. The EPA is also expected to develop control technology guidelines to reduce emissions of volatile organic compounds from existing sources in ozone nonattainment areas and the Northeast Ozone Transport Region (which includes states within which Dominion Midstream operates facilities). The proposed regulation is expected to rely on current industry voluntary reduction measures implemented through programs such as the EPA’s Natural Gas Star program and pipeline safety and natural gas infrastructure improvement programs. Until these regulations and guidelines are finalized, we are unable to predict future requirements or estimate compliance costs with certainty.

Legal Matters

See Item 3. Legal Proceedings in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014, and Notes 10 and 13 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings in this report for additional information on various legal matters.

Regulatory Matters

See Note 9 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014 and Note 10 to the Consolidated Financial Statements in this report for additional information on various regulatory matters.

ITEM 3.

QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Upon the closing of the Offering, we entered into a $300 million variable rate revolving credit facility with Dominion. We may hedge the interest on portions of our borrowings under the credit facility from time-to-time in order to manage risks associated with floating interest rates. As of June 30, 2015, we have $5.9 million outstanding indebtedness against the credit facility. A hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at June  30, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Senior management of Dominion Midstream’s general partner, including the general partner’s CEO and CFO, evaluated the effectiveness of Dominion Midstream’s disclosure controls and procedures as of June 30, 2015, the end of the period covered by this report. Based on this evaluation process, the CEO and CFO of Dominion Midstream’s general partner have concluded that Dominion Midstream’s disclosure controls and procedures are effective.

During the quarter ended June 30, 2015, there were no changes in Dominion Midstream’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Dominion Midstream’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Dominion Midstream’s business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond its control. These risk factors have been identified in Dominion Midstream’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in Dominion Midstream’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1	Purchase, Sale and Contribution Agreement by and among Dominion Resources, Inc., Dominion MLP Holding Company II, Inc. and Dominion Midstream Partners, LP dated April 1, 2015 (Exhibit 2.1, Form 8-K filed April 1, 2015, File No. 1-36684).

3.1	Certificate of Limited Partnership of Dominion Midstream Partners, LP (Exhibit 3.1, Form S-1 Registration Statement filed March 28, 2014, File No. 333-194864).

3.2	First Amended and Restated Agreement of Limited Partnership of Dominion Midstream Partners, LP, dated October 20, 2014, by and between Dominion Midstream GP, LLC and Dominion MLP Holding Company, LLC (Exhibit 3.1, Form 8-K filed October 20, 2014, File No. 1-36684).

4.1	Registration Rights Agreement by and between Dominion Midstream Partners, LP and Dominion MLP Holding Company II, Inc. (filed herewith).

10.1	Form of Promissory Note in the initial principal amount of $295,331,972 dated April 1, 2015 (Exhibit 10.1, Form 8-K filed April 1, 2015, File No. 1-36684).

10.2	Fourth Amended and Restated Agreement of Limited Partnership of Dominion Cove Point LNG, LP among Cove Point GP Holding Company, LLC, Dominion Gas Projects Company, LLC and Dominion Cove Point, Inc. (Exhibit 10.2, Form 10-Q for the quarter ended March 31, 2015 filed May 5, 2015, File No. 1-36684).

31.a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.b	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial statements from Dominion Midstream’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 6, 2015, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Equity and Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION MIDSTREAM PARTNERS, LP Registrant

By: Dominion Midstream GP, LLC, its general partner

August 6, 2015	/s/ Michele L. Cardiff
Michele L. Cardiff
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1	Purchase, Sale and Contribution Agreement by and among Dominion Resources, Inc., Dominion MLP Holding Company II, Inc. and Dominion Midstream Partners, LP dated April 1, 2015 (Exhibit 2.1, Form 8-K filed April 1, 2015, File No. 1-36684).

3.1	Certificate of Limited Partnership of Dominion Midstream Partners, LP (Exhibit 3.1, Form S-1 Registration Statement filed March 28, 2014, File No. 333-194864).

3.2	First Amended and Restated Agreement of Limited Partnership of Dominion Midstream Partners, LP, dated October 20, 2014, by and between Dominion Midstream GP, LLC and Dominion MLP Holding Company, LLC (Exhibit 3.1, Form 8-K filed October 20, 2014, File No. 1-36684).

4.1	Registration Rights Agreement by and between Dominion Midstream Partners, LP and Dominion MLP Holding Company II, Inc. (filed herewith).

10.1	Form of Promissory Note in the initial principal amount of $295,331,972 dated April 1, 2015 (Exhibit 10.1, Form 8-K filed April 1, 2015, File No. 1-36684).

10.2	Fourth Amended and Restated Agreement of Limited Partnership of Dominion Cove Point LNG, LP among Cove Point GP Holding Company, LLC, Dominion Gas Projects Company, LLC and Dominion Cove Point, Inc. (Exhibit 10.2, Form 10-Q for the quarter ended March 31, 2015 filed May 5, 2015, File No. 1-36684).

31.a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.b	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial statements from Dominion Midstream’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 6, 2015, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Equity and Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.