Form 10-Q
period 2015-09-30
Dominion Midstream Partners, LP
filed 2015-11-03
CIK 1603286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The registrant had 45,714,610 common units and 31,972,789 subordinated units outstanding as of September 30, 2015.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Cove Point,” “the Predecessor,” “our predecessor,” and “we,” “our,” “us,” “our partnership” or like terms when used in a historical context (periods prior to October 20, 2014), refer to Dominion Cove Point LNG, LP as our predecessor for accounting purposes. When used in the present tense or prospectively (periods beginning October 20, 2014), “Dominion Midstream,” “we,” “our,” “us” or like terms refer to Dominion Midstream Partners, LP; one of its wholly-owned subsidiaries, Cove Point GP Holding Company, LLC, Iroquois GP Holding Company, LLC or Dominion Carolina Gas Transmission, LLC (beginning April 1, 2015); or all of them taken as a whole.

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition
2005 Agreement	An agreement effective March 1, 2005, in which Cove Point entered into a new agreement with the Sierra Club and the Maryland Conservation Council, Inc.

Additional Return Distributions	The additional cash distribution equal to 3.0% of Cove Point’s Modified Net Operating Income in excess of $600 million distributed each year

Adjusted EBITDA	EBITDA after adjustment for EBITDA attributable to the DCG Predecessor and a noncontrolling interest in Cove Point held by Dominion subsequent to the Offering

AFUDC	Allowance for funds used during construction

ARO	Asset retirement obligation

CAA	Clean Air Act

CEO	Chief Executive Officer

CFO	Chief Financial Officer

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

Cove Point	Dominion Cove Point LNG, LP

Cove Point Facilities	Collectively, the Liquefaction Project, Cove Point LNG Facility and Cove Point Pipeline

Cove Point Holdings	Cove Point GP Holding Company, LLC

Cove Point LNG Facility	An LNG import/regasification and storage facility located on the Chesapeake Bay in Lusby, Maryland owned by Cove Point

Cove Point Pipeline	An approximately 136-mile natural gas pipeline owned by Cove Point that connects the Cove Point LNG Facility to interstate natural gas pipelines

CPCN	Certificate of Public Convenience and Necessity

CRA	Compliance Resolution Agreement

DCG	Dominion Carolina Gas Transmission, LLC (successor by statutory conversion to and formerly known as Carolina Gas Transmission Corporation)

DCG Acquisition	The acquisition of DCG by Dominion Midstream from Dominion on April 1, 2015

DCG Predecessor	Dominion as the predecessor for accounting purposes for the period from Dominion’s acquisition of DCG from SCANA on January 31, 2015 until the DCG Acquisition

DCPI	Dominion Cove Point, Inc.

Dominion

The legal entity, Dominion Resources, Inc., one or more of its consolidated subsidiaries (other than Dominion Midstream GP, LLC and its subsidiaries) or operating segments or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries

Dominion Midstream

The legal entity, Dominion Midstream Partners, LP, one or more of its consolidated subsidiaries, Cove Point Holdings, Iroquois GP Holding Company, LLC and DCG (beginning April 1, 2015), or the entirety of Dominion Midstream Partners, LP and its consolidated subsidiaries

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

EPA	Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

GAAP	U.S. generally accepted accounting principles

GHG	Greenhouse gas

IDR	Incentive distribution right

Import Shippers	The three LNG import shippers consisting of BP Energy Company, Shell NA LNG, Inc. and Statoil Natural Gas, LLC

Iroquois	Iroquois Gas Transmission System, L.P.

Abbreviation or Acronym	Definition
Keys Energy Project

Project to provide 107,000 Dths/day of firm transportation service from Cove Point’s interconnect with Transco in Fairfax County, Virginia to Keys Energy Center, LLC’s power generating facility in Prince George’s County, Maryland

Liquefaction Project	A natural gas liquefaction/export facility currently under construction by Cove Point

LNG	Liquefied natural gas

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MLP	Master limited partnership, equivalent to publicly traded partnership

Modified Net Operating Income	Cove Point’s Net Operating Income plus any interest expense included in the computation of Net Operating Income

Net Operating Income	Cove Point’s gross revenues from operations minus its interest expense and operating expenses, but excluding depreciation and amortization, as determined for U.S. federal income tax purposes

NG	Collectively, North East Transmission Co., Inc. and National Grid IGTS Corp.

NGA	Natural Gas Act of 1938, as amended

NJNR	NJNR Pipeline Company

NSPS	New Source Performance Standards

Offering	The initial public offering of common units of Dominion Midstream

ppb	Parts-per-billion

Preferred Equity Interest	A perpetual, non-convertible preferred equity interest in Cove Point entitled to the Preferred Return Distributions and the Additional Return Distributions

Preferred Return Distributions	The first $50.0 million of annual cash distributions made by Cove Point

SCANA	SCANA Corporation

SEC	Securities and Exchange Commission

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

Transco	Transcontinental Gas Pipe Line Company, LLC

U.S.	United States of America

VIE	Variable interest entity

VOC	Volatile organic compounds

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
		(Predecessor)		(Predecessor)
(millions, except per unit data)
Operating Revenue(1)	$103.1	$65.7	$286.9	$245.8

Operating Expenses
Purchased gas(1)	23.4	2.4	52.8	55.5
Other operations and maintenance:
Affiliated suppliers	5.2	2.1	16.4	6.0
Other	8.6	4.9	26.7	22.2
Depreciation and amortization	9.9	7.8	30.4	23.5
Other taxes	7.3	5.7	20.0	16.8

Total operating expenses	54.4	22.9	146.3	124.0

Income from operations	48.7	42.8	140.6	121.8
Other income (expense)	0.2	(0.1)	0.6	(0.1)
Interest and related charges(1)	0.1	—	0.3	—

Income from operations including noncontrolling interest before income taxes	48.8	42.7	140.9	121.7
Income tax expense	—	16.3	2.1	46.5

Net income including noncontrolling interest and DCG Predecessor	$48.8	$26.4	$138.8	$75.2

Less: Net income attributable to DCG Predecessor	—		2.3

Net income including noncontrolling interest	48.8		136.5
Less: Net income attributable to noncontrolling interest	30.8		89.1

Net income attributable to partners	$18.0		$47.4

Net income attributable to partners’ ownership interest
General partner’s interest in net income	$—		$(0.7)
Common unitholders’ interest in net income	10.5		26.7
Subordinated unitholder’s interest in net income	7.5		21.4
Net income per limited partner unit (basic and diluted)
Common units	$0.28		$0.75
Subordinated units	$0.24		$0.67

(1)	See Note 17 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

DOMINION MIDSTREAM PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$107.0	$175.4
Customer and other receivables	44.9	19.9
Affiliated receivables	6.2	6.1
Prepayments	13.4	9.5
Materials and supplies	12.4	8.7
Regulatory assets	2.2	1.7
Other	2.7	4.7

Total current assets	188.8	226.0

Investment in Equity Method Affiliate	216.4	—

Property, Plant and Equipment
Property, plant and equipment	3,416.8	2,203.1
Accumulated depreciation and amortization	(344.2)	(231.2)

Total property, plant and equipment, net	3,072.6	1,971.9

Deferred Charges and Other Assets
Goodwill	295.5	45.9
Intangible assets, net	15.9	12.1
Regulatory assets	2.7	2.5
Other	0.3	—

Total deferred charges and other assets	314.4	60.5

Total assets	$3,792.2	$2,258.4

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

DOMINION MIDSTREAM PARTNERS, LP

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

	September 30, 2015	December 31, 2014
(millions)
LIABILITIES AND EQUITY AND PARTNERS’ CAPITAL
Current Liabilities
Accounts payable	$43.9	$3.3
Payables to affiliates	4.5	2.5
Accrued payroll and taxes	4.8	1.5
Regulatory liabilities	6.8	3.6
Dominion credit facility borrowings	5.9	—
Deferred revenue	7.4	3.9
Natural gas imbalances(1)	1.1	2.7
CPCN obligation	7.9	7.9
Other	16.1	6.4

Total current liabilities	98.4	31.8

Affiliated Long-Term Debt	300.8	—

Deferred Credits and Other Liabilities
Pension and other postretirement benefit liabilities(1)	4.9	4.4
Regulatory liabilities	69.6	33.5
CPCN obligation	29.0	36.2
Asset retirement obligation	12.9	0.3
Other	5.6	1.4

Total deferred credits and other liabilities	122.0	75.8

Total liabilities	521.2	107.6

Commitments and Contingencies (see Note 15)
Equity and Partners’ Capital
Common unitholders - public (28,677,286 units issued and outstanding at September 30, 2015; 20,127,322 units issued and outstanding at December 31, 2014)	615.2	395.4
Common unitholder - Dominion (17,037,324 units issued and outstanding at September 30, 2015; 11,847,789 units issued and outstanding at December 31, 2014)	418.8	213.7
Subordinated unitholder - Dominion (31,972,789 units issued and outstanding at September 30, 2015 and December 31, 2014)	471.6	466.2
General Partner interest - Dominion (non-economic interest)	(12.6)	—

Total Dominion Midstream Partners, LP partners’ capital	1,493.0	1,075.3

Noncontrolling interest	1,778.0	1,075.5

Total equity and partners’ capital	3,271.0	2,150.8

Total liabilities and equity and partners’ capital	$3,792.2	$2,258.4

(1)	See Note 17 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

DOMINION MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS’ CAPITAL

(Unaudited)

	Partnership					Total
	DCG Predecessor Equity	Common Unitholders Public	Common Unitholder Dominion	Subordinated Unitholder Dominion	General Partner Dominion (non- economic interest)	Dominion Midstream Partners, LP Partners’ Equity and Capital	Noncontrolling interest	Total Equity and Partners’ Capital
(millions)
December 31, 2014	$—	$395.4	$213.7	$466.2	$—	$1,075.3	$1,075.5	$2,150.8

Net income including noncontrolling interest	—	15.3	11.4	21.4	(0.7)	47.4	89.1	136.5
DCG Acquisition:
Record Dominion’s net investment in DCG	497.0	—	—	—	—	497.0	—	497.0
Net income attributable to DCG Predecessor	2.3	—	—	—	—	2.3	—	2.3
Contribution from Dominion to DCG prior to DCG Acquisition	2.3	—	—	—	—	2.3	—	2.3
Allocation of DCG Predecessor investment	(501.6)	—	—	—	501.6	—	—	—
Settlement of net current and deferred income tax assets	—	—	—	—	(13.4)	(13.4)	—	(13.4)
Consideration provided to Dominion for DCG Acquisition	—	—	200.0	—	(500.8)	(300.8)	—	(300.8)
Equity contributions from Dominion	—	—	—	—	0.7	0.7	613.3	614.0
Consideration provided to acquire a noncontrolling partnership interest in Iroquois	—	216.0	—	—	—	216.0	—	216.0
Purchase of common units by Dominion	—	(1.5)	1.5	—	—	—	—	—
Distributions	—	(10.1)	(7.8)	(16.0)	—	(33.9)	—	(33.9)
Unit awards (net of unearned compensation)	—	0.1	—	—	—	0.1	—	0.1
Other	—	—	—	—	—	—	0.1	0.1

September 30, 2015	$—	$615.2	$418.8	$471.6	$(12.6)	$1,493.0	$1,778.0	$3,271.0

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

DOMINION MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2015	2014
		(Predecessor)
(millions)
Operating Activities
Net income including noncontrolling interest and DCG Predecessor	$138.8	$75.2
Adjustments to reconcile net income including noncontrolling interest and DCG Predecessor to net cash provided by operating activities:
Depreciation and amortization	30.4	23.5
Deferred income taxes	1.5	11.4
Other adjustments to income, net	1.5	—
Changes in:
Customer and other receivables	(18.3)	0.1
Affiliated receivables	(0.1)	(1.5)
Prepayments	(3.8)	(8.1)
Accounts payable	34.5	1.5
Payables to affiliates	1.8	1.7
Accrued payroll and taxes	2.5	1.3
Other operating assets and liabilities	6.8	4.4

Net cash provided by operating activities	195.6	109.5

Investing Activities
Plant construction and other property additions	(850.0)	(353.9)
Other	(0.4)	(0.4)

Net cash used in investing activities	(850.4)	(354.3)

Financing Activities
Dominion credit facility borrowings	5.9	—
Contributions from Dominion	614.6	233.6
Distributions to common unitholders - public	(10.1)	—
Distribution to common unitholder - Dominion	(7.8)	—
Distribution to subordinated unitholder - Dominion	(16.0)
Other	(0.2)	—

Net cash provided by financing activities	586.4	233.6

Decrease in cash and cash equivalents	(68.4)	(11.2)
Cash and cash equivalents at beginning of period	175.4	11.2

Cash and cash equivalents at end of period	$107.0	$—

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes	$—	$38.6
Significant noncash investing and financing activities:
Accrued capital expenditures	14.8	7.6
DCG Acquisition through issuance of debt and equity	500.8	—
Acquisition of a noncontrolling partnership interest in Iroquois through issuance of equity	216.0	—
Settlement of net current and deferred income tax assets	13.4	—
Equity contribution from Dominion to relieve payables to affiliates	1.7	20.0
Equity contribution from Dominion related to income taxes	—	1.1

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

On April 1, 2015, Dominion Midstream acquired from Dominion all issued and outstanding membership interests in DCG as described further in Note 2. DCG owns and operates nearly 1,500 miles of FERC-regulated open access, transportation-only interstate natural gas pipeline in South Carolina and southeastern Georgia.

On September 29, 2015, Dominion Midstream acquired a 25.93% noncontrolling partnership interest in Iroquois as described further in Notes 2 and 7. Iroquois, a Delaware limited partnership, owns and operates a 416-mile FERC-regulated interstate natural gas transmission pipeline that extends from the Canada-U.S. border through the states of New York and Connecticut.

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

The DCG Acquisition is considered to be a reorganization of entities under common control. As a result, Dominion Midstream’s basis in DCG is equal to Dominion’s cost basis in the assets and liabilities of DCG. On April 1, 2015, DCG became a wholly-owned subsidiary of Dominion Midstream and is therefore consolidated by Dominion Midstream. The accompanying financial statements and related notes have been retrospectively adjusted to include the historical results and financial position of DCG beginning January 31, 2015, the inception date of common control.

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

Note 2. Acquisitions

DCG

On April 1, 2015, Dominion Midstream entered into a Purchase, Sale and Contribution Agreement with Dominion pursuant to which Dominion Midstream purchased from Dominion all of the issued and outstanding membership interests of DCG in exchange for total consideration of approximately $500.8 million, as adjusted for working capital. Total consideration to Dominion consisted of the issuance of a two-year $300.8 million senior unsecured promissory note, as adjusted for working capital, payable to Dominion at an annual interest rate of 0.6%, and 5,112,139 common units, valued at $200.0 million, representing limited partner interests in Dominion Midstream, to Dominion. The number of units was based on the volume weighted average trading price of Dominion Midstream’s common units for the 10 trading days prior to April 1, 2015, or $39.12 per unit. Subsequent to the DCG Acquisition, total transaction and transition costs of $1.5 million were expensed as incurred to operations and maintenance expense in the Consolidated Statements of Income, including $0.5 million for the three months ended September 30, 2015. These costs were paid by Dominion. Dominion did not seek reimbursement for $0.7 million of such costs incurred subsequent to the DCG Acquisition, and accordingly Dominion Midstream recognized a capital contribution by the general partner. The DCG Acquisition supports the expansion of Dominion Midstream’s portfolio of natural gas terminaling, processing, storage, transportation and related assets.

The contribution of DCG by Dominion to Dominion Midstream is considered to be a reorganization of entities under common control. Accordingly, Dominion Midstream’s net investment in DCG is recorded at Dominion’s historical cost of $501.6 million as of April 1, 2015. Common control began on January 31, 2015, concurrent with Dominion’s acquisition of DCG from SCANA, which was accounted for using the acquisition method of accounting. Accordingly, the Consolidated Financial Statements of Dominion Midstream reflect DCG’s financial results beginning January 31, 2015.

In connection with the DCG Acquisition, Dominion Midstream entered into a registration rights agreement with Dominion pursuant to which Dominion Midstream must register the 5,112,139 common units issued to Dominion at its request, subject to certain terms and conditions. Additionally, at the time of Dominion’s acquisition of DCG, DCG entered into services agreements and an intercompany tax sharing agreement with Dominion as described in Note 17.

Iroquois

On August 14, 2015, Dominion Midstream entered into Contribution Agreements with NG and NJNR. On September 29, 2015, pursuant to the Contribution Agreements, Dominion Midstream acquired a 25.93% noncontrolling partnership interest in Iroquois, consisting of NG’s 20.4% and NJNR’s 5.53% partnership interests in Iroquois and, in exchange, Dominion Midstream issued common units representing limited partnership interests in Dominion Midstream to both NG (6,783,373 common units) and NJNR (1,838,932 common units). The number of units was based on the volume-weighted average trading price of Dominion Midstream’s common units for the five trading days prior to August 14, 2015, or $33.23 per unit. The acquisition of the 25.93% noncontrolling partnership interest in Iroquois supports the expansion of Dominion Midstream’s portfolio of natural gas terminaling, processing, storage, transportation and related assets. The Iroquois investment, accounted for under the equity method, was recorded at $216.4 million based on the value of Dominion Midstream’s common units at closing, including $0.4 million of external transaction costs.

NG and NJNR agreed to certain transfer restrictions applicable to the 8,622,305 common units issued to them, including, with limited exceptions, a one-year lockup period following the closing of the transactions described above. In addition, at closing, Dominion Midstream entered into registration rights agreements with NG and NJNR pursuant to which Dominion Midstream is required to register the common units issued to NG and NJNR for resale when Dominion Midstream became eligible to file a registration statement on Form S-3. Such registration statement, filed on November 2, 2015, does not change the lockup periods to which NG and NJNR are subject. No market issuance of the common units is planned in connection with the transactions described above.

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

In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly Dominion Midstream’s financial position as of September 30, 2015, its results of operations for the three and nine months ended September 30, 2015 and 2014, its cash flows for the nine months ended September 30, 2015 and 2014, and its changes in equity for the nine months ended September 30, 2015. Such adjustments are normal and recurring in nature unless otherwise noted.

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

Investment in Equity Method Affiliate

Investments in affiliates where Dominion Midstream exercises significant influence over the operating activities of the entity, but does not control the entity, are accounted for using the equity method. Such investments are included in investment in equity method affiliate in the Consolidated Balance Sheets. Dominion Midstream records equity method adjustments in earnings from equity method affiliate in the Consolidated Statements of Income, including its proportionate share of investee income or loss and other adjustments required by the equity method.

Dominion Midstream periodically evaluates its equity method investment to determine whether a decline in fair value should be considered other-than-temporary. If a decline in fair value of the investment is determined to be other-than-temporary, the investment is written down to its fair value at the end of the reporting period.

Note 4. Net Income Per Limited Partner Unit

Net income per limited partner unit applicable to common and subordinated units is computed by dividing the respective limited partners’ interest in net income attributable to Dominion Midstream, after deducting any incentive distributions, by the weighted average number of common units and subordinated units outstanding. Because Dominion Midstream has more than one class of participating securities, the two-class method is used when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units, subordinated units and IDRs.

Dominion Midstream’s net income is allocated to the limited partners in accordance with their respective partnership interests, after giving effect to priority income allocations for incentive distributions, if any, to Dominion, the holder of the IDRs, pursuant to the partnership agreement. The distributions are declared and paid following the close of each quarter. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to Dominion Midstream’s unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of earnings per limited partner unit.

Net income per limited partner unit is only calculated for the periods subsequent to the Offering as no units were outstanding prior to October 20, 2014. Diluted net income per limited partner unit is the same as basic net income per limited partner unit as there were no potentially dilutive common or subordinated units outstanding as of September 30, 2015.

The calculation of earnings per limited partner unit is as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
(millions)
Net income attributable to partners	$18.0	$47.4
Less: General partner allocation(1)	—	(0.7)
Distributions declared on:
Incentive distribution holder rights(2)	—	—
Common units(3)	9.1	22.5
Subordinated units(3)	6.4	18.0

Total distributions declared	15.5	40.5

Undistributed earnings	$2.5	$7.6

(1)	See Note 2 for further information.
(2)	Dominion is a non-economic general partner that holds all of the IDRs.
(3)	On October 23, 2015, the Board of Directors of our general partner declared a quarterly cash distribution of $0.2000 per unit, totaling $15.5 million for the three months ended September 30, 2015. This distribution will be paid on November 13, 2015 to unitholders of record on November 3, 2015. The amount of distributions declared for the three months ended September 30, 2015 is based on the units outstanding at that date.

On July 17, 2015, the Board of Directors of our general partner declared a quarterly cash distribution of $0.1875 per unit, totaling $12.9 million, for the three months ended June 30, 2015. This distribution was paid on August 14, 2015 to unitholders of record on August 4, 2015.

On April 22, 2015, the Board of Directors of our general partner declared a quarterly cash distribution of $0.1750 per unit, totaling $12.1 million, for the three months ended March 31, 2015. This distribution was paid on May 15, 2015 to unitholders of record on May 5, 2015.

Basic and diluted net income per limited partner unit
	Common Units	Subordinated Units	General Partner	Total
(millions, except for weighted average units and per unit data)
Three Months Ended September 30, 2015
Distributions declared	$9.1	$6.4	$—	$15.5
Undistributed earnings	1.3	1.2	—	2.5

Net income attributable to partners	$10.4	$7.6	$—	$18.0

Weighted average units outstanding	37,279,747	31,972,789

Net income per limited partner unit	$0.28	$0.24

Nine Months Ended September 30, 2015
General partner allocation	$—	$—	$(0.7)	$(0.7)
Distributions declared	22.5	18.0	—	40.5
Undistributed earnings	4.0	3.6	—	7.6

Net income attributable to partners	$26.5	$21.6	$(0.7)	$47.4

Weighted average units outstanding	35,470,133	31,972,789

Net income per limited partner unit	$0.75	$0.67

Note 5. Unit Activity

Activity in the number of units was as follows:

	Common
	Public	Dominion	Subordinated	General Partner	Total
				(non-economic interest)
Balance at December 31, 2014	20,127,322	11,847,789	31,972,789	—	63,947,900
Unit-based compensation	5,055	—	—	—	5,055
Units issued in connection with the DCG Acquisition	—	5,112,139	—	—	5,112,139
Units issued in connection with the acquisition of a noncontrolling partnership interest in Iroquois	8,622,305	—	—	—	8,622,305
Dominion purchase of common units(1)	(77,396)	77,396	—	—	—

Balance at September 30, 2015	28,677,286	17,037,324	31,972,789	—	77,687,399

(1)	These shares were purchased by Dominion as part of Dominion’s program initiated in September 2015 to purchase from the market up to $50.0 million common units representing limited partner interests in Dominion Midstream by September 2016 at the discretion of Dominion’s management. In October 2015, Dominion purchased approximately 478,000 additional common units.

Note 6. Operating Revenue

Dominion Midstream’s operating revenue consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(millions)
Gas transportation and storage	$78.1	$62.5	$231.7	$193.0
Other	25.0	3.2	55.2	52.8

Total operating revenue	$103.1	$65.7	$286.9	$245.8

Note 7. Equity Method Investments

At September 30, 2015, Dominion Midstream used the equity method to account for its 25.93% noncontrolling partnership interest in Iroquois. At September 30, 2015, the carrying amount of Dominion Midstream’s investment of $216.4 million exceeded its share of underlying equity in net assets by approximately $121.7 million. The difference reflects equity method goodwill and is not being amortized. See further discussion of Iroquois in Notes 1 and 13.

Note 8. Property, Plant and Equipment

Major classes of property, plant and equipment and their respective balances for Dominion Midstream are as follows:

	September 30, 2015	December 31, 2014
(millions)
Storage	$875.0	$882.0
Transmission	669.1	323.9
Plant under construction	1,834.8	972.3
General and other	37.9	24.9

Total property, plant and equipment	$3,416.8	$2,203.1

The increase in property, plant and equipment is primarily related to the DCG Acquisition and capital expenditures for the Liquefaction Project.

During the nine months ended September 30, 2015 and 2014, Dominion Midstream capitalized interest costs and AFUDC of $1.4 million and $0.1 million, respectively, to property, plant and equipment.

Depreciation rates on utility property, plant and equipment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(percent)
Storage	2.38	2.38	2.38	2.39
Transmission	2.31	2.82	2.29	2.82
General and other	7.65	4.19	7.65	3.92

Note 9. Goodwill and Intangible Assets

Goodwill

The changes in Dominion Midstream’s carrying amount and segment allocation of goodwill are presented below:

	Dominion Energy	Corporate and Other	Total
(millions)
Nine Months Ended September 30, 2015
Beginning balance(1)	$45.9	$—	$45.9
DCG Acquisition	249.6	—	249.6

Ending balance(1)	$295.5	$—	$295.5

(1)	There are no accumulated impairment losses.

Other Intangible Assets

Dominion Midstream’s other intangible assets are subject to amortization over their estimated useful lives. Amortization expense for intangible assets was $0.6 million and $1.5 million for the three and nine months ended September 30, 2015, respectively. Amortization expense was $0.1 million and $0.4 million for the three and nine months ended September 30, 2014, respectively. The increase in intangible assets is primarily due to software acquired in the DCG Acquisition. The acquired intangible assets have an estimated weighted-average amortization period of approximately five years. The components of intangible assets are as follows:

	September 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(millions)
Software and other	$31.0	$22.8	$6.5	$2.4
Licenses	11.0	3.3	11.0	3.0

Total	$42.0	$26.1	$17.5	$5.4

Note 10. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	September 30, 2015	December 31, 2014
(millions)
Regulatory assets:
Unrecovered gas costs(1)	$1.9	$1.5
Other	0.3	0.2

Regulatory assets-current	2.2	1.7

Income taxes recoverable through future rates(2)	2.7	2.5

Regulatory assets-non-current	2.7	2.5

Total regulatory assets	$4.9	$4.2

Regulatory liabilities:
Overrecovered gas costs(1)	$0.2	$0.5
LNG cargo obligations(3)	3.3	3.0
Customer bankruptcy settlement(4)	3.0	—
Other	0.3	0.1

Regulatory liabilities-current	6.8	3.6

Provision for future cost of removal(5)	47.9	33.0
Customer bankruptcy settlement(4)	21.1	—
Other	0.6	0.5

Regulatory liabilities-non-current	69.6	33.5

Total regulatory liabilities	$76.4	$37.1

(1)	Reflects unrecovered/overrecovered gas costs, which are subject to annual filings with FERC.
(2)	Amounts to be recovered through future rates to pay income taxes that become payable by unitholders when rate revenue is provided to recover AFUDC-equity when such amounts are recovered through book depreciation.
(3)	Reflects obligations to the Import Shippers for LNG cargo received. See Note 9 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014 for further information.
(4)	Represents the balance of proceeds from the monetization of a bankruptcy claim acquired as part of the DCG Acquisition, which is being amortized into operating revenue through February 2024.
(5)	Rates charged to customers include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.

At September 30, 2015, approximately $2.2 million of regulatory assets represented past expenditures on which Dominion Midstream does not currently earn a return. These expenditures are expected to be recovered within one year.

Note 11. Regulatory Matters

FERC regulates the transportation and sale for resale of natural gas in interstate commerce under the NGA and the Natural Gas Policy Act of 1978, as amended. Under the NGA, FERC has authority over rates, terms and conditions of services performed by Cove Point and DCG. FERC also has jurisdiction over siting, construction and operation of natural gas import facilities and interstate natural gas pipeline facilities.

There have been no significant developments regarding the regulatory matters disclosed in Note 9 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014.

During the second quarter of 2013, DCG executed binding precedent agreements for the approximately $35 million Edgemoor Project. FERC approved the Edgemoor Project in February 2015 and construction commenced in March 2015. The project is expected to be placed into service in the fourth quarter of 2015.

In April 2014, DCG executed a binding precedent agreement for the approximately $35 million Columbia to Eastover Project. In May 2015, DCG filed an application to request FERC authorization to construct and operate the project facilities, which are expected to be in service in the second quarter of 2016.

In October 2015, Cove Point received authorization to construct the approximately $30 million St. Charles Transportation Project and the approximately $40 million Keys Energy Project. The St. Charles Transportation project is anticipated to be placed into service in June 2016. The Keys Energy Project is anticipated to be placed into service in March 2017.

Note 12. Asset Retirement Obligations

AROs represent obligations that result from laws, statutes, contracts and regulations related to the eventual retirement of certain of Dominion Midstream’s long-lived assets. Dominion Midstream’s AROs primarily represent the cost associated with the legal obligation to cap and purge underground transmission pipe and the interim retirement of natural gas transmission pipeline components.

The changes to AROs during 2014 and 2015 are as follows:

	Nine Months Ended	Year Ended
	September 30, 2015	December 31, 2014
(millions)
Beginning balance(1)	$0.4	$0.4
DCG Acquisition	12.6	—
Obligations settled during the period	(0.9)	—
Revisions in estimated cash flows	1.7	—
Accretion	0.4	—

Ending balance(1)	$14.2	$0.4

(1)	Includes $0.1 million and $1.3 million reported in other current liabilities at December 31, 2014, and September 30, 2015, respectively.

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

Note 13. Variable Interest Entities

The primary beneficiary of a VIE is required to consolidate the VIE and to disclose certain information about its significant variable interests in the VIE. The primary beneficiary of a VIE is the entity that has both 1) the power to direct the activities that most significantly impact the entity’s economic performance and 2) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE.

Iroquois

Dominion Midstream owns a 25.93% noncontrolling partnership interest in Iroquois. See Notes 1 and 7 for further detail regarding the nature of this entity. Dominion Midstream concluded that Iroquois is a VIE because a non-affiliated Iroquois equity holder has the ability during a limited period of time to transfer its ownership interests to another Iroquois equity holder or its affiliate. At September 30, 2015, Dominion Midstream concluded that it is not the primary beneficiary of Iroquois as it does not have the power to direct the activities of Iroquois that most significantly impact its economic performance, as the power to direct is shared among multiple unrelated parties. If Iroquois determines capital contributions are required, Dominion Midstream would be obligated to provide the portion of capital contributions based on its ownership percentage. Dominion Midstream’s maximum exposure to loss is limited to its current and future investment.

DRS and Dominion Payroll

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

Additionally, in connection with Dominion’s acquisition of DCG, DCG entered into services agreements beginning February 1, 2015 with DRS, for similar services as described above, and with Dominion Payroll, which provides human resources and operations services to Dominion and its subsidiaries as a subsidiary service company.

Dominion Midstream purchased shared services from DRS and Dominion Payroll of approximately $6.8 million and $20.1 million during the three and nine months ended September 30, 2015. Cove Point purchased shared services from DRS of approximately $3.1 million and $9.2 million for the three and nine months ended September 30, 2014. The Consolidated Balance Sheets at September 30, 2015 and December 31, 2014 include amounts due from Dominion Midstream to DRS and Dominion Payroll of approximately $1.8 million and $1.7 million, respectively.

Dominion Midstream determined that neither it nor any of its consolidated entities is the most closely associated entity with either DRS or Dominion Payroll, affiliated variable interest entities, and therefore none is the primary beneficiary. Neither Dominion Midstream nor any of its consolidated entities has any obligation to absorb more than its allocated share of DRS or Dominion Payroll costs.

Note 14. Affiliated Long-Term Debt

In connection with the DCG Acquisition, Dominion Midstream issued a two-year, $300.8 million senior unsecured promissory note payable to Dominion, as adjusted for working capital, at an annual fixed interest rate of 0.6%. Interest on the note is payable quarterly, and all principal and accrued interest is due and payable at maturity on April 1, 2017, which under certain conditions can be extended at the option of Dominion Midstream to October 1, 2017. Interest charges related to Dominion Midstream’s borrowing from Dominion were $0.5 million and $1.0 million for the three and nine months ended September 30, 2015, respectively. At September 30, 2015, accrued interest payable to Dominion of $0.5 million was recorded in payables to affiliates on the Consolidated Balance Sheet.

The debt instrument described above is reported at historical cost. At September 30, 2015, the fair value of Dominion Midstream’s outstanding debt was $285.4 million. The estimated fair value has been determined using available market information and valuation methodologies considered appropriate by management. The fair value was calculated using market interest rates currently available for issuance of debt with similar terms and remaining maturities. The fair value measurement is classified as Level 2.

The key terms of the note payable to Dominion include a prohibition on the incurrence of additional indebtedness (other than under the credit facility with Dominion discussed in Note 17) and a negative pledge applicable to liens on the assets of Dominion Midstream, but which does not apply to the assets of subsidiaries of Dominion Midstream. The note payable does not include any financial covenants. If Dominion Midstream fails to make payments under the note payable or becomes subject to bankruptcy or other insolvency proceedings, Dominion may accelerate Dominion Midstream’s payment obligations under the note payable.

Note 15. Commitments and Contingencies

As a result of issues generated in the ordinary course of business, Dominion Midstream is involved in legal proceedings before various courts and is periodically subject to governmental examinations (including by FERC), inquiries and investigations. Certain legal proceedings and governmental examinations involve demands for unspecified amounts of damages, are in an initial procedural phase, involve uncertainty as to the outcome of pending appeals or motions, or involve significant factual issues that need to be resolved, such that it is not possible for Dominion Midstream to estimate a range of possible loss. For such matters that Dominion Midstream cannot estimate, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the litigation or investigative processes such that Dominion Midstream is able to estimate a range of possible loss. For legal proceedings and governmental examinations for which Dominion Midstream is able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. Estimated ranges of loss are inclusive of legal fees and net of any anticipated insurance recoveries. Any estimated range is based on currently available information and involves elements of judgment and significant uncertainties. Any accrued liability is recorded on a gross basis with a receivable also recorded for any probable insurance recoveries. Any estimated range of possible loss may not represent Dominion Midstream’s maximum possible loss exposure. The circumstances of such legal proceedings and governmental examinations will change from time to time and actual results may vary significantly from the current estimate. Management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on Dominion Midstream’s financial position, liquidity or results of operations.

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

Surety Bonds

At September 30, 2015, Cove Point had purchased $10.9 million of surety bonds. Under the terms of surety bonds, Cove Point is obligated to indemnify the respective surety bond company for any amounts paid.

Lease Commitments

Dominion Midstream leases various facilities, vehicles and equipment under operating lease arrangements, the majority of which include terms of one year or less, require payments on a monthly or annual basis and can be canceled at any time. Rental expense for Dominion Midstream totaled $0.7 million and $2.1 million for the three and nine months ended September 30, 2015, respectively. The majority of rent expense is included within other operations and maintenance expense in the Consolidated Statements of Income.

Note 16. Credit Risk

Credit risk is the risk of financial loss if counterparties fail to perform their contractual obligations. In order to minimize overall credit risk, credit policies are maintained, including the evaluation of counterparty financial condition. In addition, counterparties may make available collateral, including letters of credit, payment guarantees or cash deposits.

Dominion Midstream provides service to approximately seventy customers, including the Storage Customers, marketers or end users and the Import Shippers. The two largest customers comprised approximately 71% of the total transportation and storage revenues for each of the three and nine months ended September 30, 2015, with Dominion Midstream’s largest customer representing approximately 56% and 57% of such amounts in each period, respectively.

For each of the three and nine months ended September 30, 2014, Cove Point’s three largest customers comprised approximately 94% of the total transportation and storage revenues, with Cove Point’s largest customer representing approximately 73% of such amounts in each period.

Dominion Midstream maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends and other information. At September 30, 2015, the provision for credit losses was less than $0.1 million. Management believes, based on credit policies and the September 30, 2015 provision for credit losses, that it is unlikely that a material adverse effect on financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

Note 17. Related-Party Transactions

Dominion Midstream engages in related-party transactions primarily with other Dominion subsidiaries (affiliates). Dominion Midstream’s receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. Participation in certain Dominion benefit plans is described in Note 10 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014. At September 30, 2015 and December 31, 2014, amounts due to Dominion associated with these benefit plans were $4.9 million and $4.4 million, respectively, recorded in pension and other postretirement benefit liabilities in the Consolidated Balance Sheets. Transactions related to the DCG Acquisition are described in Notes 2 and 14. A discussion of the remaining significant related party transactions follows.

Transactions with Affiliates

DRS provides accounting, legal, finance and certain administrative and technical services to Dominion Midstream and Dominion Payroll provides human resources and operations services to Dominion Midstream as a subsidiary service company. Refer to Note 13 for further information.

Dominion may seek reimbursement from DCG for costs incurred related to Dominion’s transition services agreement with SCANA to provide administrative functions related to DCG. Subsequent to the DCG Acquisition, DCG reimbursed Dominion a total of $2.1 million for such costs, including $1.0 million for the three months ended September 30, 2015.

Dominion Midstream provides transportation services to affiliates and affiliates provide goods and services to Dominion Midstream.

Affiliated transactions are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(millions)
Sales of natural gas transportation services to affiliates	$0.6	$0.5	$1.7	$1.9
Purchased gas from affiliates	0.1	0.1	0.4	0.5
Goods and services provided by affiliates to Dominion Midstream(1)	8.6	3.9	25.3	11.5

(1)	Includes $3.4 million and $8.9 million of capitalized expenditures for the three and nine months ended September 30, 2015, respectively, and $1.8 million and $5.5 million for the three and nine months ended September 30, 2014, respectively.

Advance from Affiliate

An outstanding advance of $20.0 million previously received by Cove Point from an affiliate was converted to an equity contribution in March 2014.

Dominion Credit Facility

In connection with the Offering, Dominion Midstream entered into a credit facility with Dominion with a borrowing capacity of $300 million. A summary of certain key terms of the credit facility with Dominion is included in Note 14 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014. At September 30, 2015, $5.9 million was outstanding against the credit facility. No amounts were outstanding at December 31, 2014. Outstanding borrowings are presented within current liabilities as such amounts could become payable on demand after a 90-day termination notice provided by either party. No such notice has been provided through the date of this filing. Interest charges related to Dominion Midstream’s borrowings against the facility were less than $0.1 million for the three and nine months ended September 30, 2015.

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

DCG participated in Dominion’s intercompany tax sharing agreement from February 1, 2015 through March 31, 2015. DCG’s participation in this tax sharing agreement was subsequently terminated in connection with the DCG Acquisition. At the time of the DCG Acquisition, DCG settled income taxes payable and net deferred income taxes of $13.4 million through an equity transaction with Dominion.

Natural Gas Imbalances

Dominion Midstream maintains natural gas imbalances with affiliates. The imbalances with affiliates are provided below:

	September 30, 2015	December 31, 2014
(millions)
Imbalances payable to affiliates	$0.9	$2.5

Right of First Offer

In connection with the Offering, Dominion Midstream entered into a right of first offer agreement with Dominion as described in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to this agreement.

Contributions from Dominion

For the nine months ended September 30, 2015, Dominion contributed $613.3 million to Cove Point to fund capital expenditures related to the Liquefaction Project, including $341.5 million during the third quarter. In October 2015, Dominion contributed $113.2 million to Cove Point to fund capital expenditures related to the Liquefaction Project. In February 2015, Dominion contributed $1.3 million in cash to DCG to fund operations.

Transaction and transition costs incurred by the DCG Predecessor were attributed to Dominion Midstream and expensed in operations and maintenance expense in the Consolidated Statements of Income. At the time of the DCG Acquisition, Dominion Midstream settled amounts payable to Dominion of $1.0 million through equity contributions from Dominion.

Subsequent to the DCG Acquisition, Dominion allocated transaction and transition costs of $1.5 million to Dominion Midstream, of which Dominion did not seek reimbursement for $0.7 million as described further in Note 2.

Note 18. Income Taxes

Dominion Midstream is organized as an MLP, a pass-through entity for U.S. federal and state income tax purposes. Each unitholder is responsible for taking into account the unitholder’s respective share of Dominion Midstream’s items of taxable income, gain, loss and deduction in the preparation of income tax returns. Upon the closing of the Offering, Cove Point became a pass-through entity for U.S. federal and state income tax purposes. Effective April 1, 2015, the date of the DCG Acquisition, DCG is treated as a component of Dominion Midstream for income tax purposes. Accordingly, for the three months ended September 30, 2015, Dominion Midstream’s Consolidated Financial Statements do not include income taxes.

Prior to the completion of the Offering, Cove Point was not treated as a partnership for U.S. federal and state income tax purposes. Its business activities were included in the consolidated U.S. federal and certain state income tax returns of Dominion or DCPI. DCG operated as a taxable corporation at the time of Dominion’s acquisition of DCG. In March 2015, DCG converted to a single member limited liability company and as a result, became a disregarded entity for income tax purposes and was treated as a taxable division of its corporate parent. Its business activities from January 31, 2015 through March 31, 2015, will be included in the consolidated U.S. federal and certain state income tax returns of Dominion. Cove Point and DCG’s current income taxes were based on taxable income or loss, determined on a separate company basis, and, where applicable, settled in accordance with the principles of Dominion’s intercompany tax sharing agreement. The settlement of DCG’s federal and state income taxes payable and net deferred income taxes is reflected as an equity transaction in Dominion Midstream’s Consolidated Financial Statements.

For the nine months ended September 30, 2015 and 2014, the statutory U.S. federal income tax rate reconciles to the effective income tax rate as follows:

Nine Months Ended September 30,	2015	2014
U.S. statutory rate	35.0%	35.0%
Partnership income not subject to income taxes(1)	(33.6)	—
Increases resulting from:
State taxes, net of federal benefit(2)	0.1	3.2

Effective tax rate	1.5%	38.2%

(1)	Reflects the pass-through entity status of Dominion Midstream, including the operations of DCG subsequent to the DCG Acquisition, and Cove Point.
(2)	2015 amounts are attributable to the operations of DCG prior to the DCG Acquisition, and 2014 amounts are attributable to Cove Point.

See Note 15 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional information.

Note 19. Operating Segment

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

The following table presents segment information pertaining to Dominion Midstream’s operations:

	Dominion Energy	Corporate and Other	Total
(millions)
Three Months Ended September 30, 2015
Operating revenue	$103.1	$—	$103.1
Net income including noncontrolling interest and DCG Predecessor	48.8	—	48.8
Net income attributable to partners	18.0	—	18.0

Three Months Ended September 30, 2014
Operating revenue	$65.7	$—	$65.7
Net income including noncontrolling interest and DCG Predecessor	26.4	—	26.4

Nine Months Ended September 30, 2015
Operating revenue	$286.9	$—	$286.9
Net income including noncontrolling interest and DCG Predecessor	140.5	(1.7)	138.8
Net income including noncontrolling interest	137.2	(0.7)	136.5
Net income attributable to partners	48.1	(0.7)	47.4

Nine Months Ended September 30, 2014
Operating revenue	$245.8	$—	$245.8
Net income including noncontrolling interest and DCG Predecessor	75.2	—	75.2

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

We make forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to differ materially from predicted results. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other factors may cause actual results to differ materially from those indicated in any forward-looking statement. These factors include but are not limited to:

•	Unusual weather conditions and their effect on energy sales to customers and energy commodity prices;

•	Extreme weather events and other natural disasters, including, but not limited to, hurricanes, high winds, severe storms, earthquakes, flooding and changes in water availability that can cause outages and property damage to facilities;

•	Federal, state and local legislative and regulatory developments, including changes in federal and state tax laws and regulations;

•	Changes to federal, state and local environmental laws and regulations, including those related to climate change, the tightening of emission or discharge limits for GHGs and other emissions, more extensive permitting requirements and the regulation of additional substances;

•	The cost of environmental compliance, including those costs related to climate change;

•	Changes in enforcement practices of regulators relating to environmental and safety standards and litigation exposure for remedial activities;

•	Changes in regulator implementation of environmental and safety standards and litigation exposure for remedial activities;

•	Difficulty in anticipating mitigation requirements associated with environmental and other regulatory approvals;

•	Fluctuations in energy-related commodity prices and the effect these could have on our earnings, liquidity position and the underlying value of our assets;

•	Counterparty credit and performance risk;

•	Employee workforce factors;

•	Risks of operating businesses in regulated industries that are subject to changing regulatory structures;

•	The ability to negotiate and consummate acquisitions from Dominion and third parties and the impacts of such acquisitions;

•	Receipt of approvals for, and timing of, closing dates for acquisitions;

•	The timing and execution of our growth strategy;

•	Political and economic conditions, including inflation and deflation;

•	Domestic terrorism and other threats to our physical and intangible assets, as well as threats to cybersecurity;

•	The timing and receipt of regulatory approvals necessary for planned construction or any future expansion projects, including the overall development of the Liquefaction Project, and compliance with conditions associated with such regulatory approvals;

•	Changes in demand for our services, including industrial, commercial and residential growth or decline in our service areas, changes in supplies of natural gas delivered to our pipeline systems, failure to maintain or replace customer contracts on favorable terms, changes in customer growth or usage patterns, including as a result of energy conservation programs and the availability of energy efficient devices;

•	Additional competition in industries in which we operate;

•	Changes to regulated gas transportation rates collected by us;

•	Changes in operating, maintenance and construction costs;

•	Adverse outcomes in litigation matters or regulatory proceedings;

•	The impact of operational hazards, including adverse developments with respect to pipeline and plant safety or integrity, equipment loss, malfunction or failure, operator error, and other catastrophic events;

•	The inability to complete planned construction, conversion or expansion projects, including the Liquefaction Project, at all, or with the outcomes or within the terms and time frames initially anticipated;

•	Contractual arrangements to be entered into with or performed by our customers substantially in the future, including any revenues anticipated thereunder and any possibility of termination and inability to replace such contractual arrangements;

•	Capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;

•	Fluctuations in interest rates and increases in our level of indebtedness;

•	Changes in availability and cost of capital;

•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies; and

•	Conflicts of interest with Dominion and its affiliates.

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

EBITDA, Adjusted EBITDA and Distributable Cash Flow

EBITDA represents net income including noncontrolling interest and DCG Predecessor before interest and related charges, income tax and depreciation and amortization. Adjusted EBITDA represents EBITDA after adjustment for the EBITDA attributable to the DCG Predecessor and a noncontrolling interest in Cove Point held by Dominion subsequent to the Offering. Subsequent to the DCG Acquisition in the second quarter of 2015, we define distributable cash flow as Adjusted EBITDA less maintenance capital expenditures, less interest expense and adjusted for known timing differences between cash and income. During the first quarter of 2015, the remaining net proceeds from the Offering were used to fund capital expenditures. As a result, the reconciliation of distributable cash flow no longer includes adjustments for expansion capital expenditures or the use of net proceeds from the Offering. All periods presented reflect the adjustments described above.

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

Factors Impacting Comparability of Our Financial Results

As of September 30, 2015, there have been no significant changes with regard to the factors impacting comparability of our financial results as disclosed in MD&A in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014 and in Dominion Midstream’s Quarterly Report on Form 10-Q for the six months ended June 30, 2015. The factors disclosed included the DCG Acquisition, import contracts, the Liquefaction Project, income taxes and general and administrative expenses.

On August 14, 2015, Dominion Midstream entered into Contribution Agreements with NG and NJNR. On September 29, 2015, pursuant to the Contribution Agreements, Dominion Midstream acquired a 25.93% noncontrolling partnership interest in Iroquois, consisting of NG’s 20.4% and NJNR’s 5.53% partnership interests in Iroquois and, in exchange, Dominion Midstream issued common units representing limited partnership interests in Dominion Midstream to both NG (6,783,373 common units) and NJNR (1,838,932 common units). The number of units was based on the volume-weighted average trading price of Dominion Midstream’s common units for the five trading days prior to August 14, 2015, or $33.23 per unit. The acquisition of the 25.93% noncontrolling partnership interest in Iroquois supports the expansion of Dominion Midstream’s portfolio of natural gas terminaling, processing, storage, transportation and related assets. The Iroquois investment, accounted for under the equity method, was recorded at $216.4 million based on the value of Dominion Midstream’s common units at closing, including $0.4 million of external transaction costs.

Accounting Matters

Critical Accounting Policies and Estimates

As of September 30, 2015, there have been no significant changes to the critical accounting policies and estimates disclosed in MD&A in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014. The policies previously disclosed included the accounting for regulated operations, use of estimates in goodwill impairment testing and use of estimates in long-lived asset impairment testing.

Results of Operations

Presented below are selected amounts related to Dominion Midstream’s results of operations:

	Third Quarter			Year-To-Date
	2015	2014	$ Change	2015	2014	$ Change
(millions)
Operating revenue	$103.1	$65.7	$37.4	$286.9	$245.8	$41.1
Purchased gas	23.4	2.4	21.0	52.8	55.5	(2.7)

Net revenue	79.7	63.3	16.4	234.1	190.3	43.8

Other operations and maintenance	13.8	7.0	6.8	43.1	28.2	14.9
Depreciation and amortization	9.9	7.8	2.1	30.4	23.5	6.9
Other taxes	7.3	5.7	1.6	20.0	16.8	3.2
Other income (expense)	0.2	(0.1)	0.3	0.6	(0.1)	0.7
Interest and related charges	0.1	—	0.1	0.3	—	0.3
Income tax expense	—	16.3	(16.3)	2.1	46.5	(44.4)

Net income including noncontrolling interest and DCG Predecessor	$48.8	$26.4	$22.4	$138.8	$75.2	$63.6

Less: Net income attributable to DCG Predecessor	—			2.3
Less: Net income attributable to noncontrolling interest	30.8			89.1

Net income attributable to partners	$18.0			$47.4

EBITDA	$58.8	$50.5	$8.3	$171.6	$145.2	$26.4

Adjusted EBITDA	$20.3			$52.0

Distributable cash flow	$19.8			$51.0

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measure for each year. The Adjusted EBITDA measure is not applicable to the three and nine month periods ended September 30, 2014.

	Third Quarter		Year-To-Date
	2015	2014	2015	2014
(millions)
Adjustments to reconcile net income including noncontrolling interest and DCG Predecessor to EBITDA and Adjusted EBITDA:
Net income including noncontrolling interest and DCG Predecessor	$48.8	$26.4	$138.8	$75.2
Add:
Depreciation and amortization	9.9	7.8	30.4	23.5
Interest and related charges	0.1	—	0.3	—
Income tax expense	—	16.3	2.1	46.5

EBITDA	$58.8	$50.5	$171.6	$145.2

EBITDA attributable to DCG Predecessor	—		5.7
EBITDA attributable to noncontrolling interest	38.5		113.9

Adjusted EBITDA	$20.3		$52.0

The following table presents a reconciliation of distributable cash flow to the most directly comparable GAAP financial measure for the three and nine month periods ended September 30, 2015. This measure is not applicable to the three and nine month periods ended September 30, 2014.

	Third Quarter 2015	Year-To- Date 2015
(millions)
Adjustments to reconcile net cash provided by operating activities to distributable cash flow:
Net cash provided by operating activities	$70.9	$195.6
Less:
Cash attributable to noncontrolling interest(1)	48.9	128.9
Cash attributable to DCG Predecessor(2)	—	10.4
Other changes in working capital and noncash adjustments	(1.7)	(4.3)

Adjusted EBITDA	20.3	52.0
Adjustments to cash:
Plus: Other taxes(3)	1.3	2.5
Plus: Deferred revenue(4)	3.0	4.0
Less: Amortization of regulatory liability(5)	(0.7)	(1.4)
Less: Maintenance capital expenditures(6)	(3.6)	(6.0)
Plus: Transition costs funded by Dominion	—	0.7
Less: Interest expense and AFUDC equity	(0.5)	(0.9)
Plus: Non-cash director compensation	—	0.1

Distributable cash flow	$19.8	$51.0

(1)	The Preferred Equity Interest is a perpetual, non-convertible preferred equity interest entitled to the Preferred Return Distributions. Any excess in cash available over the $50.0 million is attributable to the noncontrolling interest held by Dominion but not available for distribution until the distribution reserve has been fully funded.
(2)	Represents net cash provided by operating activities of DCG from January 31, 2015, the inception date of common control, through March 31, 2015, the date just prior to Dominion Midstream acquiring DCG.
(3)	Adjustment to reflect the timing difference between cash paid for property taxes and the amount recognized into expense.

(4)	Adjustment to reflect the difference between cash received and revenue recognized related to facilities payments that are deferred and will be recognized over the related customer contract periods.
(5)	Represents the monetization of a bankruptcy claim being amortized into income through February 2024.
(6)	For the three and nine months ended September 30, 2015, amount excludes $1.6 million and $8.9 million, respectively, of Dominion funded maintenance capital expenditures related to the Cove Point LNG Facility and Cove Point Pipeline. Dominion has indicated that it intends to continue providing the funding necessary for such expenditures, but it is under no obligation to do so. In addition, the nine month period ended September 30, 2015 excludes $1.3 million of maintenance capital expenditures incurred by the DCG Predecessor.

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

An analysis of Dominion Midstream’s results of operations follows:

Third Quarter 2015 vs. 2014

Net revenue increased 26% primarily related to increased transportation and storage revenue as a result of the DCG Acquisition. Operating revenue and purchased gas increased approximately $21.0 million due to the receipt of one LNG cooling cargo during the third quarter of 2015. No LNG cooling cargo was received during the period in 2014.

Other operations and maintenance increased 97%, primarily due to the DCG Acquisition.

Depreciation and amortization increased 27% primarily due to the DCG Acquisition.

Other taxes increased 28% primarily due to the DCG Acquisition.

Income tax expense decreased $16.3 million as a result of Dominion Midstream’s treatment as a pass-through entity for federal and state income tax purposes effective October 20, 2014.

Year-To-Date 2015 vs. 2014

Net revenue increased 23%, primarily related to increased transportation and storage revenue as a result of the DCG Acquisition. Operating revenue and purchased gas increased approximately $21.0 million due to the receipt of two LNG cooling cargoes during the nine months ended September 30, 2015 as compared to one LNG cooling cargo during the same period in 2014. This increase was partially offset by pricing declines related to the LNG cooling cargo during 2015 ($20.6 million).

Other operations and maintenance increased 53%, primarily due to the DCG Acquisition ($16.5 million), corporate general and administrative costs associated with operating as a stand-alone publicly traded partnership ($1.9 million) and certain transition service costs associated with the DCG Acquisition ($2.5 million). This increase was partially offset by a decrease of $6.0 million in stakeholder outreach expenditures associated with the Liquefaction Project.

Depreciation and amortization increased 29% primarily due to the DCG Acquisition ($5.4 million) and accelerated depreciation from 2015 asset retirements associated with the Liquefaction Project ($1.5 million).

Other taxes increased 19% primarily due to the DCG Acquisition.

Income tax expense decreased $46.5 million as a result of Dominion Midstream’s treatment as a pass-through entity for federal and state income tax purposes effective October 20, 2014, partially offset by $2.1 million of income taxes attributable to the DCG Predecessor.

Segment Results of Operations

Presented below is a summary of contributions by Dominion Midstream’s operating segment to net income including noncontrolling interest and DCG Predecessor:

	Third Quarter			Year-To-Date
	2015	2014	$ Change	2015	2014	$ Change
(millions)
Dominion Energy	$48.8	$26.4	$22.4	$140.5	$75.2	$65.3
Corporate and Other	—	—	—	(1.7)	—	(1.7)

Consolidated	$48.8	$26.4	$22.4	$138.8	$75.2	$63.6

Dominion Energy

The following table summarizes, on an after-tax basis, the key factors impacting Dominion Energy’s contribution to net income including noncontrolling interest and DCG Predecessor. Subsequent to October 20, 2014, Dominion Midstream, as a pass-through entity, is generally not subject to income taxes.

	Third Quarter 2015 vs. 2014 Increase/(Decrease)	Year-To-Date 2015 vs. 2014 Increase/(Decrease)
(millions)
Stakeholder outreach expenses for the Liquefaction Project	$—	$4.2
Absence of income taxes subsequent to the Offering	16.3	46.5
DCG Acquisition	7.1	17.6
Accelerated depreciation	—	(0.9)
Other	(1.0)	(2.1)

Change in net income contribution	$22.4	$65.3

Corporate and Other

Corporate and Other includes items attributable to Dominion Midstream’s operating segment that are not included in profit measures evaluated by executive management in assessing segment performance or in allocating resources among the segments. Corporate and Other expenses increased $1.7 million during the nine months ended September 30, 2015 due to certain transition service costs associated with the DCG Acquisition. There were no such costs in the nine months ended September 30, 2014.

Liquidity and Capital Resources

Overview

Dominion Midstream’s ongoing principal sources of liquidity may include distributions received from Cove Point from our Preferred Equity Interest, cash generated from operations of DCG, distributions received from our noncontrolling partnership interest in Iroquois, borrowings under our credit facility with Dominion and issuances of debt and equity securities. We believe that cash from these sources will be sufficient to pay distributions while continuing to meet our short-term working capital requirements and our long-term capital expenditure requirements. We expect to have sufficient distributable cash flow to pay the minimum quarterly distribution of $0.1750 per common unit and subordinated unit, which equates to $13.6 million per quarter, or $54.4 million per year in the aggregate, based on the number of common units and subordinated units outstanding at September 30, 2015. However, we do not have a legal or contractual obligation to pay distributions quarterly or on any other basis or at the minimum quarterly distribution rate or at any other rate, and there is no guarantee that we will pay distributions to our unitholders in any quarter.

Outstanding Indebtedness

In connection with the Offering, Dominion Midstream entered into a $300 million credit facility with Dominion, allowing it to competitively pursue acquisitions and future organic growth opportunities or to otherwise meet its financial needs. In June 2015, we borrowed $5.9 million against the credit facility to fund expansion capital expenditures.

On April 1, 2015, in connection with the DCG Acquisition, Dominion Midstream issued a two-year, $300.8 million senior unsecured promissory note payable to Dominion, as adjusted for working capital, at an annual interest rate of 0.6%. Interest on the note is payable quarterly, and all principal and accrued interest is due and payable at maturity on April 1, 2017, which under certain conditions can be extended at the option of Dominion Midstream to October 1, 2017.

See Notes 14 and 17 to the Consolidated Financial Statements.

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

For the nine months ended September 30, 2015, Dominion Midstream paid total capital expenditures of $850.0 million (of which $2.4 million relates to DCG Predecessor and was funded by Dominion), which included $16.2 million of maintenance capital expenditures.

Our significant capital projects, all of which are expansion projects, are described further below:

•	Total costs of developing the Liquefaction Project are estimated to be $3.4 billion to $3.8 billion, excluding financing costs. Through September 30, 2015, Cove Point incurred $1.9 billion of development and construction costs associated with the Liquefaction Project. We caused Cove Point to use the net proceeds contributed to it from the Offering to fund a portion of development and construction costs associated with the Liquefaction Project.

•	Total costs of the St. Charles Transportation Project and Keys Energy Project are estimated to be approximately $30 million and $40 million, respectively. Through September 30, 2015, we incurred $7 million of costs associated with these projects. Service under each 20-year contract is expected to commence in June 2016 for the St. Charles Transportation Project and March 2017 for the Keys Energy Project.

•	Total costs of the Edgemoor Project are estimated to be approximately $35 million. Through September 30, 2015, approximately $29 million of costs had been incurred, of which Dominion Midstream incurred $12 million subsequent to the DCG Acquisition. FERC approved the Edgemoor project in February 2015 and construction commenced in March 2015. The project is expected to be placed into service in the last quarter of 2015.

•	Total costs of the Columbia to Eastover Project are estimated to be approximately $35 million. Through September 30, 2015, approximately $6 million of costs had been incurred, of which Dominion Midstream incurred $2 million subsequent to the DCG Acquisition. In May 2015, DCG filed an application to request FERC authorization to construct and operate the project facilities, which are expected to be placed into service in the second quarter of 2016.

•	In 2014, DCG executed binding precedent agreements with three customers for the Transco to Charleston project. The project is expected to cost approximately $120 million, and provide 80,000 Dths per day of firm transportation service from an existing interconnect with Transco in Spartanburg County, South Carolina to customers in Dillon, Marlboro, Sumter, Charleston, Lexington and Richland Counties, South Carolina. Through September 30, 2015, approximately $3 million of costs had been incurred, all of which Dominion Midstream incurred subsequent to the DCG Acquisition. In July 2015, DCG requested authorization to utilize the FERC pre-filing process. DCG expects to file the application to request FERC authorization to construct and operate the project facilities in the first quarter of 2016. The project is expected to be placed into service in the fourth quarter of 2017.

Dominion has indicated that it intends to provide the funding necessary for the remaining construction costs and other capital expenditures of Cove Point, including the Liquefaction Project, St. Charles Transportation Project and Keys Energy Project, but it is under no contractual obligation to do so and has not secured all of the funding necessary to cover these costs, as it intends to finance these costs as they are incurred using its consolidated operating cash flows in addition to proceeds from capital markets transactions. However, Dominion has entered into guarantee arrangements on behalf of Cove Point to facilitate the Liquefaction Project, including guarantees supporting the terminal services and transportation agreements as well as the engineering, procurement and construction contract for the Liquefaction Project. Two of the guarantees have no stated limit, one guarantee has a $150 million limit and one guarantee has a $1.75 billion aggregate limit with an annual draw limit of $175 million. In the event that Dominion does not satisfy its obligations under these guarantee arrangements or otherwise does not agree to provide the funding necessary for the remaining development costs and other capital expenditures of Cove Point, or is unable to obtain such funding in the amounts required or on terms acceptable to Dominion, Cove Point would require substantial external debt or equity financing to complete the construction of the Liquefaction Project, St. Charles Transportation Project and Keys Energy Project.

Distributions

Distributions are declared subsequent to quarter end. The table below summarizes the quarterly cash distributions declared during 2015.

Quarterly Period Ended	Total Quarterly Distribution (per unit)		Total Cash Distribution (in millions)	Date of Declaration	Date of Record	Date of Distribution
December 31, 2014	0.1389	(1)	$8.9	January 23, 2015	February 3, 2015	February 13, 2015
March 31, 2015	0.1750		$12.1	April 22, 2015	May 5, 2015	May 15, 2015
June 30, 2015	0.1875		$12.9	July 17, 2015	August 4, 2015	August 14, 2015
September 30, 2015	0.2000		$15.5	October 23, 2015	November 3, 2015	November 13, 2015

(1)	For the period subsequent to the Offering through December 31, 2014, the initial quarterly cash distribution was calculated as the minimum quarterly distribution of $0.1750 per unit prorated for the portion of the quarter subsequent to the Offering.

Cash Flows

A summary of cash flows is presented below:

	2015	2014
(millions)
Cash and cash equivalents at January 1	$175.4	$11.2
Cash flows provided by (used in):
Operating activities	195.6	109.5
Investing activities	(850.4)	(354.3)
Financing activities	586.4	233.6

Net decrease in cash and cash equivalents	(68.4)	(11.2)

Cash and cash equivalents at September 30	$107.0	$—

Operating Cash Flows

In the first nine months of 2015, net cash provided by Dominion Midstream’s operating activities increased by $86.1 million, primarily due to the absence of federal and state income taxes as a result of our treatment as a pass-through entity for federal and state tax purposes effective October 20, 2014, the closing date of the Offering, net changes in working capital items and the DCG Acquisition.

Investing Cash Flows

In the first nine months of 2015, net cash used in Dominion Midstream’s investing activities increased by $496.1 million, primarily due to higher expenditures for the Liquefaction Project.

Financing Cash Flows

In the first nine months of 2015, net cash provided by Dominion Midstream’s financing activities increased $352.8 million, primarily due to higher capital contributions from Dominion to fund the Liquefaction Project, partially offset by the payment of quarterly distributions to unitholders.

Customer Concentration

Dominion Midstream provides service to approximately seventy customers, including the Storage Customers, marketers or end users and the Import Shippers. The two largest customers comprised approximately 71% of the total transportation and storage revenues for each of the three and nine months ended September 30, 2015. See Note 16 to the Consolidated Financial Statements for additional information.

Contractual Obligations

As of September 30, 2015, there have been no material changes outside the ordinary course of business to Dominion Midstream’s contractual obligations as disclosed in MD&A in the Dominion Midstream Annual Report on Form 10-K for the year ended December 31, 2014 and as disclosed in MD&A in the Dominion Midstream Quarterly Report on Form 10-Q for the six months ended June 30, 2015.

Off-Balance Sheet Arrangements

Other than the holding of surety bonds as discussed in Note 15 to the Consolidated Financial Statements, Dominion Midstream had no off-balance sheet arrangements at September 30, 2015.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of the Consolidated Financial Statements that may impact Dominion Midstream’s future results of operations, financial condition and/or cash flows. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014 and Future Issues and Other Matters in MD&A in Dominion Midstream’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

Environmental Matters

Dominion Midstream is subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note 12 in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014 and Note 15 in the Consolidated Financial Statements in this report for additional information on various environmental matters.

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

In January 2015, as part of its Climate Action Plan, the EPA announced plans to reduce methane emissions from the oil and gas sector including natural gas processing and transmission sources. In July 2015, the EPA announced the next generation of its voluntary Natural Gas STAR program, the Natural Gas STAR Methane Challenge Program. The proposed program covers the entire natural gas sector from production to distribution, with more emphasis on transparency and increased reporting for both annual emissions and reductions achieved through implementation measures. Until these regulations and guidelines are finalized, we are unable to predict future requirements or estimate compliance costs with certainty.

In October 2015, the EPA issued a final rule tightening the ozone standard from 75 ppb to 70 ppb. The EPA is expected to complete attainment designations for a new standard by December 2017 and states will have until 2020 or 2021 to develop plans to address the new standard. The Cove Point Facilities and two compressor stations (one electric) in northern Virginia are located in areas that are designated nonattainment under the previous standard and are expected to retain nonattainment status under the new, more stringent standard. The rule is not expected to result in nonattainment status for any areas where DCG operates. Until the states have developed implementation plans, Dominion Midstream is unable to predict whether or to what extent the new rules will ultimately require additional controls.

In August 2015, the EPA issued final carbon standards for existing fossil fuel power plants. Known as the Clean Power Plan, the rule uses a set of measures for reducing emissions from existing sources that includes efficiency improvements at coal plants, displacing coal-fired generation with increased utilization of natural gas combined cycle units and expanding renewable resources. The new rule requires states to meet state-by-state emission rate or intensity-based carbon dioxide binding goals or limits. States are required to submit interim plans to the EPA by summer 2016 identifying how they will comply with the rule, with final plans due by September 2018. Dominion Midstream cannot predict the impact of this rule on its financial performance at this time.

In September 2015, the EPA issued a proposed NSPS to regulate methane and VOC emissions from transportation and storage, gathering and boosting, production and processing facilities. All projects which commence construction after September 2015 will be required to comply with this regulation. Dominion Midstream is currently evaluating the proposed regulation and cannot predict future requirements or estimate compliance costs.

Legal Matters

See Item 3. Legal Proceedings in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014, Notes 7 and 8 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings in Dominion Midstream’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, Notes 10 and 13 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings in Dominion Midstream’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and Notes 11 and 15 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings in this report for additional information on various legal matters.

In January 2015, DCG, while it was a subsidiary of SCANA, self-reported potentially non-compliant natural gas pipeline exposure maintenance activities to the U.S. Army Corps of Engineers. During pipeline maintenance activities, it was discovered that prior authorization had not been obtained from the U.S. Army Corps of Engineers for seventeen locations that involved the additions of fill, culverts and concrete mats. In June 2015, DCG submitted a draft CRA to the U.S. Army Corps of Engineers with proposed plans for rehabilitation and minimization of potential adverse impacts to water bodies and proposed to apply for after-the-fact permits. Dominion Midstream expects SCANA will provide funding for all material costs, if any, to satisfy the requirements imposed by the U.S. Army Corps of Engineers as required by the CRA.

Regulatory Matters

See Note 9 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014, Note 7 in Dominion Midstream’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, Note 10 in Dominion Midstream’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and Note 11 in this report for additional information on various regulatory matters.

ITEM 3.

QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Upon the closing of the Offering, we entered into a $300 million variable rate revolving credit facility with Dominion. We may hedge the interest on portions of our borrowings under the credit facility from time-to-time in order to manage risks associated with floating interest rates. As of September 30, 2015, we have $5.9 million outstanding indebtedness against the credit facility. A hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at September 30, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Senior management of Dominion Midstream’s general partner, including the general partner’s CEO and CFO, evaluated the effectiveness of Dominion Midstream’s disclosure controls and procedures as of September 30, 2015, the end of the period covered by this report. Based on this evaluation process, the CEO and CFO of Dominion Midstream’s general partner have concluded that Dominion Midstream’s disclosure controls and procedures are effective.

During the quarter ended September 30, 2015, there were no changes in Dominion Midstream’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Dominion Midstream’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time Dominion Midstream may be alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed or agreed to by Dominion Midstream, as applicable, or permits issued by various local, state or federal agencies for the construction or operation of facilities. Administrative proceedings may also be pending on these matters. In addition, in the ordinary course of business Dominion Midstream may be involved in various legal proceedings.

See Notes 11 and 15 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2014, which information is incorporated herein by reference, for discussion of various environmental and other regulatory proceedings to which Dominion Midstream is a party.

ITEM 1A. RISK FACTORS

Dominion Midstream’s business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond its control. A number of these factors have been identified in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, which should be taken into consideration when reviewing the information contained in this report. Other than the risk factor discussed below, there have been no material changes with regard to the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in Part I. Item 2. MD&A.

Our cash generating assets are the Preferred Equity Interest, DCG, and our equity method investment in Iroquois, the cash receipts from which may not be sufficient following the establishment of cash reserves and payment of costs and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay the minimum quarterly distribution to our unitholders. Our sources of cash are funds we receive from (i) Cove Point on the Preferred Equity Interest, which we expect will result in an annual payment to us of $50.0 million, (ii) DCG’s operations and (iii) distributions received on/with respect to our interest in Iroquois, which we expect will generate sufficient cash to enable us to pay the minimum quarterly distributions on the common and subordinated units. These sources may not generate sufficient cash from operations following the establishment of cash reserves and payment of costs and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay the minimum quarterly distribution to our unitholders. The amount of cash we can distribute on our common and subordinated units is almost entirely dependent upon Cove Point’s ability to generate Net Operating Income, DCG’s ability to generate cash from operations and Iroquois’ ability to make distributions to its partners. Due to our relative lack of asset diversification, an adverse development at Cove Point, DCG or Iroquois would have a significantly greater impact on our financial condition and results of operations than if we maintained a more diverse portfolio of assets. Cove Point’s ability to make payments on the Preferred Equity Interest, DCG’s cash generated from operations and Iroquois’ ability to make distributions to its partners will depend on several factors beyond our control, some of which are described in our previously disclosed risk factors.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1	Contribution Agreement by and among North East Transmission Co., Inc., National Grid IGTS Corp., Dominion Midstream Partners, LP and Iroquois GP Holding Company, LLC, dated as August 14, 2015 (Exhibit 2.1, Form 8-K filed August 17, 2015, File No. 1-36684).

2.2	Contribution Agreement by and among NJNR Pipeline Company, Dominion Midstream Partners, LP and Iroquois GP Holding Company, LLC, dated as August 14, 2015 (Exhibit 2.2, Form 8-K filed August 17, 2015, File No. 1-36684).

3.1	Certificate of Limited Partnership of Dominion Midstream Partners, LP (Exhibit 3.1, Form S-1 Registration Statement filed March 28, 2014, File No. 333-194864).

3.2	First Amended and Restated Agreement of Limited Partnership of Dominion Midstream Partners, LP, dated October 20, 2014, by and between Dominion Midstream GP, LLC and Dominion MLP Holding Company, LLC (Exhibit 3.1, Form 8-K filed October 20, 2014, File No. 1-36684).

10.1	Registration Rights Agreement by and among Dominion Midstream Partners, LP, North East Transmission Co., Inc. and National Grid IGTS Corp., dated as of September 29, 2015 (Exhibit 10.1, Form 8-K filed September 29, 2015, File No. 1-36684).

10.2	Registration Rights Agreement by and between Dominion Midstream Partners, LP and NJNR Pipeline Company, dated as of September 29, 2015 (Exhibit 10.2, Form 8-K filed September 29, 2015, File No. 1-36684).

31.a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.b	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial statements from Dominion Midstream’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 3, 2015, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Equity and Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION MIDSTREAM PARTNERS, LP Registrant

By: Dominion Midstream GP, LLC, its general partner

November 3, 2015	/s/ Michele L. Cardiff
Michele L. Cardiff
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1	Contribution Agreement by and among North East Transmission Co., Inc., National Grid IGTS Corp., Dominion Midstream Partners, LP and Iroquois GP Holding Company, LLC, dated as August 14, 2015 (Exhibit 2.1, Form 8-K filed August 17, 2015, File No. 1-36684).

2.2	Contribution Agreement by and among NJNR Pipeline Company, Dominion Midstream Partners, LP and Iroquois GP Holding Company, LLC, dated as August 14, 2015 (Exhibit 2.2, Form 8-K filed August 17, 2015, File No. 1-36684).

3.1	Certificate of Limited Partnership of Dominion Midstream Partners, LP (Exhibit 3.1, Form S-1 Registration Statement filed March 28, 2014, File No. 333-194864).

3.2	First Amended and Restated Agreement of Limited Partnership of Dominion Midstream Partners, LP, dated October 20, 2014, by and between Dominion Midstream GP, LLC and Dominion MLP Holding Company, LLC (Exhibit 3.1, Form 8-K filed October 20, 2014, File No. 1-36684).

10.1	Registration Rights Agreement by and among Dominion Midstream Partners, LP, North East Transmission Co., Inc. and National Grid IGTS Corp., dated as of September 29, 2015 (Exhibit 10.1, Form 8-K filed September 29, 2015, File No. 1-36684).

10.2	Registration Rights Agreement by and between Dominion Midstream Partners, LP and NJNR Pipeline Company, dated as of September 29, 2015 (Exhibit 10.2, Form 8-K filed September 29, 2015, File No. 1-36684).

31.a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.b	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial statements from Dominion Midstream’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 3, 2015, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Equity and Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.