Form 10-Q
period 2016-03-31
Dominion Midstream Partners, LP
filed 2016-05-05
CIK 1603286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 45,722,371 common units and 31,972,789 subordinated units outstanding as of April 15, 2016.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Cove Point,” “the Predecessor,” “our predecessor,” and “we,” “our,” “us,” “our partnership” or like terms when used in a historical context (period prior to October 20, 2014), refer to Dominion Cove Point LNG, LP as our predecessor for accounting purposes. When used in the present tense or prospectively (periods beginning October 20, 2014), “Dominion Midstream,” “we,” “our,” “us” or like terms refer to Dominion Midstream Partners, LP; one of its wholly-owned subsidiaries, Cove Point GP Holding Company, LLC, Iroquois GP Holding Company, LLC or Dominion Carolina Gas Transmission, LLC (beginning April 1, 2015); or all of them taken as a whole.

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition
2005 Agreement	An agreement effective March 1, 2005, which Cove Point entered into with the Sierra Club and the Maryland Conservation Council, Inc.

Additional Return Distributions	The additional cash distribution equal to 3.0% of Cove Point’s Modified Net Operating Income in excess of $600 million distributed each year

Adjusted EBITDA	EBITDA after adjustment for EBITDA attributable to the DCG Predecessor and a noncontrolling interest in Cove Point held by Dominion subsequent to the Offering, less income from equity method investee, plus distributions from equity method investee

AFUDC	Allowance for funds used during construction

CAA	Clean Air Act

CEO	Chief Executive Officer

CFO	Chief Financial Officer

Columbia to Eastover Project	Project to provide 15,800 Dths/day of firm transportation service from an existing interconnect with Southern Natural Gas Company, LLC in Aiken County, South Carolina and provide for a receipt point change of 2,200 Dths/day under an existing contract from an existing interconnect with Transco in Cherokee County, South Carolina for a total 18,000 Dths/day, to a new delivery point for the International Paper Company at its pulp and paper mill known as the Eastover Plant in Richland County, South Carolina

Cove Point	Dominion Cove Point LNG, LP

Cove Point LNG Facility	An LNG import/regasification and storage facility located on the Chesapeake Bay in Lusby, Maryland owned by Cove Point

Cove Point Pipeline	An approximately 136-mile natural gas pipeline owned by Cove Point that connects the Cove Point LNG Facility to interstate natural gas pipelines

CPCN	Certificate of Public Convenience and Necessity

DCG	Dominion Carolina Gas Transmission, LLC (successor by statutory conversion to and formerly known as Carolina Gas Transmission Corporation)

DCG Acquisition	The acquisition of DCG by Dominion Midstream from Dominion on April 1, 2015

DCG Predecessor	Dominion as the predecessor for accounting purposes for the period from Dominion’s acquisition of DCG from SCANA on January 31, 2015 until the DCG Acquisition

DCGS	Dominion Carolina Gas Services, Inc.

Dominion	The legal entity, Dominion Resources, Inc., one or more of its consolidated subsidiaries (other than Dominion Midstream GP, LLC and its subsidiaries) or operating segments or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries

Dominion Midstream	The legal entity, Dominion Midstream Partners, LP, one or more of its consolidated subsidiaries, Cove Point GP Holding Company, LLC, Iroquois GP Holding Company, LLC and DCG (beginning April 1, 2015), or the entirety of Dominion Midstream Partners, LP and its consolidated subsidiaries

Dominion Payroll	Dominion Payroll Company, Inc.

DRS	Dominion Resources Services, Inc.

Dth	Dekatherm

EBITDA	Earnings before interest and associated charges, income tax expense, depreciation and amortization

EPA	Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

GAAP	U.S. generally accepted accounting principles

GHG	Greenhouse gas

IDR	Incentive distribution right

Import Shippers	The three LNG import shippers consisting of BP Energy Company, Shell NA LNG, Inc. and Statoil Natural Gas, LLC

Iroquois	Iroquois Gas Transmission System, L.P.

Keys Energy Project	Project to provide 107,000 Dths/day of firm transportation service from Cove Point’s interconnect with Transco in Fairfax County, Virginia to Keys Energy Center, LLC’s power generating facility in Prince George’s County, Maryland

Liquefaction Project	A natural gas export/liquefaction facility currently under construction by Cove Point

LNG	Liquefied natural gas

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MLP	Master limited partnership, equivalent to publicly traded partnership

Abbreviation or Acronym	Definition

Modified Net Operating Income	Cove Point’s Net Operating Income plus any interest expense included in the computation of Net Operating Income

Net Operating Income	Cove Point’s gross revenues from operations minus its interest expense and operating expenses, but excluding depreciation and amortization, as determined for U.S. federal income tax purposes

NGA	Natural Gas Act of 1938, as amended

Offering	The initial public offering of common units of Dominion Midstream

organizational design initiative	In the first quarter of 2016, Dominion announced an organizational design initiative that will reduce its total workforce during 2016, the goal of which was to streamline its leadership structure and push decision making lower while also improving efficiency

Preferred Equity Interest	A perpetual, non-convertible preferred equity interest in Cove Point entitled to the Preferred Return Distributions and the Additional Return Distributions

Preferred Return Distributions	The first $50.0 million of annual cash distributions made by Cove Point

SCANA	SCANA Corporation

SEC	Securities and Exchange Commission

St. Charles Transportation Project	Project to provide 132,000 Dths/day of firm transportation service from Cove Point’s interconnect with Transco in Fairfax County, Virginia to Competitive Power Venture Maryland, LLC’s power generating facility in Charles County, Maryland

Storage Customers	The four local distribution companies that receive firm peaking services from Cove Point, consisting of: Atlanta Gas Light Company, Public Service Company of North Carolina, Incorporated, Virginia Natural Gas, Inc. and Washington Gas Light Company

Transco	Transcontinental Gas Pipe Line Company, LLC

Transco to Charleston Project	Project to provide 80,000 Dths/day of firm transportation service from an existing interconnect with Transco in Spartanburg County, South Carolina to customers in Dillon, Marlboro, Sumter, Charleston, Lexington and Richland counties, South Carolina

VIE	Variable interest entity

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2016	2015
(millions, except per unit data)
Operating Revenue(1)	$83.0	$78.4

Operating Expenses
Purchased gas(1)	0.9	3.9
Other operations and maintenance:
Affiliated suppliers	9.4	4.8
Other	10.6	8.5
Depreciation and amortization	10.0	10.6
Other taxes	7.3	5.9

Total operating expenses	38.2	33.7

Income from operations	44.8	44.7
Earnings from equity method investee	6.4	—
Other income	0.5	0.2
Interest and related charges (benefit)(1)	(0.1)	—

Income from operations including noncontrolling interest before income taxes	51.8	44.9
Income tax expense	—	2.1

Net income including noncontrolling interest and DCG Predecessor	$51.8	$42.8

Less: Net income attributable to DCG Predecessor	—	2.3

Net income including noncontrolling interest	51.8	40.5
Less: Net income attributable to noncontrolling interest	28.7	28.7

Net income attributable to partners	$23.1	$11.8

Net income attributable to partners’ ownership interest
General partner’s interest in net income	$0.4	$—
Common unitholders’ interest in net income	13.4	5.9
Subordinated unitholder’s interest in net income	9.3	5.9
Net income per limited partner unit (basic and diluted)
Common units	$0.29	$0.19
Subordinated units	0.29	0.19
(1)	See Note 14 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

DOMINION MIDSTREAM PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$35.4	$35.0
Customer and other receivables	25.9	27.0
Affiliated receivables	6.2	6.2
Prepayments	5.6	10.6
Materials and supplies	12.5	12.5
Regulatory assets	2.5	1.7
Other(1)	3.0	2.8

Total current assets	91.1	95.8

Investment in Equity Method Affiliate	221.1	220.5

Property, Plant and Equipment
Property, plant and equipment	4,143.7	3,845.7
Accumulated depreciation and amortization	(359.2)	(351.0)

Total property, plant and equipment, net	3,784.5	3,494.7

Deferred Charges and Other Assets
Goodwill	295.5	295.5
Intangible assets, net	15.5	15.8
Regulatory assets	2.7	2.5
Other	0.7	0.4

Total deferred charges and other assets	314.4	314.2

Total assets	$4,411.1	$4,125.2

(1)	See Note 14 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

DOMINION MIDSTREAM PARTNERS, LP

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

	March 31, 2016	December 31, 2015
(millions)
LIABILITIES AND EQUITY AND PARTNERS’ CAPITAL
Current Liabilities
Accounts payable	$11.7	$8.6
Payables to affiliates	8.6	5.2
Accrued payroll and taxes	2.9	6.0
Regulatory liabilities	5.1	6.7
Dominion credit facility borrowings	9.5	5.9
Deferred revenue	1.0	4.2
Natural gas imbalances(1)	3.6	1.0
CPCN obligation	8.0	8.0
Other	13.3	14.4

Total current liabilities	63.7	60.0

Affiliated Long-Term Debt	300.8	300.8

Deferred Credits and Other Liabilities
Pension and other postretirement benefit liabilities(1)	5.3	5.0
Regulatory liabilities	66.9	66.7
CPCN obligation	29.1	29.0
Asset retirement obligation	12.5	13.0
Deferred revenue	11.0	9.1
Other	0.7	0.6

Total deferred credits and other liabilities	125.5	123.4

Total liabilities	490.0	484.2

Commitments and Contingencies (see Note 12)
Equity and Partners’ Capital
Common unitholders - public (27,498,388 units issued and outstanding at March 31, 2016; 27,867,938 units issued and outstanding at December 31, 2015)	595.0	600.8
Common unitholder - Dominion (18,223,983 units issued and outstanding at March 31, 2016; 17,846,672 units issued and outstanding at December 31, 2015)	448.3	438.8
Subordinated unitholder - Dominion (31,972,789 units issued and outstanding at March 31, 2016 and December 31, 2015)	477.9	475.4
General Partner interest - Dominion (non-economic interest)	(12.2)	(12.4)

Total Dominion Midstream Partners, LP partners’ capital	1,509.0	1,502.6

Noncontrolling interest	2,412.1	2,138.4

Total equity and partners’ capital	3,921.1	3,641.0

Total liabilities and equity and partners’ capital	$4,411.1	$4,125.2

(1)	See Note 14 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

DOMINION MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS’ CAPITAL

(Unaudited)

	Partnership
	Common Unitholders Public	Common Unitholder Dominion	Subordinated Unitholder Dominion	General Partner Dominion (non- economic interest)	Total Dominion Midstream Partners, LP Partners’ Equity and Capital	Noncontrolling interest	Total Equity and Partners’ Capital
(millions)
December 31, 2015	$600.8	$438.8	$475.4	$(12.4)	$1,502.6	$2,138.4	$3,641.0

Net income including noncontrolling interest	8.1	5.3	9.3	0.4	23.1	28.7	51.8
Equity contributions from Dominion	—	—	—	—	—	244.9	244.9
Purchase of common units by Dominion	(8.1)	8.1	—	—	—	—	—
Distributions	(5.9)	(3.9)	(6.8)	(0.2)	(16.8)	—	(16.8)
Unit awards (net of unearned compensation)	0.1	—	—	—	0.1	—	0.1
Other	—	—	—	—	—	0.1	0.1

March 31, 2016	$595.0	$448.3	$477.9	$(12.2)	$1,509.0	$2,412.1	$3,921.1

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

DOMINION MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2016	2015
(millions)
Operating Activities
Net income including noncontrolling interest and DCG Predecessor	$51.8	$42.8
Adjustments to reconcile net income including noncontrolling interest and DCG Predecessor to net cash provided by operating activities:
Depreciation and amortization	10.0	10.6
Deferred income taxes	—	1.5
Other adjustments to income, net	(1.1)	1.0
Changes in:
Customer and other receivables	1.1	(2.4)
Prepayments	5.0	3.2
Accounts payable	1.8	(0.5)
Payables to affiliates	3.4	1.3
Accrued payroll and taxes	(3.1)	0.8
Other operating assets and liabilities	(0.4)	(1.6)

Net cash provided by operating activities	68.5	56.7

Investing Activities
Plant construction and other property additions	(299.7)	(176.1)
Other	(0.1)	(0.3)

Net cash used in investing activities	(299.8)	(176.4)

Financing Activities
Dominion credit facility borrowings	3.6	—
Contributions from Dominion	244.9	1.3
Distributions to common unitholders - public	(5.9)	(2.8)
Distribution to common unitholder - Dominion	(3.9)	(1.7)
Distribution to subordinated unitholder - Dominion	(6.8)	(4.4)
Distribution to general partner - Dominion	(0.2)	—
Other	—	(0.1)

Net cash provided by (used in) financing activities	231.7	(7.7)

Increase (decrease) in cash and cash equivalents	0.4	(127.4)
Cash and cash equivalents at beginning of period	35.0	175.4

Cash and cash equivalents at end of period	$35.4	$48.0

Supplemental Cash Flow Information
Significant noncash investing and financing activities:
Accrued capital expenditures	$14.9	$111.3
DCG Acquisition through issuance of debt and equity	—	497.0
Equity contribution from Dominion to relieve payables to affiliates	—	1.0

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

Dominion Midstream is a Delaware limited partnership formed in March 2014 by Dominion MLP Holding Company, LLC and Dominion Midstream GP, LLC, both indirect wholly-owned subsidiaries of Dominion, to grow a portfolio of natural gas terminaling, processing, storage, transportation and related assets.

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

On September 29, 2015, Dominion Midstream acquired a 25.93% noncontrolling partnership interest in Iroquois as described further in Note 7. Iroquois, a Delaware limited partnership, owns and operates a 416-mile FERC-regulated interstate natural gas transmission pipeline that extends from the Canada-U.S. border through the states of New York and Connecticut.

Basis of Presentation

The contribution by Dominion to Dominion Midstream of the general partner interest in Cove Point and a portion of the Preferred Equity Interest is considered to be a reorganization of entities under common control. As a result, Dominion Midstream’s basis is equal to Dominion’s cost basis in the general partner interest in Cove Point and a portion of the Preferred Equity Interest. As discussed in Note 10, Dominion Midstream is the primary beneficiary of, and therefore consolidates, Cove Point. As such, Dominion Midstream’s investment in the Preferred Equity Interest and Cove Point’s preferred equity interest are eliminated in consolidation. Dominion’s retained common equity interest in Cove Point is reflected as noncontrolling interest.

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

The financial statements for all periods presented include costs for certain general, administrative and corporate expenses assigned by DRS or DCGS (Dominion Payroll prior to January 1, 2016) to Dominion Midstream on the basis of direct and allocated methods in accordance with Dominion Midstream’s services agreements with DRS and DCGS (Dominion Payroll prior to January 1, 2016). Where costs incurred cannot be determined by specific identification, the costs are allocated based on the proportional level of effort devoted by DRS or DCGS (Dominion Payroll prior to January 1, 2016) resources that is attributable to the entities, determined by reference to number of employees, salaries and wages and other similar measures for the relevant DRS or DCGS (Dominion Payroll prior to January 1, 2016) department. Management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses are reasonable.

Note 2. Acquisitions

DCG

On April 1, 2015, Dominion Midstream entered into a Purchase, Sale and Contribution Agreement with Dominion pursuant to which Dominion Midstream purchased from Dominion all of the issued and outstanding membership interests of DCG in exchange for total consideration of approximately $500.8 million, as adjusted for working capital. Total consideration to Dominion consisted of the issuance of a two-year $300.8 million senior unsecured promissory note, as adjusted for working capital, payable to Dominion at an annual interest rate of 0.6%, and 5,112,139 common units, valued at $200.0 million, representing limited partner interests in Dominion Midstream, to Dominion. The number of units was based on the volume weighted average trading price of Dominion Midstream’s common units for the 10 trading days prior to April 1, 2015, or $39.12 per unit. For the three months ended March 31, 2016, total transaction and transition costs of $1.3 million were expensed as incurred to operations and maintenance expense in the Consolidated Statements of Income. These costs were paid by Dominion. Dominion Midstream subsequently reimbursed Dominion for the total transaction and transition costs. The DCG Acquisition supports the expansion of Dominion Midstream’s portfolio of natural gas terminaling, processing, storage, transportation and related assets.

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

In connection with the DCG Acquisition, Dominion Midstream entered into a registration rights agreement with Dominion pursuant to which Dominion Midstream must register the 5,112,139 common units issued to Dominion at its request, subject to certain terms and conditions. Additionally, at the time of Dominion’s acquisition of DCG, DCG entered into services agreements and an intercompany tax sharing agreement with Dominion as described in Note 14.

Note 3. Significant Accounting Policies

Interim Financial Information and Estimates

As permitted by the rules and regulations of the SEC, Dominion Midstream’s accompanying unaudited Consolidated Financial Statements exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015.

In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly Dominion Midstream’s financial position at March 31, 2016, and its results of operations, cash flows and changes in equity for the three months ended March 31, 2016 and 2015. Such adjustments are normal and recurring in nature unless otherwise noted.

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

Diluted net income per limited partner unit is the same as basic net income per limited partner unit as there were no potentially dilutive common or subordinated units outstanding at March 31, 2016 and 2015.

The calculation of earnings per limited partner unit is as follows:

Three Months Ended March 31, 2016
(millions)
Net income attributable to partners	$23.1
Distributions declared on(1):
IDRs(2)	0.4
Common unitholders	10.3
Subordinated unitholders	7.1

Total distributions declared	17.8

Undistributed earnings	$5.3

(1)	On April 19, 2016, the Board of Directors of our general partner declared a quarterly cash distribution of $0.2245 per unit, totaling $17.8 million for the three months ended March 31, 2016. This distribution will be paid on May 13, 2016 to unitholders of record on May 3, 2016. The amount of distributions declared for the three months ended March 31, 2016 is based on the units outstanding at that date.
(2)	Dominion is a non-economic general partner that holds all of the IDRs.

Three Months Ended March 31, 2015
(millions)
Net income attributable to partners	$11.8
Distributions declared on(1):
IDRs(2)	—
Common unitholders	5.6
Subordinated unitholders	5.6

Total distributions declared	11.2

Undistributed earnings	$0.6

(1)	On April 22, 2015, the Board of Directors of our general partner declared a quarterly cash distribution of $0.1750 per unit, totaling $12.1 million for the three months ended March 31, 2015. This distribution was paid on May 15, 2015 to unitholders of record on May 5, 2015. The amount of distributions declared shown above is based on the units outstanding at March 31, 2015, and therefore excludes $0.9 million of distributions that were paid on 5,112,139 common units issued to Dominion on April 1, 2015, in connection with the acquisition of DCG. See Note 2 for further information.
(2)	Dominion is a non-economic general partner that holds all of the IDRs.

Basic and diluted net income per limited partner unit
	Common Units	Subordinated Units	General Partner	Total
(millions, except for weighted average units and per unit data)
Three Months Ended March 31, 2016
Distributions declared	$10.3	$7.1	$0.4	$17.8
Undistributed earnings	3.1	2.2	—	5.3

Net income attributable to partners	$13.4	$9.3	$0.4	$23.1

Weighted average units outstanding	45,722,112	31,972,789

Net income per limited partner unit	$0.29	$0.29

Basic and diluted net income per limited partner unit
	Common Units	Subordinated Units	General Partner	Total
Three Months Ended March 31, 2015
Distributions declared	$5.6	$5.6	$—	$11.2
Undistributed earnings	0.3	0.3	—	0.6

Net income attributable to partners	$5.9	$5.9	$—	$11.8

Weighted average units outstanding	31,980,110	31,972,789

Net income per limited partner unit	$0.19	$0.19

Note 5. Unit Activity

Activity in the number of units was as follows:

	Common
	Public	Dominion	Subordinated	General Partner	Total
				(non-economic interest)
Balance at December 31, 2015	27,867,938	17,846,672	31,972,789	—	77,687,399
Unit-based compensation	7,761	—	—	—	7,761
Dominion purchase of common units(1)	(377,311)	377,311	—	—	—

Balance at March 31, 2016	27,498,388	18,223,983	31,972,789	—	77,695,160

(1)	These shares were purchased by Dominion as part of Dominion’s program initiated in September 2015 to purchase from the market up to $50.0 million of common units representing limited partner interests in Dominion Midstream by September 2016 at the discretion of Dominion’s management.

Note 6. Operating Revenue

Dominion Midstream’s operating revenue consists of the following:

	Three Months Ended March 31,
	2016	2015
(millions)
Gas transportation and storage	$79.1	$74.7
Other	3.9	3.7

Total operating revenue	$83.0	$78.4

Note 7. Equity Method Investments

The Consolidated Financial Statements include Dominion Midstream’s 25.93% noncontrolling partnership interest in Iroquois, which is accounted for under the equity method. See further discussion of Iroquois in Notes 1 and 10.

During the three months ended March 31, 2016, Dominion Midstream received distributions of $5.8 million from Iroquois. At March 31, 2016, the carrying amount of Dominion Midstream’s investment of $221.1 million exceeded its share of underlying equity in net assets by approximately $122.9 million. The difference reflects equity method goodwill and is not being amortized.

Summarized financial information provided to us by Iroquois for 100% of Iroquois for the three months ended March 31, 2016, is presented below.

(in millions)	Three Months Ended March 31, 2016
Revenues	$53.0
Operating income	28.8
Net income	24.6

Note 8. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	March 31, 2016	December 31, 2015
(millions)
Regulatory assets:
Unrecovered gas costs(1)	$2.2	$1.4
Other	0.3	0.3

Regulatory assets-current	2.5	1.7

Income taxes recoverable through future rates(2)	2.7	2.5

Regulatory assets-non-current	2.7	2.5

Total regulatory assets	$5.2	$4.2

Regulatory liabilities:
Overrecovered gas costs(1)	$—	$0.1
LNG cargo obligations(3)	1.5	3.0
Customer bankruptcy settlement(4)	3.2	3.1
Other	0.4	0.5

Regulatory liabilities-current	5.1	6.7

Provision for future cost of removal(5)	46.6	45.7
Customer bankruptcy settlement(4)	19.7	20.5
Other	0.6	0.5

Regulatory liabilities-non-current	66.9	66.7

Total regulatory liabilities	$72.0	$73.4

(1)	Reflects unrecovered/overrecovered gas costs, which are subject to annual filings with FERC.
(2)	Amounts to be recovered through future rates to pay income taxes that become payable by unitholders when rate revenue is provided to recover AFUDC-equity when such amounts are recovered through book depreciation.
(3)	Reflects obligations to the Import Shippers for LNG cargo received. See Note 12 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015 for further information.
(4)	Represents the balance of proceeds from the monetization of a bankruptcy claim acquired as part of the DCG Acquisition, which is being amortized into operating revenue through February 2024.
(5)	Rates charged to customers include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.

At March 31, 2016, approximately $2.5 million of regulatory assets represented past expenditures on which Dominion Midstream does not currently earn a return. These expenditures are expected to be recovered within one year.

Note 9. Regulatory Matters

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

There have been no significant developments regarding the regulatory matters disclosed in Note 12 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015.

In 2014, DCG executed three binding precedent agreements for the approximately $120 million Transco to Charleston Project. In March 2016, DCG filed an application to request FERC authorization to construct and operate the project facilities, which are expected to be placed into service in the fourth quarter of 2017.

Note 10. Variable Interest Entities

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

Cove Point

Dominion Midstream concluded that Cove Point is a VIE due to the limited partners lacking the characteristics of a controlling financial interest. Dominion Midstream is the primary beneficiary of Cove Point as it has the power to direct the activities that most significantly impact its economic performance as well as the obligation to absorb losses and benefits which could be significant to it.

Iroquois

Dominion Midstream previously concluded that Iroquois was a VIE because a non-affiliated Iroquois equity holder had the ability during a limited period of time to transfer its ownership interests to another Iroquois equity holder or its affiliate. As such right no longer exists at March 31, 2016, Dominion Midstream concluded that Iroquois is no longer a VIE.

DRS, DCGS and Dominion Payroll

In connection with the Offering, our general partner entered into a services agreement with DRS. DRS provides administrative, management and other services to Dominion and its subsidiaries as a subsidiary service company. From time to time and at the option of our general partner, our general partner will request that DRS provide, and reimburse DRS for the cost of providing such administrative, management and other services as it deems necessary or appropriate for our operations. We will reimburse our general partner and its affiliates for the associated costs of obtaining these services.

Additionally, in connection with Dominion’s acquisition of DCG, DCG entered into services agreements beginning February 1, 2015 with DRS, for similar services as described above, and with Dominion Payroll, which provides human resources and operations services to Dominion and its subsidiaries as a subsidiary service company. Effective January 1, 2016, DCGS provides these services to Dominion Midstream with Dominion Payroll no longer providing any services to Dominion Midstream.

Dominion Midstream purchased shared services from DRS and DCGS of approximately $6.7 million and $5.0 million, respectively, during the three months ended March 31, 2016. Dominion Midstream purchased shared services from DRS and Dominion Payroll of approximately $3.6 million and $1.9 million, respectively, for the three months ended March 31, 2015. The Consolidated Balance Sheets at March 31, 2016 and December 31, 2015 include amounts due from Dominion Midstream to DRS, DCGS and Dominion Payroll of approximately $5.2 million and $2.8 million, respectively.

Dominion Midstream determined that neither it nor any of its consolidated entities is the primary beneficiary of DRS, DCGS or Dominion Payroll, as neither it nor any of its consolidated entities has both the power to direct the activities that most significantly impact their economic performance as well as the obligation to absorb losses and benefits which could be significant to them. Neither Dominion Midstream nor any of its consolidated entities has any obligation to absorb more than its allocated share of DRS, DCGS or Dominion Payroll costs.

Note 11. Affiliated Long-Term Debt

In connection with the DCG Acquisition, Dominion Midstream issued a two-year, $300.8 million senior unsecured promissory note payable to Dominion, as adjusted for working capital, at an annual fixed interest rate of 0.6%. Interest on the note is payable quarterly, and all principal and accrued interest is due and payable at maturity on April 1, 2017, which under certain conditions can be extended at the option of Dominion Midstream to October 1, 2017. Interest charges related to Dominion Midstream’s borrowing from Dominion were $0.5 million for the three months ended March 31, 2016. At March 31, 2016 and December 31, 2015, accrued interest payable to Dominion of $0.5 million was recorded in payables to affiliates on the Consolidated Balance Sheets.

The debt instrument described above is reported at historical cost. At March 31, 2016, the fair value of Dominion Midstream’s outstanding debt was $295.9 million. The estimated fair value has been determined using available market information and valuation methodologies considered appropriate by management. The fair value was calculated using market interest rates currently available for issuance of debt with similar terms and remaining maturities. The fair value measurement is classified as Level 2.

The key terms of the note payable to Dominion include a prohibition on the incurrence of additional indebtedness (other than under the credit facility with Dominion discussed in Note 14) and a negative pledge applicable to liens on the assets of Dominion Midstream, but which does not apply to the assets of subsidiaries of Dominion Midstream. The note payable does not include any financial covenants. If Dominion Midstream fails to make payments under the note payable or becomes subject to bankruptcy or other insolvency proceedings, Dominion may accelerate Dominion Midstream’s payment obligations under the note payable.

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

Surety Bonds

At March 31, 2016, Cove Point had purchased $10.9 million of surety bonds. Under the terms of surety bonds, Cove Point is obligated to indemnify the respective surety bond company for any amounts paid.

Lease Commitments

Dominion Midstream leases various facilities, vehicles and equipment under operating lease arrangements, the majority of which include terms of one year or less, require payments on a monthly or annual basis and can be canceled at any time. Rental expense for Dominion Midstream totaled $0.6 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively. The majority of rent expense is included within other operations and maintenance expense in the Consolidated Statements of Income.

Note 13. Credit Risk

Credit risk is the risk of financial loss if counterparties fail to perform their contractual obligations. In order to minimize overall credit risk, credit policies are maintained, including the evaluation of counterparty financial condition. In addition, counterparties may make available collateral, including letters of credit, payment guarantees or cash deposits.

Dominion Midstream provides service to approximately 70 customers, including the Storage Customers, marketers or end users and the Import Shippers. The two largest customers comprised approximately 72% and 70% of the total transportation and storage revenues for the three months ended March 31, 2016 and 2015, with Dominion Midstream’s largest customer representing approximately 56% and 59% of such amounts in each period, respectively.

Dominion Midstream maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends and other information. At March 31, 2016 and December 31, 2015, the provision for credit losses was less than $0.1 million. Management believes, based on credit policies and the March 31, 2016 provision for credit losses, that it is unlikely that a material adverse effect on financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

Note 14. Related-Party Transactions

Dominion Midstream engages in related-party transactions primarily with other Dominion subsidiaries (affiliates), including our general partner. Dominion Midstream’s receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. Cove Point participates in certain

Dominion benefit plans as described in Note 16 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015. In Dominion Midstream’s Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, amounts due to Dominion associated with these benefit plans included in pension and other postretirement benefit liabilities were $5.3 million and $5.0 million, respectively, and amounts due from Dominion at March 31, 2016 included in other current assets were $0.2 million. There were no such amounts due from Dominion at December 31, 2015. Transactions related to the DCG Acquisition are described in Notes 2 and 11. A discussion of the remaining significant related party transactions follows.

Transactions with Affiliates

DRS provides accounting, legal, finance and certain administrative and technical services to Dominion Midstream. Effective January 1, 2016, DCGS provides human resources and operations services to Dominion Midstream as a subsidiary service company. Prior to January 1, 2016, Dominion Payroll provided human resources and operations services to Dominion Midstream as a subsidiary service company. Refer to Note 10 for further information.

Dominion may seek reimbursement from DCG for costs incurred related to Dominion’s transition services agreement with SCANA to provide administrative functions related to DCG. For the three months ended March 31, 2016, DCG reimbursed Dominion a total of $0.6 million for such costs. During the three months ended March 31, 2015, Dominion did not seek reimbursement for any such costs.

Dominion Midstream provides transportation services to affiliates and affiliates provide goods and services to Dominion Midstream.

Affiliated transactions are presented below:

	Three Months Ended March 31,
	2016	2015
(millions)
Sales of natural gas transportation services to affiliates	$0.5	$0.7
Purchased gas from affiliates	0.1	0.2
Goods and services provided by affiliates to Dominion Midstream(1)	13.3	7.2

(1)	Includes $3.9 million and $2.4 million of capitalized expenditures for the three months ended March 31, 2016 and 2015, respectively.

Dominion Credit Facility

In connection with the Offering, Dominion Midstream entered into a credit facility with Dominion with a borrowing capacity of $300 million. A summary of certain key terms of the credit facility with Dominion is included in Note 20 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015. At March 31, 2016 and December 31, 2015, $9.5 million and $5.9 million was outstanding against the credit facility, respectively. Outstanding borrowings are presented within current liabilities as such amounts could become payable on demand after a 90-day termination notice provided by either party. No such notice has been provided through the date of this filing. Interest charges related to Dominion Midstream’s borrowings against the facility were less than $0.1 million for the three months ended March 31, 2016. The facility was undrawn during the three months ended March 31, 2015.

Income Taxes

DCG participated in Dominion’s intercompany tax sharing agreement from February 1, 2015 through March 31, 2015. DCG’s participation in this tax sharing agreement was subsequently terminated in connection with the DCG Acquisition. At the time of the DCG Acquisition, DCG settled income taxes payable and net deferred income taxes of $13.4 million through an equity transaction with Dominion.

Natural Gas Imbalances

Dominion Midstream maintains natural gas imbalances with affiliates. The imbalances with affiliates are provided below:

	March 31, 2016	December 31, 2015
(millions)
Imbalances payable to affiliates	$3.5	$0.8

Right of First Offer

In connection with the Offering, Dominion Midstream entered into a right of first offer agreement with Dominion as described in Note 20 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to this agreement.

Contributions from Dominion

For the three months ended March 31, 2016, Dominion contributed $244.9 million to Cove Point to fund capital expenditures related to the Liquefaction Project. No such amounts were contributed for the three months ended March 31, 2015. In April 2016, Dominion contributed an additional $85.1 million to Cove Point to fund capital expenditures related to the Liquefaction Project. In February 2015, Dominion contributed $1.3 million in cash to DCG to fund operations.

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

Current income taxes for DCG were based on taxable income or loss, determined on a separate company basis, and, where applicable, settled in accordance with the principles of Dominion’s intercompany tax sharing agreement. The settlement of DCG’s federal and state income taxes payable and net deferred income taxes is reflected as an equity transaction in Dominion Midstream’s Consolidated Financial Statements.

For the three months ended March 31, 2016 and 2015, the statutory U.S. federal income tax rate reconciles to the effective income tax rate as follows:

Three Months Ended March 31,	2016	2015
U.S. statutory rate	35.0%	35.0%
Partnership income not subject to income taxes(1)	(35.0)	(30.8)
Increases resulting from:
State taxes, net of federal benefit(2)	—	0.4

Effective tax rate	—%	4.6%

(1)	Reflects the pass-through entity status of Dominion Midstream, including the operations of DCG subsequent to the DCG Acquisition, and Cove Point.
(2)	2015 amounts are attributable to the operations of DCG prior to the DCG Acquisition.

See Note 21 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015 for additional information.

Note 16. Operating Segment

Dominion Midstream is organized primarily on the basis of products and services sold in the U.S. Dominion Energy, Dominion Midstream’s operating segment, consists of gas transportation, storage and regasification services.

Dominion Midstream also reports a Corporate and Other segment. The Corporate and Other segment primarily includes items attributable to Dominion Midstream’s operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources.

The following table presents segment information pertaining to Dominion Midstream’s operations:

	Dominion Energy	Corporate and Other	Total
(millions)
Three Months Ended March 31, 2016
Operating revenue	$83.0	$—	$83.0
Earnings from equity method investee	6.4	—	6.4
Net income including noncontrolling interest and DCG Predecessor	51.8	—	51.8
Net income including noncontrolling interest	51.8	—	51.8
Net income attributable to partners	23.1	—	23.1
Three Months Ended March 31, 2015
Operating revenue	$78.4	$—	$78.4
Net income (loss) including noncontrolling interest and DCG Predecessor	43.8	(1.0)	42.8
Net income including noncontrolling interest	40.5	—	40.5
Net income attributable to partners	11.8	—	11.8

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

We make forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to differ materially from predicted results. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other factors may cause actual results to differ materially from those indicated in any forward-looking statement. These factors include but are not limited to:

•	Unusual weather conditions and their effect on energy sales to customers and energy commodity prices;

•	Extreme weather events and other natural disasters, including, but not limited to, hurricanes, high winds, severe storms, earthquakes, flooding and changes in water availability that can cause outages and property damage to facilities;

•	Federal, state and local legislative and regulatory developments, including changes in federal and state tax laws and regulations;

•	Changes to federal, state and local environmental laws and regulations, including those related to climate change, the tightening of emission or discharge limits for GHGs and other emissions, more extensive permitting requirements and the regulation of additional substances;

•	The cost of environmental compliance, including those costs related to climate change;

•	Changes in implementation and enforcement practices of regulators relating to environmental and safety standards and litigation exposure for remedial activities;

•	Difficulty in anticipating mitigation requirements associated with environmental and other regulatory approvals;

•	Fluctuations in energy-related commodity prices and the effect these could have on our earnings, liquidity position and the underlying value of our assets;

•	Counterparty credit and performance risk;

•	Employee workforce factors;

•	Risks of operating businesses in regulated industries that are subject to changing regulatory structures;

•	The ability to negotiate, obtain necessary approvals and consummate acquisitions from Dominion and third parties and the impacts of such acquisitions;

•	Receipt of approvals for, and timing of, closing dates for acquisitions;

•	The timing and execution of our growth strategy;

•	Risks associated with entities in which we share ownership and control with third parties, including risks that result from our lack of sole decision making authority, or reliance on the financial condition of third parties, disputes that may arise between us and third party participants, difficulties in exiting these arrangements, requirements to contribute additional capital, the timing and amount of which may not be within our control, and rules for accounting for these entities including those requiring their consolidation or deconsolidation in our financial statements;

•	Political and economic conditions, including inflation and deflation;

•	Domestic terrorism and other threats to our physical and intangible assets, as well as threats to cybersecurity;

•	The timing and receipt of regulatory approvals necessary for planned construction or any future expansion projects, including the overall development of the Liquefaction Project, and compliance with conditions associated with such regulatory approvals;

•	Changes in demand for our services, including industrial, commercial and residential growth or decline in our service areas, changes in supplies of natural gas delivered to our pipeline systems, failure to maintain or replace customer contracts on favorable terms, changes in customer growth or usage patterns, including as a result of energy conservation programs and the availability of energy efficient devices;

•	Additional competition in industries in which we operate;

•	Changes to regulated gas transportation rates collected by us;

•	Changes in operating, maintenance and construction costs;

•	Adverse outcomes in litigation matters or regulatory proceedings;

•	The impact of operational hazards, including adverse developments with respect to pipeline and plant safety or integrity, equipment loss, malfunction or failure, operator error, and other catastrophic events;

•	The inability to complete planned construction, conversion or expansion projects, including the Liquefaction Project, at all, or within the terms and time frames initially anticipated;

•	Contractual arrangements to be entered into with or performed by our customers substantially in the future, including any revenues anticipated thereunder and any possibility of termination and inability to replace such contractual arrangements;

•	Capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;

•	Fluctuations in interest rates and increases in our level of indebtedness;

•	Changes in availability and cost of capital;

•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies; and

•	Conflicts of interest with Dominion and its affiliates.

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

Factors Impacting Comparability of Our Financial Results

As of March 31, 2016, there have been no significant changes with regard to the factors impacting comparability of our financial results as disclosed in MD&A in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015. The factors disclosed included the acquisition of interest in Iroquois, DCG Acquisition, import contracts, the Liquefaction Project, income taxes and general and administrative expenses.

Accounting Matters

Critical Accounting Policies and Estimates

As of March 31, 2016, there have been no significant changes to the critical accounting policies and estimates disclosed in MD&A in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015. The policies previously disclosed included the accounting for regulated operations, use of estimates in goodwill impairment testing and use of estimates in long-lived asset impairment testing.

Results of Operations

Presented below are selected amounts related to Dominion Midstream’s results of operations:

	First Quarter
	2016	2015	$ Change
(millions)
Operating revenue	$83.0	$78.4	$4.6
Purchased gas	0.9	3.9	(3.0)

Net revenue	82.1	74.5	7.6

Other operations and maintenance	20.0	13.3	6.7
Depreciation and amortization	10.0	10.6	(0.6)
Other taxes	7.3	5.9	1.4
Earnings from equity method investee	6.4	—	6.4
Other income	0.5	0.2	0.3
Interest and related charges (benefit)	(0.1)	—	(0.1)
Income tax expense	—	2.1	(2.1)

Net income including noncontrolling interest and DCG Predecessor	$51.8	$42.8	$9.0

Less: Net income attributable to DCG Predecessor	—	2.3

Net income including noncontrolling interest	51.8	40.5

Less: Net income attributable to noncontrolling interest	28.7	28.7

Net income attributable to partners	$23.1	$11.8

EBITDA	$61.7	$55.5

Adjusted EBITDA	$24.9	$11.8

Distributable cash flow	$20.3	$11.9

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measure for each year.

	First Quarter
	2016	2015
(millions)
Adjustments to reconcile net income including noncontrolling interest and DCG Predecessor to EBITDA and Adjusted EBITDA:
Net income including noncontrolling interest and DCG Predecessor	$51.8	$42.8
Add:
Depreciation and amortization	10.0	10.6
Interest and related charges (benefit)	(0.1)	—
Income tax expense	—	2.1

EBITDA	$61.7	$55.5

Distributions from equity method investee	5.8	—
Less:
Earnings from equity method investee	6.4	—
EBITDA attributable to DCG Predecessor	—	5.7
EBITDA attributable to noncontrolling interest	36.2	38.0

Adjusted EBITDA	$24.9	$11.8

The following table presents a reconciliation of distributable cash flow to the most directly comparable GAAP financial measure for the three months ended March 31, 2016 and 2015.

	First Quarter
	2016	2015
(millions)
Adjustments to reconcile net cash provided by operating activities to distributable cash flow:
Net cash provided by operating activities	$68.5	$56.7
Less:
Cash attributable to noncontrolling interest(1)	40.7	35.5
Cash attributable to DCG Predecessor(2)	—	10.4
Other changes in working capital and noncash adjustments	(2.9)	1.0

Adjusted EBITDA	24.9	11.8
Adjustments to cash(3):
Plus: Deferred revenue(4)	2.0	—
Less: Amortization of regulatory liability(5)	(0.7)	—
Less: Maintenance capital expenditures(6)	(5.5)	—
Less: Interest expense and AFUDC equity	(0.5)	—
Plus: Non-cash director compensation	0.1	0.1

Distributable cash flow	$20.3	$11.9

(1)	The Preferred Equity Interest is a perpetual, non-convertible preferred equity interest entitled to the Preferred Return Distributions. Any excess in cash available over the $50.0 million is attributable to the noncontrolling interest held by Dominion but not available for distribution until the distribution reserve has been fully funded.
(2)	Represents net cash provided by operating activities of DCG from January 31, 2015, the inception date of common control, through March 31, 2015, the date just prior to Dominion Midstream acquiring DCG.
(3)	Beginning in the first quarter of 2016, distributable cash flow no longer reflects an adjustment for the timing difference between cash paid for property taxes and the amount recognized into expense. All prior periods presented have been recalculated to reflect a consistent approach. There was no change to the amount presented as distributable cash flow for the quarter ended March 31, 2015.
(4)	Adjustment to reflect the difference between cash received and revenue recognized related to facilities payments that are deferred and will be recognized over the related customer contract periods.
(5)	Represents the monetization of a bankruptcy claim being amortized into income through February 2024.
(6)	Amounts include accruals. For the three months ended March 31, 2016 and 2015, amount excludes $1.5 million and $3.8 million of Dominion funded maintenance capital expenditures related to the Cove Point LNG Facility and Cove Point Pipeline. Dominion has indicated that it intends to continue providing the funding necessary for such expenditures, but it is under no obligation to do so. In addition, the three month period ended March 31, 2015 excludes $1.3 million of maintenance capital expenditures incurred by the DCG Predecessor.

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

An analysis of Dominion Midstream’s results of operations follows:

First Quarter 2016 vs. 2015

Net revenue increased 10%, primarily related to increased transportation and storage revenue due to DCG results being included in Dominion Midstream for three months in 2016, as compared to two months in 2015. Cove Point did not receive any LNG cooling cargo in either period.

Other operations and maintenance increased 50%, primarily related to an increase in costs due to DCG results being included in Dominion Midstream for three months in 2016, as compared to two months in 2015 ($2.4 million) and organizational design initiative costs incurred during the first quarter of 2016 ($3.5 million).

Depreciation and amortization decreased by 6%, primarily as a result of the absence of accelerated depreciation from 2015 asset retirements associated with the Liquefaction Project ($1.5 million), partially offset by DCG depreciation and amortization expense being included in Dominion Midstream for three months in 2016, as compared to two months in 2015 ($0.8 million).

Other taxes increased 24%, primarily due to DCG property tax expense being included in Dominion Midstream for three months in 2016, as compared to two months in 2015 ($0.6 million) and increased estimated property taxes at Cove Point in the first quarter of 2016 ($0.6 million).

Earnings from equity method investee increased $6.4 million as a result of the September 2015 acquisition of a 25.93% noncontrolling partnership interest in Iroquois.

Income tax expense decreased $2.1 million as a result of the absence of income taxes attributable to the DCG Predecessor in 2015.

Segment Results of Operations

Presented below is a summary of contributions by Dominion Midstream’s operating segment to net income including noncontrolling interest and DCG Predecessor:

	First Quarter
	2016	2015	$ Change
(millions)
Dominion Energy	$51.8	$43.8	$8.0
Corporate and Other	—	(1.0)	1.0

Consolidated	$51.8	$42.8	$9.0

Dominion Energy

The following table summarizes, on an after-tax basis, the key factors impacting Dominion Energy’s contribution to net income including noncontrolling interest and DCG Predecessor. Dominion Midstream, as a pass-through entity, is generally not subject to income taxes.

First Quarter 2016 vs. 2015 Increase/(Decrease)
(millions)
Acquisition of noncontrolling interest in Iroquois	$6.4
Absence of income taxes attributable to the DCG Predecessor	2.1
DCG Acquisition	2.6
2016 organizational design initiative costs	(3.5)
Accelerated depreciation in 2015	1.5
Other	(1.1)

Change in net income contribution	$8.0

Corporate and Other

Corporate and Other includes items attributable to Dominion Midstream’s operating segment that are not included in profit measures evaluated by executive management in assessing segment performance or in allocating resources. Corporate and Other expenses were $1.0 million during the three months ended March 31, 2015, consisting of certain transition service costs associated with the DCG Acquisition. There were no such items in the three months ended March 31, 2016.

Liquidity and Capital Resources

Overview

Dominion Midstream’s ongoing principal sources of liquidity may include distributions received from Cove Point from our Preferred Equity Interest, cash generated from operations of DCG, distributions received from our noncontrolling partnership interest in Iroquois, borrowings under our credit facility with Dominion and issuances of debt and equity securities. We believe that cash from these sources will be sufficient to pay distributions while continuing to meet our short-term working capital requirements and our long-term capital expenditure requirements. We expect to have sufficient distributable cash flow to pay the minimum quarterly distribution of $0.1750 per common unit and subordinated unit, which equates to $13.6 million per quarter, or $54.4 million per year in the aggregate, based on the number of common units and subordinated units outstanding at March 31, 2016. However, we do not have a legal or contractual obligation to pay distributions quarterly or on any other basis or at the minimum quarterly distribution rate or at any other rate, and there is no guarantee that we will pay distributions to our unitholders in any quarter.

Outstanding Indebtedness

In connection with the Offering, Dominion Midstream entered into a $300 million credit facility with Dominion, allowing it to competitively pursue acquisitions and future organic growth opportunities or to otherwise meet its financial needs. At March 31, 2016, $9.5 million was outstanding against the credit facility.

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

See Notes 11 and 14 to the Consolidated Financial Statements for further information.

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

For the three months ended March 31, 2016, Dominion Midstream paid total capital expenditures of $299.7 million, which included $7.0 million of maintenance capital expenditures.

Our significant capital projects, all of which are expansion projects, are described further below:

•	Total costs of developing the Liquefaction Project are estimated to be $3.4 billion to $3.8 billion, excluding financing costs. Through March 31, 2016, Cove Point incurred approximately $2.4 billion of development and construction costs associated with the Liquefaction Project. We caused Cove Point to use the net proceeds contributed to it from the Offering to fund a portion of development and construction costs associated with the Liquefaction Project. The Liquefaction Project is expected to be placed into service in late 2017.

•	Total costs of the St. Charles Transportation Project and Keys Energy Project are estimated to be approximately $30 million and $40 million, respectively. Through March 31, 2016, we incurred approximately $25 million of costs associated with these projects. Service is expected to commence in June 2016 for the St. Charles Transportation Project and March 2017 for the Keys Energy Project.

•	Total costs of the Columbia to Eastover Project are estimated to be approximately $45 million. Through March 31, 2016, approximately $9 million of costs had been incurred, of which Dominion Midstream incurred $5 million subsequent to the DCG Acquisition. In May 2015, DCG filed an application to request FERC authorization to construct and operate the project facilities, which are expected to be placed into service in the fourth quarter of 2016.

•	Total costs of the Transco to Charleston Project are estimated to be approximately $120 million. Through March 31, 2016, approximately $7 million of costs had been incurred, all of which Dominion Midstream incurred subsequent to the DCG Acquisition. In March 2016, DCG filed an application to request FERC authorization to construct and operate the project facilities, which are expected to be placed into service in the fourth quarter of 2017.

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

Distributions

Distributions are declared subsequent to quarter end. The table below summarizes the quarterly cash distributions declared during 2016.

Quarterly Period Ended	Total Quarterly Distribution (per unit)	Total Cash Distribution (in millions)	Date of Declaration	Date of Record	Date of Distribution
December 31, 2015	$0.2135	$16.8	January 21, 2016	February 5, 2016	February 15, 2016
March 31, 2016	0.2245	17.8	April 19, 2016	May 3, 2016	May 13, 2016

Cash Flows

A summary of cash flows is presented below:

	Three Months Ended March 31,
	2016	2015
(millions)
Cash and cash equivalents at beginning of year	$35.0	$175.4
Cash flows provided by (used in):
Operating activities	68.5	56.7
Investing activities	(299.8)	(176.4)
Financing activities	231.7	(7.7)

Net increase (decrease) in cash and cash equivalents	0.4	(127.4)

Cash and cash equivalents at March 31	$35.4	$48.0

Operating Cash Flows

In the first three months of 2016, net cash provided by Dominion Midstream’s operating activities increased by $11.8 million, primarily due to the September 2015 acquisition of a 25.93% noncontrolling partnership interest in Iroquois, as well as net changes in working capital items.

Investing Cash Flows

In the first three months of 2016, net cash used in Dominion Midstream’s investing activities increased by $123.4 million, primarily due to higher expenditures for the Liquefaction Project.

Financing Cash Flows

In the first three months of 2016, net cash provided by Dominion Midstream’s financing activities increased $239.4 million, primarily due to higher capital contributions from Dominion to fund the Liquefaction Project.

Customer Concentration

Dominion Midstream provides service to approximately 70 customers, including the Storage Customers, marketers or end users and the Import Shippers. The two largest customers comprised approximately 72% of the total transportation and storage revenues for the three months ended March 31, 2016. See Note 13 to the Consolidated Financial Statements for additional information.

Contractual Obligations

At March 31, 2016, there have been no material changes outside the ordinary course of business to Dominion Midstream’s contractual obligations as disclosed in MD&A in the Dominion Midstream Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

Other than the holding of surety bonds as discussed in Note 12 to the Consolidated Financial Statements, Dominion Midstream had no off-balance sheet arrangements at March 31, 2016.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of the Consolidated Financial Statements that may impact Dominion Midstream’s future results of operations, financial condition and/or cash flows. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015.

Environmental Matters

Dominion Midstream is subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note 18 in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015 and Note 12 in the Consolidated Financial Statements in this report for additional information on various environmental matters.

Air

The CAA, as amended, is a comprehensive program utilizing a broad range of regulatory tools to protect and preserve the nation’s air quality. At a minimum, states are required to establish regulatory programs to address all requirements of the CAA. However, states may choose to develop regulatory programs that are more restrictive. Dominion Midstream’s facilities are subject to the CAA’s permitting and other requirements.

In September 2015, the EPA issued a proposed new source performance standard to regulate methane and volatile organic compound emissions from transportation and storage, gathering and boosting, production and processing facilities. The proposed regulation is expected to be finalized in summer 2016. All projects which commenced construction after September 2015 are required to comply with this regulation. Until the proposed regulation is finalized, Dominion Midstream cannot predict future requirements or estimate compliance costs.

In March 2016, President Obama directed the EPA to develop regulations for reducing methane emissions from existing sources in the oil and natural gas sectors. The EPA intends to issue an Information Collection Request to collect information on existing sources in this sector in fall 2016. Depending on the results of this Information Collection Request effort, the EPA may propose new regulations on existing sources. Dominion Midstream cannot currently estimate the potential impacts on results of operations, financial condition and/or cash flows related to this matter.

Legal Matters

See Item 3. Legal Proceedings in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015 and Notes 9 and 12 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings in this report for additional information on various legal matters.

In January 2015, DCG, while it was a subsidiary of SCANA, self-reported potentially non-compliant natural gas pipeline exposure maintenance activities to the U.S. Army Corps of Engineers. During pipeline maintenance activities, it was discovered that prior authorization had not been obtained from the U.S. Army Corps of Engineers for seventeen locations that involved the additions of fill, culverts and concrete mats. In June 2015, DCG submitted a draft Compliance Resolution Agreement to the U.S. Army Corps of Engineers with proposed plans for rehabilitation and minimization of potential adverse impacts to water bodies and proposed to apply for after-the-fact permits. Dominion Midstream expects SCANA will provide funding for all material costs, if any, to satisfy the requirements imposed by the U.S. Army Corps of Engineers as required by the Compliance Resolution Agreement.

Regulatory Matters

See Note 12 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015 and Note 9 in this report for additional information on various regulatory matters.

ITEM 3.

QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Upon the closing of the Offering, we entered into a $300 million variable rate revolving credit facility with Dominion. We may hedge the interest on portions of our borrowings under the credit facility from time-to-time in order to manage risks associated with floating interest rates. At March 31, 2016, we have $9.5 million outstanding indebtedness against the credit facility. A hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at March 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Senior management of Dominion Midstream’s general partner, including the general partner’s CEO and CFO, evaluated the effectiveness of Dominion Midstream’s disclosure controls and procedures at March 31, 2016, the end of the period covered by this report. Based on this evaluation process, the CEO and CFO of Dominion Midstream’s general partner have concluded that Dominion Midstream’s disclosure controls and procedures are effective.

During the quarter ended March 31, 2016, there were no changes in Dominion Midstream’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Dominion Midstream’s internal control over financial reporting.

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

See the following for discussions on various environmental and other regulatory proceedings to which Dominion Midstream is a party:

•	Notes 12 and 18 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015, which information is incorporated herein by reference, for discussion of various environmental and other regulatory proceedings to which the Companies is a party.

•	Notes 9 and 12 in this report, which information is incorporated herein by reference, for discussion of various environmental and other regulatory proceedings to which Dominion Midstream is a party.

ITEM 1A. RISK FACTORS

Dominion Midstream’s business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond its control. These risk factors have been identified in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in Part I. Item 2. MD&A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents certain information with respect to Dominion’s purchase of Dominion Midstream’s common units during the first quarter of 2016:

DOMINION PURCHASES OF DOMINION MIDSTREAM COMMON UNITS
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Units that May Yet Be Purchased under the Plans or Programs(3)
1/1/2016 - 1/31/2016	257,104	$26.49	257,104	$18.6 million
2/1/2016 - 2/29/2016	120,207	$26.43	120,207	$15.5 million
3/1/2016 - 3/31/2016	—	$—	—	$15.5 million

Total	377,311	$26.47	377,311

(1)	These units were purchased by Dominion as part of Dominion’s program initiated on September 24, 2015 to purchase from the market up to $50.0 million of common units representing limited partner interests in Dominion Midstream by September 2016 at the discretion of Dominion’s management. The purchased units are held by Dominion or a subsidiary of Dominion other than Dominion Midstream. See Note 5 to the Consolidated Financial Statements for additional information.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Dominion Midstream Partners, LP (Exhibit 3.1, Form S-1 Registration Statement filed March 28, 2014, File No. 333-194864).

3.2	First Amended and Restated Agreement of Limited Partnership of Dominion Midstream Partners, LP, dated October 20, 2014, by and between Dominion Midstream GP, LLC and Dominion MLP Holding Company, LLC (Exhibit 3.1, Form 8-K filed October 20, 2014, File No. 1-36684).

31.a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.b	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial statements from Dominion Midstream’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 5, 2016, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statement of Equity and Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION MIDSTREAM PARTNERS, LP Registrant

By: Dominion Midstream GP, LLC, its general partner

May 5, 2016	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Dominion Midstream Partners, LP (Exhibit 3.1, Form S-1 Registration Statement filed March 28, 2014, File No. 333-194864).

3.2	First Amended and Restated Agreement of Limited Partnership of Dominion Midstream Partners, LP, dated October 20, 2014, by and between Dominion Midstream GP, LLC and Dominion MLP Holding Company, LLC (Exhibit 3.1, Form 8-K filed October 20, 2014, File No. 1-36684).

31.a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.b	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial statements from Dominion Midstream’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 5, 2016, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statement of Equity and Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.