Form 10-Q
period 2016-06-30
Dominion Midstream Partners, LP
filed 2016-08-03
CIK 1603286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The registrant had 45,722,371 common units and 31,972,789 subordinated units outstanding as of July 15, 2016.

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

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition
2005 Agreement	An agreement effective March 1, 2005, which Cove Point entered into with the Sierra Club and the Maryland Conservation Council, Inc.

Additional Return Distributions	The additional cash distribution equal to 3.0% of Cove Point’s Modified Net Operating Income in excess of $600 million distributed each year

Adjusted EBITDA	EBITDA after adjustment for EBITDA attributable to the DCG Predecessor and a noncontrolling interest in Cove Point held by Dominion subsequent to the Offering, less income from equity method investee, plus distributions from equity method investee

AFUDC	Allowance for funds used during construction

CAA	Clean Air Act

CEO	Chief Executive Officer

CFO	Chief Financial Officer

Columbia to Eastover Project	Project to provide 15,800 Dths/day of firm transportation service from an existing interconnect with Southern Natural Gas Company, LLC in Aiken County, South Carolina and provide for a receipt point change of 2,200 Dths/day under an existing contract from an existing interconnect with Transco in Cherokee County, South Carolina for a total 18,000 Dths/day, to a new delivery point for the International Paper Company at its pulp and paper mill known as the Eastover Plant in Richland County, South Carolina

Cove Point	Dominion Cove Point LNG, LP

Cove Point LNG Facility	An LNG import/regasification and storage facility located on the Chesapeake Bay in Lusby, Maryland owned by Cove Point

Cove Point Pipeline	An approximately 136-mile natural gas pipeline owned by Cove Point that connects the Cove Point LNG Facility to interstate natural gas pipelines

CPCN	Certificate of Public Convenience and Necessity

DCG	Dominion Carolina Gas Transmission, LLC (successor by statutory conversion to and formerly known as Carolina Gas Transmission Corporation)

DCG Acquisition	The acquisition of DCG by Dominion Midstream from Dominion on April 1, 2015

DCG Predecessor	Dominion as the predecessor for accounting purposes for the period from Dominion’s acquisition of DCG from SCANA on January 31, 2015 until the DCG Acquisition

DCGS	Dominion Carolina Gas Services, Inc.

Dominion	The legal entity, Dominion Resources, Inc., one or more of its consolidated subsidiaries (other than Dominion Midstream GP, LLC and its subsidiaries) or operating segments or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries

Dominion Midstream	The legal entity, Dominion Midstream Partners, LP, one or more of its consolidated subsidiaries, Cove Point GP Holding Company, LLC, Iroquois GP Holding Company, LLC and DCG (beginning April 1, 2015), or the entirety of Dominion Midstream Partners, LP and its consolidated subsidiaries

Dominion Payroll	Dominion Payroll Company, Inc.

DRS	Dominion Resources Services, Inc.

Dth	Dekatherm

EBITDA	Earnings before interest and associated charges, income tax expense, depreciation and amortization

Edgemoor Project	Facility which provides 45,000 Dths/day of firm transportation service from an existing interconnect with Transco in Cherokee County, South Carolina to customers in Calhoun and Lexington counties, South Carolina

EPA	Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

GAAP	United States generally accepted accounting principles

GHG	Greenhouse gas

IDR	Incentive distribution right

Import Shippers	The three LNG import shippers consisting of BP Energy Company, Shell NA LNG, Inc. and Statoil Natural Gas, LLC

Iroquois	Iroquois Gas Transmission System, L.P.

Keys Energy Project	Project to provide 107,000 Dths/day of firm transportation service from Cove Point’s interconnect with Transco in Fairfax County, Virginia to Keys Energy Center, LLC’s power generating facility in Prince George’s County, Maryland

Liquefaction Project	A natural gas export/liquefaction facility currently under construction by Cove Point

LNG	Liquefied natural gas

Abbreviation or Acronym	Definition

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MLP	Master limited partnership, equivalent to publicly traded partnership

Modified Net Operating Income	Cove Point’s Net Operating Income plus any interest expense included in the computation of Net Operating Income

Net Operating Income	Cove Point’s gross revenues from operations minus its interest expense and operating expenses, but excluding depreciation and amortization, as determined for United States federal income tax purposes

NGA	Natural Gas Act of 1938, as amended

Offering	The initial public offering of common units of Dominion Midstream

organizational design initiative	In the first quarter of 2016, Dominion announced an organizational design initiative that will reduce its total workforce during 2016, the goal of which was to streamline its leadership structure and push decision making lower while also improving efficiency

Preferred Equity Interest	A perpetual, non-convertible preferred equity interest in Cove Point entitled to the Preferred Return Distributions and the Additional Return Distributions

Preferred Return Distributions	The first $50.0 million of annual cash distributions made by Cove Point

SCANA	SCANA Corporation

SEC	Securities and Exchange Commission

St. Charles Transportation Project	Facility which provides 132,000 Dths/day of firm transportation service from Cove Point’s interconnect with Transco in Fairfax County, Virginia to Competitive Power Venture Maryland, LLC’s power generating facility in Charles County, Maryland

Storage Customers	The four local distribution companies that receive firm peaking services from Cove Point, consisting of: Atlanta Gas Light Company, Public Service Company of North Carolina, Incorporated, Virginia Natural Gas, Inc. and Washington Gas Light Company

Transco	Transcontinental Gas Pipe Line Company, LLC

Transco to Charleston Project	Project to provide 80,000 Dths/day of firm transportation service from an existing interconnect with Transco in Spartanburg County, South Carolina to customers in Dillon, Marlboro, Sumter, Charleston, Lexington and Richland counties, South Carolina

VIE	Variable interest entity

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(millions, except per unit data)
Operating Revenue(1)	$85.6	$105.4	$168.6	$183.8

Operating Expenses
Purchased gas(1)	4.0	25.5	4.9	29.4
Other operations and maintenance:
Affiliated suppliers	7.0	6.4	16.4	11.2
Other	9.1	9.6	19.7	18.1
Depreciation and amortization	10.2	9.9	20.2	20.5
Other taxes	6.8	6.8	14.1	12.7

Total operating expenses	37.1	58.2	75.3	91.9

Income from operations	48.5	47.2	93.3	91.9
Earnings from equity method investee	3.7	—	10.1	—
Other income	0.9	0.2	1.4	0.4
Interest and related charges (benefit)(1)	—	0.2	(0.1)	0.2

Income from operations including noncontrolling interest before income taxes	53.1	47.2	104.9	92.1
Income tax expense	—	—	—	2.1

Net income including noncontrolling interest and DCG Predecessor	$53.1	$47.2	$104.9	$90.0

Less: Net income attributable to DCG Predecessor	—	—	—	2.3

Net income including noncontrolling interest	53.1	47.2	104.9	87.7
Less: Net income attributable to noncontrolling interest	30.6	29.6	59.3	58.3

Net income attributable to partners	$22.5	$17.6	$45.6	$29.4

Net income attributable to partners’ ownership interest
General partner’s interest in net income	$0.6	$(0.7)	$1.0	$(0.7)
Common unitholders’ interest in net income	12.9	10.3	26.3	16.2
Subordinated unitholder’s interest in net income	9.0	8.0	18.3	13.9
Net income per limited partner unit (basic and diluted)
Common units	$0.28	$0.26	$0.57	$0.47
Subordinated units	0.28	0.26	$0.57	0.44
(1)	See Note 14 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

DOMINION MIDSTREAM PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2016	December 31, 2015
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$24.2	$35.0
Customer and other receivables	28.5	27.0
Affiliated receivables	6.2	6.2
Prepayments	1.1	10.6
Materials and supplies	12.3	12.5
Regulatory assets	3.1	1.7
Other(1)	3.6	2.8

Total current assets	79.0	95.8

Investment in Equity Method Affiliate	218.9	220.5

Property, Plant and Equipment
Property, plant and equipment	4,487.9	3,845.7
Accumulated depreciation and amortization	(367.8)	(351.0)

Total property, plant and equipment, net	4,120.1	3,494.7

Deferred Charges and Other Assets
Goodwill	295.5	295.5
Intangible assets, net	15.1	15.8
Regulatory assets	3.0	2.5
Other	0.9	0.4

Total deferred charges and other assets	314.5	314.2

Total assets	$4,732.5	$4,125.2

(1)	See Note 14 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

DOMINION MIDSTREAM PARTNERS, LP

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

	June 30, 2016	December 31, 2015
(millions)
LIABILITIES AND EQUITY AND PARTNERS’ CAPITAL
Current Liabilities
Accounts payable	$7.8	$8.6
Payables to affiliates	4.4	5.2
Accrued payroll and taxes	4.4	6.0
Regulatory liabilities	4.7	6.7
Affiliated long-term debt	300.8	—
Dominion credit facility borrowings	14.9	5.9
Deferred revenue	0.2	4.2
Natural gas imbalances(1)	5.4	1.0
CPCN obligation	7.9	8.0
Other	13.7	14.4

Total current liabilities	364.2	60.0

Affiliated Long-Term Debt	—	300.8

Deferred Credits and Other Liabilities
Pension and other postretirement benefit liabilities(1)	5.6	5.0
Regulatory liabilities	66.4	66.7
CPCN obligation	21.3	29.0
Asset retirement obligation	12.7	13.0
Deferred revenue	11.0	9.1
Other	0.7	0.6

Total deferred credits and other liabilities	117.7	123.4

Total liabilities	481.9	484.2

Commitments and Contingencies (see Note 12)
Equity and Partners’ Capital
Common unitholders - public (27,386,242 units issued and outstanding at June 30, 2016; 27,867,938 units issued and outstanding at December 31, 2015)	594.0	600.8
Common unitholder - Dominion (18,336,129 units issued and outstanding at June 30, 2016; 17,846,672 units issued and outstanding at December 31, 2015)	451.9	438.8
Subordinated unitholder - Dominion (31,972,789 units issued and outstanding at June 30, 2016 and December 31, 2015)	479.8	475.4
General Partner interest - Dominion (non-economic interest)	(11.9)	(12.4)

Total Dominion Midstream Partners, LP partners’ capital	1,513.8	1,502.6

Noncontrolling interest	2,736.8	2,138.4

Total equity and partners’ capital	4,250.6	3,641.0

Total liabilities and equity and partners’ capital	$4,732.5	$4,125.2

(1)	See Note 14 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

DOMINION MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS’ CAPITAL

(Unaudited)

	Partnership
	Common Unitholders Public	Common Unitholder Dominion	Subordinated Unitholder Dominion	General Partner Dominion (non- economic interest)	Total Dominion Midstream Partners, LP Partners’ Equity and Capital	Noncontrolling interest	Total Equity and Partners’ Capital
(millions)
December 31, 2015	$600.8	$438.8	$475.4	$(12.4)	$1,502.6	$2,138.4	$3,641.0

Net income including noncontrolling interest	15.8	10.5	18.3	1.0	45.6	59.3	104.9
Equity contributions from Dominion	—	—	—	0.1	0.1	538.6	538.7
Purchase of common units by Dominion	(10.6)	10.6	—	—	—	—	—
Distributions	(12.1)	(8.0)	(13.9)	(0.6)	(34.6)	—	(34.6)
Unit awards (net of unearned compensation)	0.1	—	—	—	0.1	—	0.1
Other	—	—	—	—	—	0.5	0.5

June 30, 2016	$594.0	$451.9	$479.8	$(11.9)	$1,513.8	$2,736.8	$4,250.6

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

DOMINION MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2016	2015
(millions)
Operating Activities
Net income including noncontrolling interest and DCG Predecessor	$104.9	$90.0
Adjustments to reconcile net income including noncontrolling interest and DCG Predecessor to net cash provided by operating activities:
Depreciation and amortization	20.2	20.5
Deferred income taxes	—	1.5
Other adjustments to income, net	0.3	1.9
Changes in:
Customer and other receivables	(1.5)	(2.1)
Prepayments	9.5	8.6
Accounts payable	0.4	(3.5)
Payables to affiliates	(0.8)	3.0
Accrued payroll and taxes	(1.6)	1.4
Other operating assets and liabilities	(1.0)	3.4

Net cash provided by operating activities	130.4	124.7

Investing Activities
Plant construction and other property additions	(653.6)	(479.0)
Other	(0.6)	(1.6)

Net cash used in investing activities	(654.2)	(480.6)

Financing Activities
Dominion credit facility borrowings	9.0	5.9
Contributions from Dominion	538.6	273.1
Distributions to common unitholders - public	(12.1)	(6.3)
Distribution to common unitholder - Dominion	(8.0)	(4.6)
Distribution to subordinated unitholder - Dominion	(13.9)	(10.1)
Distribution to general partner - Dominion	(0.6)	—
Other	—	(0.2)

Net cash provided by financing activities	513.0	257.8

Decrease in cash and cash equivalents	(10.8)	(98.1)
Cash and cash equivalents at beginning of period	35.0	175.4

Cash and cash equivalents at end of period	$24.2	$77.3

Supplemental Cash Flow Information
Significant noncash investing and financing activities:
Accrued capital expenditures	$12.1	$123.1
DCG Acquisition through issuance of debt and equity	—	500.8
Settlement of net current and deferred income tax assets	—	13.4
Equity contribution from Dominion to relieve payables to affiliates	—	1.7

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

On September 29, 2015, Dominion Midstream acquired a 25.93% noncontrolling partnership interest in Iroquois as described further in Note 7. Iroquois, a Delaware limited partnership, owns and operates a 416-mile FERC-regulated interstate natural gas transmission pipeline that extends from the Canada-United States border through the states of New York and Connecticut.

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

The financial statements for all periods presented include costs for certain general, administrative and corporate expenses assigned by DRS or DCGS (Dominion Payroll prior to January 1, 2016) to Dominion Midstream on the basis of direct and allocated methods in accordance with Dominion Midstream’s services agreements with DRS or DCGS (Dominion Payroll prior to January 1, 2016). Where costs incurred cannot be determined by specific identification, the costs are allocated based on the proportional level of effort devoted by DRS or DCGS (Dominion Payroll prior to January 1, 2016) resources that is attributable to the entities, determined by reference to number of employees, salaries and wages and other similar measures for the relevant DRS or DCGS (Dominion Payroll prior to January 1, 2016) department. Management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses are reasonable.

Note 2. Acquisition

DCG

On April 1, 2015, Dominion Midstream entered into a Purchase, Sale and Contribution Agreement with Dominion pursuant to which Dominion Midstream purchased from Dominion all of the issued and outstanding membership interests of DCG in exchange for total consideration of approximately $500.8 million, as adjusted for working capital. Total consideration to Dominion consisted of the issuance of a two-year $300.8 million senior unsecured promissory note, as adjusted for working capital, payable to Dominion at an annual interest rate of 0.6%, and 5,112,139 common units, valued at $200.0 million, representing limited partner interests in Dominion Midstream, to Dominion. The number of units was based on the volume weighted average trading price of Dominion Midstream’s common units for the 10 trading days prior to April 1, 2015, or $39.12 per unit. For the six months ended June 30, 2016, total transition costs of $1.3 million were expensed as incurred to operations and maintenance expense in the Consolidated Statements of Income. These costs were paid by Dominion, and Dominion Midstream subsequently reimbursed Dominion. There were no such costs incurred during the three months ended June 30, 2016. Total transaction and transition costs of $1.0 million were expensed as incurred to operations and maintenance expense in the Consolidated Statements of Income for the three months ended June 30, 2015. These costs were paid by Dominion. Dominion did not seek reimbursement for $0.7 million of such costs incurred during the three months ended June 30, 2015, and accordingly Dominion Midstream recognized a capital contribution by the general partner. The DCG Acquisition supports the expansion of Dominion Midstream’s portfolio of natural gas terminaling, processing, storage, transportation and related assets.

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

In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly Dominion Midstream’s financial position at June 30, 2016, its results of operations for the three and six months ended June 30, 2016, its cash flows for the six months ended June 30, 2016 and 2015 and changes in equity for the six months ended June 30, 2016. Such adjustments are normal and recurring in nature unless otherwise noted.

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

Diluted net income per limited partner unit is the same as basic net income per limited partner unit as there were no potentially dilutive common or subordinated units outstanding at June 30, 2016 and 2015.

The calculation of earnings per limited partner unit is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
(millions)
Net income attributable to partners	$22.5	$45.6
Less: General partner allocation(1)	(0.1)	(0.1)
Distributions declared on(2):
IDRs(3)	0.7	1.1
Common unitholders	10.7	21.0
Subordinated unitholders	7.6	14.7

Total distributions declared	19.0	36.8

Undistributed earnings	$3.6	$8.9

(1)	See Note 14 for further information.
(2)	On July 22, 2016, the Board of Directors of our general partner declared a quarterly cash distribution of $0.2355 per unit, totaling $19.0 million for the three months ended June 30, 2016. This distribution will be paid on August 15, 2016 to unitholders of record on August 5, 2016. The amount of distributions declared for the three months ended June 30, 2016 is based on the units outstanding at that date.
On April 19, 2016, the Board of Directors of our general partner declared a quarterly cash distribution of $0.2245 per unit, totaling $17.8 million for the three months ended March 31, 2016. This distribution was paid on May 13, 2016 to unitholders of record on May 3, 2016.
(3)	Dominion is a non-economic general partner that holds all of the IDRs.

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015
(millions)
Net income attributable to partners	$17.6	$29.4
Less: General partner allocation(1):	(0.7)	(0.7)
Distributions declared on(2):
IDRs(3)	—	—
Common unitholders	6.9	13.4
Subordinated unitholders	6.0	11.6

Total distributions declared	12.9	25.0

Undistributed earnings	$5.4	$5.1

(1)	See Note 2 for further information.
(2)	On July 17, 2015, the Board of Directors of our general partner declared a quarterly cash distribution of $0.1875 per unit, totaling $12.9 million, for the three months ended June 30, 2015. This distribution was paid on August 14, 2015 to unitholders of record on August 4, 2015. The amount of distributions declared shown above is based on the units outstanding at June 30, 2015.
On April 22, 2015, the Board of Directors of our general partner declared a quarterly cash distribution of $0.1750 per unit, totaling $12.1 million for the three months ended March 31, 2015. This distribution was paid on May 15, 2015 to unitholders of record on May 5, 2015.
(3)	Dominion is a non-economic general partner that holds all of the IDRs.

Basic and diluted net income per limited partner unit
	Common Units	Subordinated Units	General Partner	Total
(millions, except for weighted average units and per unit data)
Three Months Ended June 30, 2016
General partner allocation	$—	$—	$(0.1)	$(0.1)
Distributions declared	10.7	7.6	0.7	19.0
Undistributed earnings	2.2	1.4	—	3.6

Net income attributable to partners	$12.9	$9.0	$0.6	$22.5

Weighted average units outstanding	45,722,371	31,972,789

Net income per limited partner unit	$0.28	$0.28
Six Months Ended June 30, 2016
General partner allocation	$—	$—	$(0.1)	$(0.1)
Distributions declared	21.0	14.7	1.1	36.8
Undistributed earnings	5.3	3.6	—	8.9

Net income attributable to partners	$26.3	$18.3	$1.0	$45.6

Weighted average units outstanding	45,722,242	31,972,789

Net income per limited partner unit	$0.57	$0.57

Basic and diluted net income per limited partner unit
	Common Units	Subordinated Units	General Partner	Total
(millions, except for weighted average units and per unit data)
Three Months Ended June 30, 2015
General partner allocation	$—	$—	$(0.7)	$(0.7)
Distributions declared	6.9	6.0	—	12.9
Undistributed earnings	2.9	2.5	—	5.4

Net income attributable to partners	$9.8	$8.5	$(0.7)	$17.6

Weighted average units outstanding	37,092,305	31,972,789

Net income per limited partner unit	$0.26	$0.26
Six Months Ended June 30, 2015
General partner allocation	$—	$—	$(0.7)	$(0.7)
Distributions declared	13.4	11.6	—	25.0
Undistributed earnings	2.6	2.5	—	5.1

Net income attributable to partners	$16.0	$14.1	$(0.7)	$29.4

Weighted average units outstanding	34,550,329	31,972,789

Net income per limited partner unit	$0.47	$0.44

Note 5. Unit Activity

Activity in the number of units was as follows:

	Common
	Public	Dominion	Subordinated	General Partner	Total
				(non-economic interest)
Balance at December 31, 2015	27,867,938	17,846,672	31,972,789	—	77,687,399
Unit-based compensation	7,761	—	—	—	7,761
Dominion purchase of common units(1)	(489,457)	489,457	—	—	—

Balance at June 30, 2016	27,386,242	18,336,129	31,972,789	—	77,695,160

(1)	These shares were purchased by Dominion as part of Dominion’s program initiated in September 2015 to purchase from the market up to $50.0 million of common units representing limited partner interests in Dominion Midstream by September 2016 at the discretion of Dominion’s management.

Note 6. Operating Revenue

Dominion Midstream’s operating revenue consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(millions)
Gas transportation and storage	$81.6	$78.9	$160.7	$153.6
Other	4.0	26.5	7.9	30.2

Total operating revenue	$85.6	$105.4	$168.6	$183.8

Note 7. Equity Method Investments

The Consolidated Financial Statements include Dominion Midstream’s 25.93% noncontrolling partnership interest in Iroquois, which is accounted for under the equity method. See further discussion of Iroquois in Notes 1 and 10.

During the three and six months ended June 30, 2016, Dominion Midstream received distributions of $5.9 million and $11.7 million, respectively, from Iroquois. At June 30, 2016, the carrying amount of Dominion Midstream’s investment of $218.9 million exceeded its share of underlying equity in net assets by approximately $122.9 million. The difference reflects equity method goodwill and is not being amortized.

Summarized financial information provided to us by Iroquois for 100% of Iroquois for the three and six months ended June 30, 2016, is presented below.

(in millions)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Revenues	$46.7	$99.7
Operating income	22.4	51.2
Net income	18.1	42.7

Note 8. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	June 30, 2016	December 31, 2015
(millions)
Regulatory assets:
Unrecovered gas costs(1)	$2.9	$1.4
Other	0.2	0.3

Regulatory assets-current	3.1	1.7

Income taxes recoverable through future rates(2)	3.0	2.5

Regulatory assets-non-current	3.0	2.5

Total regulatory assets	$6.1	$4.2

Regulatory liabilities:
Overrecovered gas costs(1)	$0.2	$0.1
LNG cargo obligations(3)	0.9	3.0
Customer bankruptcy settlement(4)	3.2	3.1
Other	0.4	0.5

Regulatory liabilities-current	4.7	6.7

Provision for future cost of removal(5)	47.2	45.7
Customer bankruptcy settlement(4)	19.0	20.5
Other	0.2	0.5

Regulatory liabilities-non-current	66.4	66.7

Total regulatory liabilities	$71.1	$73.4

(1)	Reflects unrecovered/overrecovered gas costs, which are subject to annual filings with FERC.
(2)	Amounts to be recovered through future rates to pay income taxes that become payable by unitholders when rate revenue is provided to recover AFUDC-equity when such amounts are recovered through book depreciation.
(3)	Reflects obligations to the Import Shippers for LNG cargo received. See Note 12 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015 for further information.
(4)	Represents the balance of proceeds from the monetization of a bankruptcy claim acquired as part of the DCG Acquisition, which is being amortized into operating revenue through February 2024.
(5)	Rates charged to customers include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.

At June 30, 2016, approximately $3.1 million of regulatory assets represented past expenditures on which Dominion Midstream does not currently earn a return. These expenditures are expected to be recovered within one year.

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

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 12 to the Consolidated Financial Statements in the Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015 and Note 9 to the Consolidated Financial Statements in the Dominion Midstream’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Dominion is constructing the Liquefaction Project at the Cove Point facility, which would enable the facility to liquefy domestically-produced natural gas and export it as LNG. In September 2014, FERC issued an order granting authorization for Cove Point to construct, modify and operate the Liquefaction Project. In October 2014, several parties filed a motion with FERC to stay the order and request rehearing. In May 2015, FERC denied the requests for stay and rehearing.

Two parties have separately filed petitions for review of the FERC order in the United States Court of Appeals for the District of Columbia Circuit, which petitions have been consolidated. Separately, one party requested a stay of the FERC order until the judicial proceedings are complete, which the court denied in June 2015. In July 2016, the court denied one party’s petition for review of the FERC order authorizing the Liquefaction Project. The court also issued a decision remanding the other party’s petition for review of the FERC order to FERC for further explanation of how FERC’s decision that a previous transaction with an existing import shipper was not unduly discriminatory. Cove Point believes that on remand FERC will be able to justify its decision.

In June 2016, DCG received FERC authorization to construct and operate the approximately $45 million Columbia to Eastover Project facilities, which are expected to be placed into service in the fourth quarter of 2016.

In October 2015, Cove Point received FERC authorization to construct and operate the approximately $20 million St. Charles Transportation Project. The project was placed into service in June 2016.

Note 10. Variable Interest Entities

The primary beneficiary of a VIE is required to consolidate the VIE and to disclose certain information about its significant variable interests in the VIE. The primary beneficiary of a VIE is the entity that has both: (1) the power to direct the activities that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE.

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

Iroquois

Dominion Midstream previously concluded that Iroquois was a VIE because a non-affiliated Iroquois equity holder had the ability during a limited period of time to transfer its ownership interests to another Iroquois equity holder or its affiliate. At the end of the first quarter of 2016, such right no longer existed and Dominion Midstream concluded that Iroquois is no longer a VIE.

DRS, DCGS and Dominion Payroll

In connection with the Offering, our general partner entered into a services agreement with DRS. DRS provides administrative, management and other services to Dominion and its subsidiaries as a subsidiary service company. From time to time and at the option of our general partner, our general partner will request that DRS provide, and reimburse DRS for the cost of providing, such administrative, management and other services as it deems necessary or appropriate for our operations. We will reimburse our general partner and its affiliates for the associated costs of obtaining these services. For the three and six months ended June 30, 2016, these costs were $0.3 million and $0.6 million, respectively. For the three and six months ended June 30, 2015, these costs were $0.2 million and $0.4 million, respectively.

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

Dominion Midstream purchased shared services from DRS and DCGS of approximately $5.8 million and $3.9 million for the three months ended June 30, 2016, respectively, and $12.5 million and $8.9 million for the six months ended June 30, 2016, respectively. Dominion Midstream purchased shared services from DRS and Dominion Payroll of approximately $4.2 million and $3.6 million for the three months ended June 30, 2015, respectively, and $7.8 million and $5.5 million for the six months ended June 30, 2015, respectively. The Consolidated Balance Sheets at June 30, 2016 and December 31, 2015 include amounts due from Dominion Midstream to DRS, DCGS and Dominion Payroll of approximately $2.9 million and $2.8 million, respectively.

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

Note 11. Affiliated Long-Term Debt

In connection with the DCG Acquisition, Dominion Midstream issued a two-year, $300.8 million senior unsecured promissory note payable to Dominion, as adjusted for working capital, at an annual fixed interest rate of 0.6%. Interest on the note is payable quarterly, and all principal and accrued interest is due and payable at maturity on April 1, 2017, which under certain conditions can be extended at the option of Dominion Midstream to October 1, 2017. Interest charges related to Dominion Midstream’s borrowing from Dominion were $0.4 million and $0.9 million for the three and six months ended June 30, 2016, respectively, and $0.5 million for the three months ended June 30, 2015. At June 30, 2016 and December 31, 2015, accrued interest payable to Dominion of $0.5 million was recorded in payables to affiliates on the Consolidated Balance Sheets.

The debt instrument described above is reported at historical cost. At June 30, 2016, the fair value of Dominion Midstream’s outstanding debt was $299.5 million. The estimated fair value has been determined using available market information and valuation methodologies considered appropriate by management. The fair value was calculated using market interest rates currently available for issuance of debt with similar terms and remaining maturities. The fair value measurement is classified as Level 2.

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

Surety Bonds

At June 30, 2016, Cove Point had purchased $9.5 million of surety bonds. Under the terms of surety bonds, Cove Point is obligated to indemnify the respective surety bond company for any amounts paid.

Lease Commitments

Dominion Midstream leases various facilities, vehicles and equipment under operating lease arrangements, the majority of which include terms of one year or less, require payments on a monthly or annual basis and can be canceled at any time. Rental expense for Dominion Midstream totaled $1.0 million and $1.6 million for the three and six months ended June 30, 2016, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2015, respectively. The majority of rent expense is included within other operations and maintenance expense in the Consolidated Statements of Income.

Note 13. Credit Risk

Credit risk is the risk of financial loss if counterparties fail to perform their contractual obligations. In order to minimize overall credit risk, credit policies are maintained, including the evaluation of counterparty financial condition. In addition, counterparties may make available collateral, including letters of credit, payment guarantees or cash deposits.

Dominion Midstream provides service to approximately 70 customers, including the Storage Customers, marketers or end users and the Import Shippers. The two largest customers comprised approximately 69% and 71% of the total transportation and storage revenues for the three and six months ended June 30, 2016, respectively, with Dominion Midstream’s largest customer representing approximately 54% and 55% of such amounts in each period, respectively. The two largest customers comprised approximately 71% of the total transportation and storage revenues for the three and six months ended June 30, 2015, with Dominion Midstream’s largest customer representing approximately 56% and 57% of such amounts in each period, respectively.

Dominion Midstream maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends and other information. At June 30, 2016 and December 31, 2015, the provision for credit losses was less than $0.1 million. Management believes, based on credit policies and the June 30, 2016 provision for credit losses, that it is unlikely that a material adverse effect on financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

Note 14. Related-Party Transactions

Dominion Midstream engages in related-party transactions primarily with other Dominion subsidiaries (affiliates), including our general partner. Dominion Midstream’s receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. Cove Point participates in certain Dominion benefit plans as described in Note 16 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015. In Dominion Midstream’s Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, amounts due to Dominion associated with these benefit plans included in pension and other postretirement benefit liabilities were $5.6 million and $5.0 million, respectively, and amounts due from Dominion at June 30, 2016 included in other current assets were $0.4 million. There were no such amounts due from Dominion at December 31, 2015. Transactions related to the DCG Acquisition are described in Notes 2 and 11. A discussion of the remaining significant related party transactions follows.

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

Dominion may seek reimbursement from DCG for costs incurred related to Dominion’s transition services agreement with SCANA to provide administrative functions related to DCG. For the three and six months ended June 30, 2016, DCG reimbursed Dominion a total of $0.6 million and $1.2 million for such costs. During the three months ended June 30, 2015, DCG reimbursed Dominion $1.1 million for such costs.

Dominion Midstream provides transportation services to affiliates and affiliates provide goods and services to Dominion Midstream.

Affiliated transactions are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(millions)
Sales of natural gas transportation services to affiliates	$0.4	$0.4	$0.9	$1.1
Purchased gas from affiliates	—	0.1	0.1	0.3
Goods and services provided by affiliates to Dominion Midstream(1)	11.5	9.5	24.8	16.7

(1)	Includes $4.5 million and $8.4 million of capitalized expenditures for the three and six months ended June 30, 2016, and $3.1 million and $5.5 million for the three and six months ended June 30, 2015, respectively.

Dominion Credit Facility

In connection with the Offering, Dominion Midstream entered into a credit facility with Dominion with a borrowing capacity of $300 million. A summary of certain key terms of the credit facility with Dominion is included in Note 20 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015. At June 30, 2016 and December 31, 2015, $14.9 million and $5.9 million was outstanding against the credit facility, respectively. Outstanding borrowings are presented within current liabilities as such amounts could become payable on demand after a 90-day termination notice provided by either party. No such notice has been provided through the date of this filing. Interest charges related to Dominion Midstream’s borrowings against the facility were $0.1 million for the three and six months ended June 30, 2016, and less than $0.1 million for the three months ended June 30, 2015.

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

Natural Gas Imbalances

Dominion Midstream maintains natural gas imbalances with affiliates. The imbalances with affiliates are provided below:

	June 30, 2016	December 31, 2015
(millions)
Imbalances payable to affiliates	$4.7	$0.8

Right of First Offer

In connection with the Offering, Dominion Midstream entered into a right of first offer agreement with Dominion as described in Note 20 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to this agreement.

Contributions from Dominion

For the three and six months ended June 30, 2016, Dominion contributed $293.7 million and $538.6 million, respectively, to Cove Point. For the three months ended June 30, 2015, Dominion contributed $271.8 million to Cove Point. In July 2016, Dominion contributed an additional $72.9 million to Cove Point. These contributions from Dominion to Cove Point represent funding for capital expenditures related to the Liquefaction Project. In February 2015, Dominion contributed $1.3 million in cash to DCG to fund operations.

Transaction and transition costs incurred by the DCG Predecessor were attributed to Dominion Midstream and expensed in operations and maintenance expense in the Consolidated Statements of Income. At the time of the DCG Acquisition, Dominion Midstream settled amounts payable to Dominion of $1.0 million through equity contributions from Dominion.

For the three months ended June 30, 2015, Dominion allocated transaction and transition costs related to the DCG Acquisition of $1.0 million to Dominion Midstream, of which Dominion did not seek reimbursement for $0.7 million as described further in Note 2. For the three months ended June 30, 2016, Dominion allocated costs of $0.1 million to Dominion Midstream related to a potential acquisition for which Dominion did not seek reimbursement.

Note 15. Income Taxes

Dominion Midstream is organized as an MLP, a pass-through entity for United States federal and state income tax purposes. Each unitholder is responsible for taking into account the unitholder’s respective share of Dominion Midstream’s items of taxable income, gain, loss and deduction in the preparation of income tax returns. Upon the closing of the Offering, Cove Point became a pass-through entity for United States federal and state income tax purposes. Effective April 1, 2015, the date of the DCG Acquisition, DCG is treated as a component of Dominion Midstream for income tax purposes. Accordingly, Dominion Midstream’s Consolidated Financial Statements do not include income taxes for the period subsequent to the Offering, with the exception of income taxes attributable to the DCG Predecessor.

DCG operated as a taxable corporation at the time of Dominion’s acquisition of DCG. In March 2015, DCG converted to a single member limited liability company and as a result, became a disregarded entity for income tax purposes and was treated as a taxable division of its corporate parent, Dominion.

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

For the six months ended June 30, 2016 and 2015, the statutory United States federal income tax rate reconciles to the effective income tax rate as follows:

Six Months Ended June 30,	2016	2015
United States statutory rate	35.0%	35.0%
Partnership income not subject to income taxes(1)	(35.0)	(32.9)
Increases resulting from:
State taxes, net of federal benefit(2)	—	0.2

Effective tax rate	—%	2.3%

(1)	Reflects the pass-through entity status of Dominion Midstream, including the operations of DCG subsequent to the DCG Acquisition, and Cove Point.
(2)	2015 amounts are attributable to the operations of DCG prior to the DCG Acquisition.

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

The following table presents segment information pertaining to Dominion Midstream’s operations:

	Dominion Energy	Corporate and Other	Total
(millions)
Three Months Ended June 30, 2016
Operating revenue	$85.6	$—	$85.6
Earnings from equity method investee	3.7	—	3.7
Net income (loss) including noncontrolling interest	53.2	(0.1)	53.1
Net income (loss) attributable to partners	22.6	(0.1)	22.5
Three Months Ended June 30, 2015
Operating revenue	$105.4	$—	$105.4
Net income (loss) including noncontrolling interest	47.9	(0.7)	47.2
Net income (loss) attributable to partners	18.3	(0.7)	17.6
Six Months Ended June 30, 2016
Operating revenue	$168.6	$—	$168.6
Earnings from equity method investee	10.1	—	10.1
Net income (loss) including noncontrolling interest	105.0	(0.1)	104.9
Net income (loss) attributable to partners	45.7	(0.1)	45.6
Six Months Ended June 30, 2015
Operating revenue	$183.8	$—	$183.8
Net income (loss) including noncontrolling interest and DCG Predecessor	91.7	(1.7)	90.0
Net income (loss) including noncontrolling interest	88.4	(0.7)	87.7
Net income (loss) attributable to partners	30.1	(0.7)	29.4

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

We make forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to differ materially from predicted results. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other factors may cause actual results to differ materially from those indicated in any forward-looking statement. These factors include but are not limited to:

•	Unusual weather conditions and their effect on energy sales to customers and energy commodity prices;

•	Extreme weather events and other natural disasters, including, but not limited to, hurricanes, high winds, severe storms, earthquakes, flooding and changes in water availability that can cause outages and property damage to facilities;

•	Federal, state and local legislative and regulatory developments, including changes in federal and state tax laws and regulations;

•	Changes to federal, state and local environmental laws and regulations, including those related to climate change, the tightening of emission or discharge limits for GHGs and other emissions, more extensive permitting requirements and the regulation of additional substances;

•	The cost of environmental compliance, including those costs related to climate change;

•	Changes in implementation and enforcement practices of regulators relating to environmental and safety standards and litigation exposure for remedial activities;

•	Difficulty in anticipating mitigation requirements associated with environmental and other regulatory approvals;

•	Fluctuations in energy-related commodity prices and the effect these could have on our earnings, liquidity position and the underlying value of our assets;

•	Counterparty credit and performance risk;

•	Employee workforce factors;

•	Risks of operating businesses in regulated industries that are subject to changing regulatory structures;

•	The ability to negotiate, obtain necessary approvals and consummate acquisitions from Dominion and third parties and the impacts of such acquisitions;

•	Receipt of approvals for, and timing of, closing dates for acquisitions;

•	The timing and execution of our growth strategy;

•	Risks associated with entities in which we share ownership and control with third parties, including risks that result from our lack of sole decision making authority, reliance on the financial condition of third parties, disputes that may arise between us and third party participants, difficulties in exiting these arrangements, requirements to contribute additional capital, the timing and amount of which may not be within our control, and rules for accounting for these entities including those requiring their consolidation or deconsolidation in our financial statements;

•	Political and economic conditions, including inflation and deflation;

•	Domestic terrorism and other threats to our physical and intangible assets, as well as threats to cybersecurity;

•	The timing and receipt of regulatory approvals necessary for planned construction or any future expansion projects, including the overall development of the Liquefaction Project, and compliance with conditions associated with such regulatory approvals;

•	Changes in demand for our services, including industrial, commercial and residential growth or decline in our service areas, changes in supplies of natural gas delivered to our pipeline systems, failure to maintain or replace customer contracts on favorable terms, changes in customer growth or usage patterns, including as a result of energy conservation programs and the availability of energy efficient devices;

•	Additional competition in industries in which we operate;

•	Changes to regulated gas transportation rates collected by us;

•	Changes in operating, maintenance and construction costs;

•	Adverse outcomes in litigation matters or regulatory proceedings;

•	The impact of operational hazards, including adverse developments with respect to pipeline and plant safety or integrity, equipment loss, malfunction or failure, operator error, and other catastrophic events;

•	The inability to complete planned construction, conversion or expansion projects, including the Liquefaction Project, at all, or within the terms and time frames initially anticipated;

•	Contractual arrangements to be entered into with or performed by our customers substantially in the future, including any revenues anticipated thereunder and any possibility of termination and inability to replace such contractual arrangements;

•	Capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;

•	Fluctuations in interest rates and increases in our level of indebtedness;

•	Changes in availability and cost of capital;

•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies; and

•	Conflicts of interest with Dominion and its affiliates.

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

EBITDA, Adjusted EBITDA and distributable cash flow are non-GAAP supplemental financial measures used by our management and by external users of our financial statements, such as investors and securities analysts, to assess:

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

The GAAP measure most directly comparable to EBITDA and Adjusted EBITDA is net income, and the GAAP measure most directly comparable to distributable cash flow is net cash provided by operating activities. EBITDA, Adjusted EBITDA and distributable cash flow should not be considered alternatives to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA, Adjusted EBITDA and distributable cash flow exclude some, but not all, items that affect net income, operating income and cash flows from operating activities, and these measures may vary among other companies. Therefore, EBITDA, Adjusted EBITDA and distributable cash flow as presented may not be comparable to similarly titled measures of other companies.

Factors Impacting Comparability of Our Financial Results

As of June 30, 2016, there have been no significant changes with regard to the factors impacting comparability of our financial results as disclosed in MD&A in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015. The factors disclosed included the acquisition of interest in Iroquois, DCG Acquisition, import contracts, the Liquefaction Project, income taxes and general and administrative expenses.

Accounting Matters

Critical Accounting Policies and Estimates

As of June 30, 2016, there have been no significant changes to the critical accounting policies and estimates disclosed in MD&A in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015. The policies previously disclosed included the accounting for regulated operations, use of estimates in goodwill impairment testing and use of estimates in long-lived asset impairment testing.

Results of Operations

Presented below are selected amounts related to Dominion Midstream’s results of operations:

	Second Quarter			Year-To-Date
	2016	2015	$ Change	2016	2015	$ Change
(millions)
Operating revenue	$85.6	$105.4	$(19.8)	$168.6	$183.8	$(15.2)
Purchased gas	4.0	25.5	(21.5)	4.9	29.4	(24.5)

Net revenue	81.6	79.9	1.7	163.7	154.4	9.3

Other operations and maintenance	16.1	16.0	0.1	36.1	29.3	6.8
Depreciation and amortization	10.2	9.9	0.3	20.2	20.5	(0.3)
Other taxes	6.8	6.8	—	14.1	12.7	1.4
Earnings from equity method investee	3.7	—	3.7	10.1	—	10.1
Other income	0.9	0.2	0.7	1.4	0.4	1.0
Interest and related charges (benefit)	—	0.2	(0.2)	(0.1)	0.2	(0.3)
Income tax expense	—	—	—	—	2.1	(2.1)

Net income including noncontrolling interest and DCG Predecessor	$53.1	$47.2	$5.9	$104.9	$90.0	$14.9

Less: Net income attributable to DCG Predecessor	—	—		—	2.3

Net income including noncontrolling interest	53.1	47.2		104.9	87.7

Less: Net income attributable to noncontrolling interest	30.6	29.6		59.3	58.3

Net income attributable to partners	$22.5	$17.6		$45.6	$29.4

EBITDA	$63.3	$57.3		$125.0	$112.8

Adjusted EBITDA	$27.2	$19.9		$52.1	$31.7

Distributable cash flow	$23.8	$18.1		$44.1	$30.0

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measure for the three and six months ended June 30, 2016 and 2015.

	Second Quarter		Year-To-Date
	2016	2015	2016	2015
(millions)
Adjustments to reconcile net income including noncontrolling interest and DCG Predecessor to EBITDA and Adjusted EBITDA:
Net income including noncontrolling interest and DCG Predecessor	$53.1	$47.2	$104.9	$90.0
Add:
Depreciation and amortization	10.2	9.9	20.2	20.5
Interest and related charges (benefit)	—	0.2	(0.1)	0.2
Income tax expense	—	—	—	2.1

EBITDA	$63.3	$57.3	$125.0	$112.8

Distributions from equity method investee	5.9	—	11.7	—
Less:
Earnings from equity method investee	3.7	—	10.1	—
EBITDA attributable to DCG Predecessor	—	—	—	5.7
EBITDA attributable to noncontrolling interest	38.3	37.4	74.5	75.4

Adjusted EBITDA	$27.2	$19.9	$52.1	$31.7

The following table presents a reconciliation of distributable cash flow to the most directly comparable GAAP financial measure for the three and six months ended June 30, 2016 and 2015.

	Second Quarter		Year-To-Date
	2016	2015	2016	2015
(millions)
Adjustments to reconcile net cash provided by operating activities to distributable cash flow:
Net cash provided by operating activities	$61.9	$68.0	$130.4	$124.7
Less:
Cash attributable to noncontrolling interest(1)	38.8	44.5	79.5	80.0
Cash attributable to DCG Predecessor(2)	—	—	—	10.4
Other changes in working capital and noncash adjustments	4.1	(3.6)	1.2	(2.6)

Adjusted EBITDA	27.2	19.9	52.1	31.7
Adjustments to cash(3):
Plus: Deferred revenue(4)	—	1.0	2.0	1.0
Less: Amortization of regulatory liability(5)	(0.7)	(0.7)	(1.4)	(0.7)
Less: Maintenance capital expenditures(6)	(2.3)	(2.4)	(7.8)	(2.4)
Plus: Acquisition costs funded by Dominion	0.1	0.7	0.1	0.7
Less: Interest expense and AFUDC equity	(0.5)	(0.4)	(1.0)	(0.4)
Plus: Non-cash director compensation	—	—	0.1	0.1

Distributable cash flow	$23.8	$18.1	$44.1	$30.0

(1)	The Preferred Equity Interest is a perpetual, non-convertible preferred equity interest entitled to the Preferred Return Distributions. Any excess in cash available over the $50.0 million is attributable to the noncontrolling interest held by Dominion but not available for distribution until the distribution reserve has been fully funded.
(2)	Represents net cash provided by operating activities of DCG from January 31, 2015, the inception date of common control, through March 31, 2015, the date just prior to Dominion Midstream acquiring DCG.
(3)	Beginning in the first quarter of 2016, distributable cash flow no longer reflects an adjustment for the timing difference between cash paid for property taxes and the amount recognized into expense. All prior periods presented have been recalculated to reflect a consistent approach. Previously, distributable cash flow for the three and six months ended June 30, 2015 was $19.3 million and $31.2 million, respectively.
(4)	Adjustment to reflect the difference between cash received and revenue recognized related to facilities payments that are deferred and will be recognized over the related customer contract periods.
(5)	Represents the monetization of a bankruptcy claim being amortized into income through February 2024.

(6)	Amounts include accruals. For the three and six months months ended June 30, 2016, amount excludes $3.9 million and $5.4 million of Dominion funded maintenance capital expenditures related to the Cove Point LNG Facility and Cove Point Pipeline. For the three and six months months ended June, 2015, amount excludes $3.5 million and $7.3 million of Dominion funded maintenance capital expenditures related to the Cove Point LNG Facility and Cove Point Pipeline. Dominion has indicated that it intends to continue providing the funding necessary for such expenditures, but it is under no obligation to do so. In addition, the six month period ended June 30, 2015 excludes $1.3 million of maintenance capital expenditures incurred by the DCG Predecessor.

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

An analysis of Dominion Midstream’s results of operations follows:

Second Quarter 2016 vs. 2015

Net revenue increased 2%, primarily related to increased transportation and storage revenue related to the Edgemoor Project ($1.1 million), which was placed into service in December 2015. Operating revenue and purchased gas decreased approximately $22.6 million due to the absence of any LNG cooling cargo receipts in 2016. Cove Point received one LNG cooling cargo in April 2015.

Earnings from equity method investee increased $3.7 million as a result of the September 2015 acquisition of a 25.93% noncontrolling partnership interest in Iroquois.

Other income increased $0.7 million primarily related to an increase in AFUDC costs associated with rate-regulated projects in 2016.

Year-To-Date 2016 vs. 2015

Net revenue increased 6%, primarily due to DCG results being included in Dominion Midstream for six months in 2016, as compared to five months in 2015 ($5.9 million) and increased transportation and storage revenue related to the Edgemoor Project ($2.3 million), which was placed into service in December 2015. Operating revenue and purchased gas decreased approximately $22.6 million due to the absence of any LNG cooling cargo receipts in 2016. Cove Point received one LNG cooling cargo in April 2015.

Other operations and maintenance increased 23%, primarily due to DCG results being included in Dominion Midstream for six months in 2016, as compared to five months in 2015 ($2.4 million) and organizational design initiative costs incurred during the first quarter of 2016 ($3.5 million).

Depreciation and amortization decreased by 1%, primarily as a result of the absence of accelerated depreciation from 2015 asset retirements associated with the Liquefaction Project ($1.5 million), partially offset by DCG depreciation and amortization expense being included in Dominion Midstream for six months in 2016, as compared to five months in 2015 ($0.8 million) and depreciation related to the Edgemoor Project ($0.4 million), which was placed into service in December 2015.

Other taxes increased 11% primarily due to DCG results being included in Dominion Midstream for six months in 2016, as compared to five months in 2015 ($0.6 million) and increased property taxes related to expansion capital projects ($0.4 million).

Earnings from equity method investee increased $10.1 million as a result of the September 2015 acquisition of a 25.93% noncontrolling partnership interest in Iroquois.

Other income increased $1.0 million, primarily related to an increase in AFUDC costs associated with rate-regulated projects in 2016.

Income tax expense decreased $2.1 million as a result of the absence of income taxes attributable to the DCG Predecessor.

Segment Results of Operations

Presented below is a summary of contributions by Dominion Midstream’s operating segment to net income including noncontrolling interest and DCG Predecessor:

	Second Quarter			Year-To-Date
	2016	2015	$ Change	2016	2015	$ Change
(millions)
Dominion Energy	$53.2	$47.9	$5.3	$105.0	$91.7	$13.3
Corporate and Other	(0.1)	(0.7)	0.6	(0.1)	(1.7)	1.6

Consolidated	$53.1	$47.2	$5.9	$104.9	$90.0	$14.9

Dominion Energy

The following table summarizes, on an after-tax basis, the key factors impacting Dominion Energy’s contribution to net income including noncontrolling interest and DCG Predecessor. Dominion Midstream, as a pass-through entity, is generally not subject to income taxes.

	Second Quarter 2016 vs. 2015 Increase/(Decrease)	Year-To-Date 2016 vs. 2015 Increase/(Decrease)
(millions)
Acquisition of noncontrolling interest in Iroquois	$3.7	$10.1
Growth projects placed into service	0.9	1.9
Absence of income taxes attributable to the DCG Predecessor	—	2.1
DCG Acquisition	—	2.6
2016 organizational design initiative costs	—	(3.5)
Accelerated depreciation in 2015	—	1.5
Other	0.7	(1.4)

Change in net income contribution	$5.3	$13.3

Corporate and Other

Corporate and Other includes items attributable to Dominion Midstream’s operating segment that are not included in profit measures evaluated by executive management in assessing segment performance or in allocating resources. Corporate and Other expenses were $0.1 million for the three and six months ended June 30, 2016 and $0.7 million and $1.7 million for the three and six months ended June 30, 2015, respectively, consisting of certain acquisition costs funded by Dominion. Dominion Midstream recognized a capital contribution by the general partner for these costs.

Liquidity and Capital Resources

Overview

Dominion Midstream’s ongoing principal sources of liquidity may include distributions received from Cove Point from our Preferred Equity Interest, cash generated from operations of DCG, distributions received from our noncontrolling partnership interest in Iroquois, borrowings under our credit facility with Dominion and issuances of debt and equity securities. We believe that cash from these sources will be sufficient to pay distributions while continuing to meet our short-term working capital requirements and our long-term capital expenditure requirements. We expect to have sufficient distributable cash flow to pay the minimum quarterly distribution of $0.1750 per common unit and subordinated unit, which equates to $13.6 million per quarter, or $54.4 million per year in the aggregate, based on the number of common units and subordinated units outstanding at June 30, 2016. However, we do not have a legal or contractual obligation to pay distributions quarterly or on any other basis or at the minimum quarterly distribution rate or at any other rate, and there is no guarantee that we will pay distributions to our unitholders in any quarter.

Outstanding Indebtedness

In connection with the Offering, Dominion Midstream entered into a $300 million credit facility with Dominion, allowing it to competitively pursue acquisitions and future organic growth opportunities or to otherwise meet its financial needs. At June 30, 2016, $14.9 million was outstanding against the credit facility.

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

For the six months ended June 30, 2016, Dominion Midstream paid total capital expenditures of $653.6 million, which included $13.2 million of maintenance capital expenditures.

Our significant capital projects, all of which are expansion projects, are described further below:

•	Total costs of developing the Liquefaction Project are estimated to be $3.4 billion to $3.8 billion, excluding financing costs. Through June 30, 2016, Cove Point incurred approximately $2.8 billion of development and construction costs associated with the Liquefaction Project. We caused Cove Point to use the net proceeds contributed to it from the Offering to fund a portion of development and construction costs associated with the Liquefaction Project. The Liquefaction Project is expected to be placed into service in late 2017.

•	Total costs of the St. Charles Transportation Project were approximately $20 million. The project was placed into service in June 2016.

•	Total costs of the Keys Energy Project are estimated to be approximately $40 million. Through June 30, 2016, we incurred approximately $14 million of costs associated with this project, and service is expected to commence in March 2017.

•	Total costs of the Columbia to Eastover Project are estimated to be approximately $45 million. Through June 30, 2016, approximately $10 million of costs had been incurred, of which Dominion Midstream incurred $6 million subsequent to the DCG Acquisition. In June 2016, DCG received FERC authorization to construct and operate the project facilities, which are expected to be placed into service in the fourth quarter of 2016.

•	Total costs of the Transco to Charleston Project are estimated to be approximately $120 million. Through June 30, 2016, approximately $10 million of costs had been incurred, all of which Dominion Midstream incurred subsequent to the DCG Acquisition. In March 2016, DCG filed an application to request FERC authorization to construct and operate the project facilities, which are expected to be placed into service in the fourth quarter of 2017.

Dominion has indicated that it intends to provide the funding necessary for the remaining construction costs and other capital expenditures of Cove Point, including the Liquefaction Project and Keys Energy Project, but it is under no contractual obligation to do so and has not secured all of the funding necessary to cover these costs, as it intends to finance these costs as they are incurred using its consolidated operating cash flows in addition to proceeds from capital markets transactions. However, Dominion has entered into guarantee arrangements on behalf of Cove Point to facilitate the Liquefaction Project, including guarantees supporting the terminal services and transportation agreements as well as the engineering, procurement and construction contract for the Liquefaction Project. Two of the guarantees have no stated limit, one guarantee has a $150 million limit and one guarantee has a $1.75 billion aggregate limit with an annual draw limit of $175 million. In the event that Dominion does not satisfy its obligations under these guarantee arrangements or otherwise does not agree to provide the funding necessary for the remaining development costs and other capital expenditures of Cove Point, or is unable to obtain such funding in the amounts required or on terms acceptable to Dominion, Cove Point would require substantial external debt or equity financing to complete the construction of the Liquefaction Project and Keys Energy Project.

Distributions

Distributions are declared subsequent to quarter end. The table below summarizes the quarterly cash distributions declared during 2016.

Quarterly Period Ended	Total Quarterly Distribution (per unit)	Total Cash Distribution (in millions)	Date of Declaration	Date of Record	Date of Distribution
December 31, 2015	$0.2135	$16.8	January 21, 2016	February 5, 2016	February 15, 2016
March 31, 2016	0.2245	17.8	April 19, 2016	May 3, 2016	May 13, 2016
June 30, 2016	0.2355	19.0	July 22, 2016	August 5, 2016	August 15, 2016

Cash Flows

A summary of cash flows is presented below:

	Six Months Ended June 30,
	2016	2015
(millions)
Cash and cash equivalents at beginning of year	$35.0	$175.4
Cash flows provided by (used in):
Operating activities	130.4	124.7
Investing activities	(654.2)	(480.6)
Financing activities	513.0	257.8

Net decrease in cash and cash equivalents	(10.8)	(98.1)

Cash and cash equivalents at June 30	$24.2	$77.3

Operating Cash Flows

In the first six months of 2016, net cash provided by Dominion Midstream’s operating activities increased by $5.7 million, primarily due to the September 2015 acquisition of a 25.93% noncontrolling partnership interest in Iroquois, as well as net changes in working capital items.

Investing Cash Flows

In the first six months of 2016, net cash used in Dominion Midstream’s investing activities increased by $173.6 million, primarily due to higher expenditures for the Liquefaction Project.

Financing Cash Flows and Liquidity

In the first six months of 2016, net cash provided by Dominion Midstream’s financing activities increased $255.2 million, primarily due to higher capital contributions from Dominion to fund the Liquefaction Project.

In May 2016, Dominion Midstream filed an SEC shelf registration for the ability to sell common units through an at-the-market program and pursuant to which it may offer from time to time up to $150 million aggregate amount of its common units. Sales of common units, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange, in block transactions, or as otherwise agreed to between the sales agent and us. In July 2016, Dominion Midstream entered into an equity distribution agreement with nine separate managers to effect sales under the program; however, we have not issued any units in 2016.

Customer Concentration

Dominion Midstream provides service to approximately 70 customers, including the Storage Customers, marketers or end users and the Import Shippers. The two largest customers comprised approximately 69% and 71% of the total transportation and storage revenues for the three and six months ended June 30, 2016, respectively. See Note 13 to the Consolidated Financial Statements for additional information.

Contractual Obligations

At June 30, 2016, there have been no material changes outside the ordinary course of business to Dominion Midstream’s contractual obligations as disclosed in MD&A in the Dominion Midstream Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

Other than the holding of surety bonds as discussed in Note 12 to the Consolidated Financial Statements, Dominion Midstream had no off-balance sheet arrangements at June 30, 2016.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of the Consolidated Financial Statements that may impact Dominion Midstream’s future results of operations, financial condition and/or cash flows. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015 and Future Issues and Other Matters in MD&A in Dominion Midstream’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

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

In September 2015, the EPA issued a proposed new source performance standard (for the oil and natural gas sector) to regulate methane and volatile organic compound emissions from new and modified facilities in transportation and storage, gathering and boosting, production and processing facilities. The proposed regulation was finalized in June 2016. All projects which commenced construction after September 2015 will be required to comply with the final regulation. The costs are not expected to be material for Dominion Midstream’s current projects.

Legal Matters

See Item 3. Legal Proceedings in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015 and Notes 9 and 12 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings in this report for additional information on various legal matters.

In January 2015, DCG, while it was a subsidiary of SCANA, self-reported potentially non-compliant natural gas pipeline exposure maintenance activities to the United States Army Corps of Engineers. During pipeline maintenance activities, it was discovered that prior authorization had not been obtained from the United States Army Corps of Engineers for seventeen locations that involved the additions of fill, culverts and concrete mats. In June 2015, DCG submitted a draft Compliance Resolution Agreement to the United States Army Corps of Engineers with proposed plans for rehabilitation and minimization of potential adverse impacts to water bodies and proposed to apply for after-the-fact permits. In June 2016, the United States Army Corps of Engineers provided the approved Compliance Resolution Agreement to Dominion Midstream, which was executed in July 2016. Dominion Midstream expects SCANA will provide funding for all material costs, if any, to satisfy the requirements imposed by the United States Army Corps of Engineers as required by the Compliance Resolution Agreement.

Regulatory Matters

See Note 12 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015 and Note 9 in this report for additional information on various regulatory matters.

ITEM 3.

QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Upon the closing of the Offering, we entered into a $300 million variable rate revolving credit facility with Dominion. We may hedge the interest on portions of our borrowings under the credit facility from time-to-time in order to manage risks associated with floating interest rates. At June 30, 2016, we have $14.9 million outstanding indebtedness against the credit facility. A hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at June  30, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Senior management of Dominion Midstream’s general partner, including the general partner’s CEO and CFO, evaluated the effectiveness of Dominion Midstream’s disclosure controls and procedures at June 30, 2016, the end of the period covered by this report. Based on this evaluation process, the CEO and CFO of Dominion Midstream’s general partner have concluded that Dominion Midstream’s disclosure controls and procedures are effective.

During the quarter ended June 30, 2016, there were no changes in Dominion Midstream’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Dominion Midstream’s internal control over financial reporting.

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

See the following for discussions on various environmental and other regulatory proceedings to which Dominion Midstream is a party, which information is incorporated herein by reference:

•	Notes 12 and 18 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015.

•	Notes 9 and 12 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in Dominion Midstream’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

•	Notes 9 and 12 and Future Issues and Other Matters in MD&A in this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents certain information with respect to Dominion’s purchase of Dominion Midstream’s common units during the second quarter of 2016:

DOMINION PURCHASES OF DOMINION MIDSTREAM COMMON UNITS
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Units that May Yet Be Purchased under the Plans or Programs(1)
4/1/2016 - 4/30/2016	—	$—	—	$15.5 million
5/1/2016 - 5/31/2016	—	$—	—	$15.5 million
6/1/2016 - 6/30/2016	112,146	$26.90	112,146	$12.4 million

Total	112,146	$26.90	112,146

(1)	These units were purchased by Dominion as part of Dominion’s program initiated on September 24, 2015 to purchase from the market up to $50.0 million of common units representing limited partner interests in Dominion Midstream by September 2016 at the discretion of Dominion’s management. The purchased units are held by Dominion or a subsidiary of Dominion other than Dominion Midstream. See Note 5 to the Consolidated Financial Statements for additional information.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Dominion Midstream Partners, LP (Exhibit 3.1, Form S-1 Registration Statement filed March 28, 2014, File No. 333-194864).

3.2	First Amended and Restated Agreement of Limited Partnership of Dominion Midstream Partners, LP, dated October 20, 2014, by and between Dominion Midstream GP, LLC and Dominion MLP Holding Company, LLC (Exhibit 3.1, Form 8-K filed October 20, 2014, File No. 1-36684).

31.a	Certification by Chief Executive Officer of Dominion Midstream Partners, LP’s general partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.b	Certification by Chief Financial Officer of Dominion Midstream Partners, LP’s general partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Midstream Partners, LP’s general partner, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial statements from Dominion Midstream’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 3, 2016, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statement of Equity and Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION MIDSTREAM PARTNERS, LP Registrant

By: Dominion Midstream GP, LLC, its general partner

August 3, 2016	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Dominion Midstream Partners, LP (Exhibit 3.1, Form S-1 Registration Statement filed March 28, 2014, File No. 333-194864).

3.2	First Amended and Restated Agreement of Limited Partnership of Dominion Midstream Partners, LP, dated October 20, 2014, by and between Dominion Midstream GP, LLC and Dominion MLP Holding Company, LLC (Exhibit 3.1, Form 8-K filed October 20, 2014, File No. 1-36684).

31.a	Certification by Chief Executive Officer of Dominion Midstream Partners, LP’s general partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.b	Certification by Chief Financial Officer of Dominion Midstream Partners, LP’s general partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Midstream Partners, LP’s general partner, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial statements from Dominion Midstream’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 3, 2016, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statement of Equity and Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.