Form 10-Q
period 2016-09-30
Dominion Midstream Partners, LP
filed 2016-11-09
CIK 1603286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The registrant had 45,722,371 common units and 31,972,789 subordinated units outstanding as of October 15, 2016.

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

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition
2005 Agreement	An agreement effective March 1, 2005, which Cove Point entered into with the Sierra Club and the Maryland Conservation Council, Inc.

Additional Return Distributions	The additional cash distribution equal to 3.0% of Cove Point’s Modified Net Operating Income in excess of $600 million distributed each year

Adjusted EBITDA	EBITDA after adjustment for EBITDA attributable to the DCG Predecessor and a noncontrolling interest in Cove Point held by Dominion subsequent to the Offering, less income from equity method investee, plus distributions from equity method investee

AFUDC	Allowance for funds used during construction

bcfe	Billion cubic feet equivalent

CEO	Chief Executive Officer

CFO	Chief Financial Officer

Columbia to Eastover Project	Project to provide 15,800 Dths/day of firm transportation service from an existing interconnect with Southern Natural Gas Company, LLC in Aiken County, South Carolina and provide for a receipt point change of 2,200 Dths/day under an existing contract from an existing interconnect with Transco in Cherokee County, South Carolina for a total 18,000 Dths/day, to a new delivery point for the International Paper Company at its pulp and paper mill known as the Eastover Plant in Richland County, South Carolina

convertible preferred units	Units to be issued in accordance with the Series A Preferred Unit and Common Unit Purchase Agreement dated October 27, 2016

Cove Point	Dominion Cove Point LNG, LP

Cove Point LNG Facility	An LNG import/regasification and storage facility located on the Chesapeake Bay in Lusby, Maryland owned by Cove Point

Cove Point Pipeline	An approximately 136-mile natural gas pipeline owned by Cove Point that connects the Cove Point LNG Facility to interstate natural gas pipelines

CPCN	Certificate of Public Convenience and Necessity

DCG	Dominion Carolina Gas Transmission, LLC (successor by statutory conversion to and formerly known as Carolina Gas Transmission Corporation)

DCG Acquisition	The acquisition of DCG by Dominion Midstream from Dominion on April 1, 2015

DCG Predecessor	Dominion as the predecessor for accounting purposes for the period from Dominion’s acquisition of DCG from SCANA on January 31, 2015 until the DCG Acquisition

DCGS	Dominion Carolina Gas Services, Inc.

Dominion	The legal entity, Dominion Resources, Inc., one or more of its consolidated subsidiaries (other than Dominion Midstream GP, LLC and its subsidiaries), or operating segments, or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries

Dominion Midstream	The legal entity, Dominion Midstream Partners, LP, one or more of its consolidated subsidiaries, Cove Point GP Holding Company, LLC, Iroquois GP Holding Company, LLC and DCG (beginning April 1, 2015), or the entirety of Dominion Midstream Partners, LP and its consolidated subsidiaries

Dominion Payroll	Dominion Payroll Company, Inc.

Dominion Questar	The legal entity, Dominion Questar Corporation (formerly known as Questar Corporation), one or more of its consolidated subsidiaries, or operating segments, or the entirety of Dominion Questar Corporation and its consolidated subsidiaries

DRS	Dominion Resources Services, Inc.

Dth	Dekatherm

EBITDA	Earnings before interest and associated charges, income tax expense, depreciation and amortization

Edgemoor Project	Facility which provides 45,000 Dths/day of firm transportation service from an existing interconnect with Transco in Cherokee County, South Carolina to customers in Calhoun and Lexington counties, South Carolina

EPA	Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

GAAP	United States generally accepted accounting principles

GHG	Greenhouse gas

IDR	Incentive distribution right

Import Shippers	The three LNG import shippers consisting of BP Energy Company, Shell NA LNG, Inc. and Statoil Natural Gas, LLC

Iroquois	Iroquois Gas Transmission System, L.P.

Abbreviation or Acronym	Definition
Keys Energy Project	Project to provide 107,000 Dths/day of firm transportation service from Cove Point’s interconnect with Transco in Fairfax County, Virginia to Keys Energy Center, LLC’s power generating facility in Prince George’s County, Maryland

Liquefaction Project	A natural gas export/liquefaction facility currently under construction by Cove Point

LNG	Liquefied natural gas

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MLP	Master limited partnership, equivalent to publicly traded partnership

Modified Net Operating Income	Cove Point’s Net Operating Income plus any interest expense included in the computation of Net Operating Income

Net Operating Income	Cove Point’s gross revenues from operations minus its interest expense and operating expenses, but excluding depreciation and amortization, as determined for United States federal income tax purposes

NG	Collectively, North East Transmission Co., Inc. and National Grid IGTS Corp.

NGA	Natural Gas Act of 1938, as amended

NJNR	NJNR Pipeline Company

NYSE	New York Stock Exchange

Offering	The initial public offering of common units of Dominion Midstream

organizational design initiative	In the first quarter of 2016, Dominion announced an organizational design initiative that will reduce its total workforce during 2016, the goal of which was to streamline its leadership structure and push decision making lower while also improving efficiency

ppb	Parts-per-billion

Preferred Equity Interest	A perpetual, non-convertible preferred equity interest in Cove Point entitled to the Preferred Return Distributions and the Additional Return Distributions

Preferred Return Distributions	The first $50.0 million of annual cash distributions made by Cove Point

Questar Pipeline	Questar Pipeline, LLC (successor by statutory conversion to and formerly known as Questar Pipeline Company), one or more of its consolidated subsidiaries, or the entirety of Questar Pipeline, LLC and its consolidated subsidiaries

Questar Pipeline Contribution Agreement	Contribution, Conveyance and Assumption Agreement between Dominion and Dominion Midstream dated October 28, 2016

SCANA	SCANA Corporation

SCE&G	South Carolina Electric & Gas Company

SEC	Securities and Exchange Commission

St. Charles Transportation Project	Facility which provides 132,000 Dths/day of firm transportation service from Cove Point’s interconnect with Transco in Fairfax County, Virginia to Competitive Power Venture Maryland, LLC’s power generating facility in Charles County, Maryland

Storage Customers	The four local distribution companies that receive firm peaking services from Cove Point, consisting of: Atlanta Gas Light Company, Public Service Company of North Carolina, Incorporated, Virginia Natural Gas, Inc. and Washington Gas Light Company

Transco	Transcontinental Gas Pipe Line Company, LLC

Transco to Charleston Project	Project to provide 80,000 Dths/day of firm transportation service from an existing interconnect with Transco in Spartanburg County, South Carolina to customers in Dillon, Marlboro, Sumter, Charleston, Lexington and Richland counties, South Carolina

VIE	Variable interest entity

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(millions, except per unit data)
Operating Revenue(1)	$85.0	$103.1	$253.6	$286.9

Operating Expenses
Purchased gas(1)	2.6	23.4	7.5	52.8
Other operations and maintenance:
Affiliated suppliers	6.4	5.2	22.8	16.4
Other	10.3	8.6	30.0	26.7
Depreciation and amortization	10.4	9.9	30.6	30.4
Other taxes	7.6	7.3	21.7	20.0

Total operating expenses	37.3	54.4	112.6	146.3

Income from operations	47.7	48.7	141.0	140.6
Earnings from equity method investee	4.7	—	14.8	—
Other income	0.9	0.2	2.3	0.6
Interest and related charges (benefit)(1)	(0.1)	0.1	(0.2)	0.3

Income from operations including noncontrolling interest before income taxes	53.4	48.8	158.3	140.9
Income tax expense	—	—	—	2.1

Net income including noncontrolling interest and DCG Predecessor	$53.4	$48.8	$158.3	$138.8

Less: Net income attributable to DCG Predecessor	—	—	—	2.3

Net income including noncontrolling interest	53.4	48.8	158.3	136.5
Less: Net income attributable to noncontrolling interest	29.1	30.8	88.4	89.1

Net income attributable to partners	$24.3	$18.0	$69.9	$47.4

Net income attributable to partners’ ownership interest
General partner’s interest in net income	$0.7	$—	$1.7	$(0.7)
Common unitholders’ interest in net income	13.8	10.5	40.1	26.7
Subordinated unitholder’s interest in net income	9.8	7.5	28.1	21.4
Net income per limited partner unit (basic and diluted)
Common units	$0.30	$0.28	$0.88	$0.75
Subordinated units	0.30	0.24	0.88	0.67

(1)	See Note 14 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

DOMINION MIDSTREAM PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2016	December 31, 2015
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$57.1	$35.0
Customer and other receivables	26.4	27.0
Affiliated receivables	6.3	6.2
Prepayments	1.0	10.6
Materials and supplies	12.7	12.5
Regulatory assets	2.4	1.7
Other(1)	3.1	2.8

Total current assets	109.0	95.8

Investment in Equity Method Affiliate	217.9	220.5

Property, Plant and Equipment
Property, plant and equipment	4,808.3	3,845.7
Accumulated depreciation and amortization	(376.3)	(351.0)

Total property, plant and equipment, net	4,432.0	3,494.7

Deferred Charges and Other Assets
Goodwill	295.5	295.5
Intangible assets, net	14.8	15.8
Regulatory assets	4.2	2.5
Other(1)	1.4	0.4

Total deferred charges and other assets	315.9	314.2

Total assets	$5,074.8	$4,125.2

(1)	See Note 14 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

DOMINION MIDSTREAM PARTNERS, LP

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

	September 30, 2016	December 31, 2015
(millions)
LIABILITIES AND EQUITY AND PARTNERS’ CAPITAL
Current Liabilities
Accounts payable	$18.3	$8.6
Payables to affiliates	6.0	5.2
Accrued payroll and taxes	11.7	6.0
Regulatory liabilities	3.8	6.7
Dominion credit facility borrowings	21.6	5.9
Deferred revenue	7.5	4.2
Natural gas imbalances(1)	4.3	1.0
CPCN obligation	7.9	8.0
Other	15.9	14.4

Total current liabilities	97.0	60.0

Affiliated Long-Term Debt	300.8	300.8

Deferred Credits and Other Liabilities
Pension and other postretirement benefit liabilities(1)	5.9	5.0
Regulatory liabilities	65.9	66.7
CPCN obligation	21.4	29.0
Asset retirement obligation	12.8	13.0
Deferred revenue	11.0	9.1
Other	1.2	0.6

Total deferred credits and other liabilities	118.2	123.4

Total liabilities	516.0	484.2

Commitments and Contingencies (see Note 12)
Equity and Partners’ Capital
Common unitholders—public (27,217,743 units issued and outstanding at September 30, 2016; 27,867,938 units issued and outstanding at December 31, 2015)	592.0	600.8
Common unitholder—Dominion (18,504,628 units issued and outstanding at September 30, 2016; 17,846,672 units issued and outstanding at December 31, 2015)	456.8	438.8
Subordinated unitholder—Dominion (31,972,789 units issued and outstanding at September 30, 2016 and December 31, 2015)	482.0	475.4
General Partner interest—Dominion (non-economic interest)	(11.6)	(12.4)

Total Dominion Midstream Partners, LP partners’ capital	1,519.2	1,502.6

Noncontrolling interest	3,039.6	2,138.4

Total equity and partners’ capital	4,558.8	3,641.0

Total liabilities and equity and partners’ capital	$5,074.8	$4,125.2

(1)	See Note 14 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

DOMINION MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS’ CAPITAL

(Unaudited)

	Partnership
	Common Unitholders Public	Common Unitholder Dominion	Subordinated Unitholder Dominion	General Partner Dominion (non- economic interest)	Total Dominion Midstream Partners, LP Partners’ Equity and Capital	Noncontrolling interest	Total Equity and Partners’ Capital
(millions)
December 31, 2015	$600.8	$438.8	$475.4	$(12.4)	$1,502.6	$2,138.4	$3,641.0

Net income including noncontrolling interest	24.0	16.1	28.1	1.7	69.9	88.4	158.3
Equity contributions from Dominion	—	—	—	0.4	0.4	812.0	812.4
Purchase of common units by Dominion	(14.2)	14.2	—	—	—	—	—
Distributions	(18.5)	(12.3)	(21.5)	(1.3)	(53.6)	—	(53.6)
Unit awards (net of unearned compensation)	0.2	—	—	—	0.2	—	0.2
Other	(0.3)	—	—	—	(0.3)	0.8	0.5

September 30, 2016	$592.0	$456.8	$482.0	$(11.6)	$1,519.2	$3,039.6	$4,558.8

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

DOMINION MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2016	2015
(millions)
Operating Activities
Net income including noncontrolling interest and DCG Predecessor	$158.3	$138.8
Adjustments to reconcile net income including noncontrolling interest and DCG Predecessor to net cash provided by operating activities:
Depreciation and amortization	30.6	30.4
Deferred income taxes	—	1.5
Other adjustments to income, net	0.9	1.5
Changes in:
Customer and other receivables	0.6	(18.3)
Prepayments	9.6	(3.8)
Accounts payable	(3.0)	34.5
Payables to affiliates	0.8	1.8
Accrued payroll and taxes	5.8	2.5
Other operating assets and liabilities	6.5	6.7

Net cash provided by operating activities	210.1	195.6

Investing Activities
Plant construction and other property additions	(960.6)	(850.0)
Other	(1.5)	(0.4)

Net cash used in investing activities	(962.1)	(850.4)

Financing Activities
Dominion credit facility borrowings, net	15.7	5.9
Contributions from Dominion	812.0	614.6
Distributions to common unitholders—public	(18.5)	(10.1)
Distributions to common unitholder—Dominion	(12.3)	(7.8)
Distributions to subordinated unitholder—Dominion	(21.5)	(16.0)
Distributions to general partner—Dominion	(1.3)	—
Other	—	(0.2)

Net cash provided by financing activities	774.1	586.4

Increase (decrease) in cash and cash equivalents	22.1	(68.4)
Cash and cash equivalents at beginning of period	35.0	175.4

Cash and cash equivalents at end of period	$57.1	$107.0

Supplemental Cash Flow Information
Significant noncash investing and financing activities:
Accrued capital expenditures	$25.3	$14.8
DCG Acquisition through issuance of debt and equity	—	500.8
Acquisition of a noncontrolling partnership interest in Iroquois through issuance of equity	—	216.0
Settlement of net current and deferred income tax assets	—	13.4
Equity contributions from Dominion to relieve payables to affiliates	0.4	1.7

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

Note 2. Acquisitions

DCG

On April 1, 2015, Dominion Midstream entered into a Purchase, Sale and Contribution Agreement with Dominion pursuant to which Dominion Midstream purchased from Dominion all of the issued and outstanding membership interests of DCG in exchange for total consideration of approximately $500.8 million, as adjusted for working capital. Total consideration to Dominion consisted of the issuance of a two-year $300.8 million senior unsecured promissory note, as adjusted for working capital, payable to Dominion at an annual interest rate of 0.6%, and 5,112,139 common units, valued at $200.0 million, representing limited partner interests in Dominion Midstream, to Dominion. The number of units was based on the volume weighted average trading price of Dominion Midstream’s common units for the 10 trading days prior to April 1, 2015, or $39.12 per unit. For the nine months ended September 30, 2016, total transition costs of $1.3 million were expensed as incurred to operations and maintenance expense in the Consolidated Statements of Income. These costs were paid by Dominion, and Dominion Midstream subsequently reimbursed Dominion. There were no such costs incurred during the three months ended September 30, 2016. Subsequent to the DCG Acquisition through September 30, 2015, total transaction and transition costs of $1.5 million were expensed as incurred to operations and maintenance expense in the Consolidated Statements of Income, including $0.5 million for the three months ended September 30, 2015. These costs were paid by Dominion. Dominion did not seek reimbursement for $0.7 million of such costs incurred subsequent to the DCG Acquisition in 2015, and accordingly Dominion Midstream recognized a capital contribution by the general partner. The DCG Acquisition supports the expansion of Dominion Midstream’s portfolio of natural gas terminaling, processing, storage, transportation and related assets.

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

NG and NJNR agreed to certain transfer restrictions applicable to the 8,622,305 common units issued to them, including, with limited exceptions, a one-year lockup period following the closing of the transactions described above. In addition, at closing, Dominion Midstream entered into registration rights agreements with NG and NJNR pursuant to which Dominion Midstream was required to register the common units issued to NG and NJNR for resale when Dominion Midstream became eligible to file a registration statement on Form S-3. Such registration statement, filed on November 2, 2015, did not change the lockup periods to which NG and NJNR were subject. No market issuance of the common units is planned in connection with the transactions described above.

Questar Pipeline

In October 2016, Dominion Midstream, following approval by the Conflicts Committee of Dominion Midstream GP, LLC, its general partner, entered into the Questar Pipeline Contribution Agreement to acquire Questar Pipeline from Dominion. Upon closing of the agreement, expected by the end of 2016, Dominion Midstream will become the owner of all of the issued and outstanding membership interests of Questar Pipeline in exchange for consideration consisting of: (1) common units with a value between $100.0 million and $425.0 million with the actual number of Dominion Midstream common units to be issued to Dominion to be determined by the volume-weighted average trading price of Dominion Midstream’s common units on the NYSE for the 10-day trading period immediately preceding closing, (2) 11,365,628 convertible preferred units with a value of

$300.0 million and (3) cash between $565.0 million and $890.0 million, $300.0 million of which is treated as a debt-financed distribution, for total consideration of $1.29 billion. In addition, Questar Pipeline’s debt of $435.0 million is expected to remain outstanding. As a result of the transaction, Dominion Midstream will own 100% of the membership interests in Questar Pipeline and will thereafter consolidate Questar Pipeline in its financial statements. Because the contribution of Questar Pipeline by Dominion to Dominion Midstream is considered a reorganization of entities under common control, Questar Pipeline’s assets and liabilities will be recorded in Dominion Midstream’s consolidated financial statements at Dominion’s historical cost. Common control began on September 16, 2016, concurrent with Dominion’s acquisition of Dominion Questar, which was accounted for using the acquisition method of accounting.

To facilitate the financing of the anticipated acquisition of Questar Pipeline, Dominion Midstream completed a public issuance of 15,525,000 common units, which included a 2,025,000 common unit over-allotment option that was exercised in full by the underwriters, resulting in proceeds of $347.6 million, net of offering costs of $12.6 million, on November 3, 2016. In addition, in October 2016, Dominion Midstream entered into an agreement for the private placement of 5,990,633 common units with a value of $137.5 million and convertible preferred units with a value between $450.0 million and $600.0 million upon closing. Also in October 2016, Dominion Midstream entered into an agreement providing for a $300.0 million three-year senior unsecured term loan, with a variable interest rate, which will fund upon closing of the acquisition. The key terms of the senior unsecured term loan include limitations on the incurrence of additional indebtedness by Dominion Midstream’s subsidiaries, a requirement that amounts due and payable under the term loan agreement be paid prior to Dominion Midstream making any distributions to unitholders and the maintenance of a quarterly leverage ratio not greater than 5.0 to 1.0 (or during the period following certain acquisitions, 5.50 to 1.0). If Dominion Midstream fails to make payments under the term loan or becomes subject to bankruptcy or other insolvency proceedings, these covenants could result in the acceleration of principal and interest payments and restrictions on distributions to unitholders. Offering expenses associated with the private placement of common units and convertible preferred units and the term loan agreement may be paid through a draw on the existing revolving credit facility with Dominion. As a condition to closing under the Questar Pipeline Contribution Agreement, Dominion Midstream is required to repay the outstanding $300.8 million senior unsecured promissory note payable to Dominion and to repurchase 6,656,839 common units from Dominion.

In connection with the anticipated acquisition of Questar Pipeline, total transaction and transition costs of $0.4 million were expensed as incurred to operations and maintenance expense in the Consolidated Statements of Income, including $0.3 million for the three months ended September 30, 2016. These costs were paid by Dominion and Dominion did not seek reimbursement. Accordingly, Dominion Midstream recognized an equity contribution from the general partner.

Questar Pipeline operates interstate natural gas pipelines and storage facilities in the western United States, providing natural gas transportation and underground storage services in Utah, Wyoming and Colorado. As of September 30, 2016, Questar Pipeline’s natural gas system consisted of nearly 2,200 miles of interstate pipeline, and nearly 56 billion cubic feet of working gas storage capacity. Questar Pipeline’s core transportation system is strategically located near large reserves of natural gas in six major Rocky Mountain producing areas. Questar Pipeline transports natural gas from these producing areas to other major pipeline systems, Questar Gas Company’s distribution system and other utility systems. Questar Pipeline operates and owns 50% of White River Hub, LLC, a FERC-regulated transporter of natural gas, in western Colorado, which is accounted for under the equity method. Questar Pipeline also owns gathering lines and processing facilities in Utah, through which it provides gas-processing services. The anticipated acquisition of Questar Pipeline supports the expansion of Dominion Midstream’s portfolio of natural gas terminaling, processing, storage, transportation and related assets.

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

In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly Dominion Midstream’s financial position at September 30, 2016, its results of operations for the three and nine months ended September 30, 2016 and 2015, its cash flows for the nine months ended September 30, 2016 and 2015 and changes in equity for the nine months ended September 30, 2016. Such adjustments are normal and recurring in nature unless otherwise noted.

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

Restricted Cash

In October 2016, Cove Point fully funded a distribution reserve of $25.0 million, sufficient to pay two quarters of Preferred Return Distributions.

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

Diluted net income per limited partner unit is the same as basic net income per limited partner unit as there were no potentially dilutive common or subordinated units outstanding at September 30, 2016 and 2015.

The calculation of net income per limited partner unit is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2016
(millions)
Net income attributable to partners	$24.3	$69.9
Less: General partner allocation(1)	(0.3)	(0.4)
Distributions declared on(2):
IDRs(3)	1.0	2.1
Common unitholders	11.3	32.3
Subordinated unitholders	7.9	22.6

Total distributions declared	20.2	57.0

Undistributed earnings	$4.4	$13.3

(1)	See Note 2 for further information.
(2)	On October 21, 2016, the Board of Directors of our general partner declared a quarterly cash distribution of $0.2475 per unit, totaling $24.3 million for the three months ended September 30, 2016. This distribution will be paid on November 15, 2016 to unitholders of record on November 4, 2016. The amount of distributions declared shown above is based on the units outstanding at September 30, 2016, and therefore excludes $3.9 million of distributions, and a corresponding $0.2 million of additional IDRs, that will be paid on 15,525,000 common units issued to the public on November 3, 2016 in connection with Dominion Midstream’s anticipated acquisition of Questar Pipeline. See Note 2 for further information.

On July 22, 2016, the Board of Directors of our general partner declared a quarterly cash distribution of $0.2355 per unit, totaling $19.0 million for the three months ended June 30, 2016. This distribution was paid on August 15, 2016 to unitholders of record on August 5, 2016.

On April 19, 2016, the Board of Directors of our general partner declared a quarterly cash distribution of $0.2245 per unit, totaling $17.8 million for the three months ended March 31, 2016. This distribution was paid on May 13, 2016 to unitholders of record on May 3, 2016.

(3)	Dominion is a non-economic general partner that holds all of the IDRs.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
(millions)
Net income attributable to partners	$18.0	$47.4
Less: General partner allocation(1):	—	(0.7)
Distributions declared on(2):
IDRs(3)	—	—
Common unitholders	9.1	22.5
Subordinated unitholders	6.4	18.0

Total distributions declared	15.5	40.5

Undistributed earnings	$2.5	$7.6

(1)	See Note 2 for further information.
(2)	On October 23, 2015, the Board of Directors of our general partner declared a quarterly cash distribution of $0.2000 per unit, totaling $15.5 million for the three months ended September 30, 2015. This distribution was paid on November 13, 2015 to unitholders of record on November 3, 2015.

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

(3)	Dominion is a non-economic general partner that holds all of the IDRs.

Basic and diluted net income per limited partner unit
	Common Units	Subordinated Units	General Partner	Total
(millions, except for weighted average units and per unit data)
Three Months Ended September 30, 2016
General partner allocation	$—	$—	$(0.3)	$(0.3)
Distributions declared	11.3	7.9	1.0	20.2
Undistributed earnings	2.5	1.9	—	4.4

Net income attributable to partners	$13.8	$9.8	$0.7	$24.3

Weighted average units outstanding	45,722,371	31,972,789

Net income per limited partner unit	$0.30	$0.30
Nine Months Ended September 30, 2016
General partner allocation	$—	$—	$(0.4)	$(0.4)
Distributions declared	32.3	22.6	2.1	57.0
Undistributed earnings	7.8	5.5	—	13.3

Net income attributable to partners	$40.1	$28.1	$1.7	$69.9

Weighted average units outstanding	45,722,286	31,972,789

Net income per limited partner unit	$0.88	$0.88

Basic and diluted net income per limited partner unit
	Common Units	Subordinated Units	General Partner	Total
(millions, except for weighted average units and per unit data)
Three Months Ended September 30, 2015
Distributions declared	$9.1	$6.4	$—	$15.5
Undistributed earnings	1.3	1.2	—	2.5

Net income attributable to partners	$10.4	$7.6	$—	$18.0

Weighted average units outstanding	37,279,747	31,972,789

Net income per limited partner unit	$0.28	$0.24
Nine Months Ended September 30, 2015
General partner allocation	$—	$—	$(0.7)	$(0.7)
Distributions declared	22.5	18.0	—	40.5
Undistributed earnings	4.0	3.6	—	7.6

Net income attributable to partners	$26.5	$21.6	$(0.7)	$47.4

Weighted average units outstanding	35,470,133	31,972,789

Net income per limited partner unit	$0.75	$0.67

Note 5. Unit Activity

Activity in the number of units was as follows:

	Common
	Public	Dominion	Subordinated	General Partner	Total
				(non-economic interest)
Balance at December 31, 2015	27,867,938	17,846,672	31,972,789	—	77,687,399
Unit-based compensation	7,761	—	—	—	7,761
Dominion purchase of common units(1)	(657,956)	657,956	—	—	—

Balance at September 30, 2016	27,217,743	18,504,628	31,972,789	—	77,695,160

(1)	These shares were purchased by Dominion as part of Dominion’s program initiated in September 2015, which expired in September 2016, to purchase from the market up to $50.0 million of common units representing limited partner interests in Dominion Midstream at the discretion of Dominion’s management.

Note 6. Operating Revenue

Dominion Midstream’s operating revenue consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(millions)
Gas transportation and storage	$81.0	$78.1	$241.7	$231.7
Other	4.0	25.0	11.9	55.2

Total operating revenue	$85.0	$103.1	$253.6	$286.9

Note 7. Equity Method Investments

The Consolidated Financial Statements include Dominion Midstream’s 25.93% noncontrolling partnership interest in Iroquois, which is accounted for under the equity method. See further discussion of Iroquois in Notes 1 and 10.

During the three and nine months ended September 30, 2016, Dominion Midstream received distributions of $5.7 million and $17.4 million, respectively, from Iroquois. At September 30, 2016, the carrying amount of Dominion Midstream’s investment of $217.9 million exceeded its share of underlying equity in net assets by approximately $122.9 million. The difference reflects equity method goodwill and is not being amortized.

Summarized financial information provided to us by Iroquois for 100% of Iroquois for the three and nine months ended September 30, 2016 is presented below.

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2016	2016
Revenues	$45.5	$145.2
Operating income	23.1	74.3
Net income	18.9	61.6

Note 8. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	September 30, 2016	December 31, 2015
(millions)
Regulatory assets:
Unrecovered gas costs(1)	$2.1	$1.4
Other	0.3	0.3

Regulatory assets-current	2.4	1.7

Income taxes recoverable through future rates(2)	3.3	2.5
Other	0.9	—

Regulatory assets-non-current	4.2	2.5

Total regulatory assets	$6.6	$4.2

Regulatory liabilities:
Overrecovered gas costs(1)	$0.2	$0.1
LNG cargo obligations(3)	0.6	3.0
Customer bankruptcy settlement(4)	2.9	3.1
Other	0.1	0.5

Regulatory liabilities-current	3.8	6.7

Provision for future cost of removal(5)	47.4	45.7
Customer bankruptcy settlement(4)	18.3	20.5
Other	0.2	0.5

Regulatory liabilities-non-current	65.9	66.7

Total regulatory liabilities	$69.7	$73.4

(1)	Reflects unrecovered/overrecovered gas costs, which are subject to annual filings with FERC.
(2)	Amounts to be recovered through future rates to pay income taxes that become payable by unitholders when rate revenue is provided to recover AFUDC-equity when such amounts are recovered through book depreciation.
(3)	Reflects obligations to the Import Shippers for LNG cargo received. See Note 12 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015 for further information.
(4)	Primarily represents the balance of proceeds from the monetization of a bankruptcy claim acquired as part of the DCG Acquisition, which is being amortized into operating revenue through February 2024.
(5)	Rates charged to customers include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.

At September 30, 2016, approximately $3.3 million of regulatory assets represented past expenditures on which Dominion Midstream does not currently earn a return. These expenditures are expected to be recovered within two years.

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

Other than the following matter, there have been no significant developments regarding the pending regulatory matters disclosed in Note 12 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015 and Note 9 to the Consolidated Financial Statements in Dominion Midstream’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

Prior to importing or exporting LNG, Cove Point must receive approvals from the Department of Energy. In September 2013, the Department of Energy granted non-free trade agreement authorization approval for the export of up to 0.77 bcfe/day of natural gas to countries that do not have a free trade agreement for trade in natural gas. In June 2016, a party filed a petition for review of this approval in the United States Court of Appeals for the District of Columbia Circuit. This case is pending.

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

DRS, DCGS and Dominion Payroll

In connection with the Offering, our general partner entered into a services agreement with DRS. DRS provides administrative, management and other services to Dominion and its subsidiaries as a subsidiary service company. From time to time and at the option of our general partner, our general partner will request that DRS provide, and reimburse DRS for the cost of providing, such administrative, management and other services as it deems necessary or appropriate for our operations. We will reimburse our general partner and its affiliates for the associated costs of obtaining these services. For the three and nine months ended September 30, 2016, these costs were $0.3 million and $0.9 million, respectively. For the three and nine months ended September 30, 2015, these costs were $0.2 million and $0.6 million, respectively.

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

Dominion Midstream purchased shared services from DRS and DCGS of approximately $6.3 million and $3.2 million for the three months ended September 30, 2016, respectively, and $18.8 million and $12.1 million for the nine months ended September 30, 2016, respectively. Dominion Midstream purchased shared services from DRS and Dominion Payroll of approximately $3.6 million and $3.2 million for the three months ended September 30, 2015, respectively, and $11.4 million and $8.7 million for the nine months ended September 30, 2015, respectively. The Consolidated Balance Sheets at September 30, 2016 and December 31, 2015 include amounts due from Dominion Midstream to DRS, DCGS and Dominion Payroll of approximately $3.3 million and $2.8 million, respectively.

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

Note 11. Affiliated Long-Term Debt

In connection with the DCG Acquisition, Dominion Midstream issued a two-year, $300.8 million senior unsecured promissory note payable to Dominion, as adjusted for working capital, at an annual fixed interest rate of 0.6%. Interest on the note is payable quarterly, and all principal and accrued interest is due and payable at maturity on April 1, 2017, which under certain conditions can be extended at the option of Dominion Midstream to October 1, 2017. As a result of the financing activity associated with the anticipated acquisition of Questar Pipeline described in Note 2, the affiliated long-term debt has been classified as a noncurrent liability in the Consolidated Balance Sheet at September 30, 2016. Interest charges related to Dominion Midstream’s borrowing from Dominion were $0.5 million and $1.4 million for the three and nine months ended September 30, 2016, respectively, and $0.5 million and $1.0 million for the three and nine months ended September 30, 2015, respectively. At September 30, 2016 and December 31, 2015, accrued interest payable to Dominion of $0.5 million was recorded in payables to affiliates on the Consolidated Balance Sheets.

The debt instrument described above is reported at historical cost. At September 30, 2016, the fair value of Dominion Midstream’s outstanding debt was $300.6 million. The estimated fair value has been determined using available market information and valuation methodologies considered appropriate by management. The fair value was calculated using market interest rates currently available for issuance of debt with similar terms and remaining maturities. The fair value measurement is classified as Level 2.

The key terms of the note payable to Dominion include a prohibition on the incurrence of additional indebtedness (other than under the credit facility with Dominion discussed in Note 14 or in connection with the repayment of outstanding debt, as is expected in connection with the anticipated acquisition of Questar Pipeline) and a negative pledge applicable to liens on the assets of Dominion Midstream, but which does not apply to the assets of subsidiaries of Dominion Midstream. The note payable does not include any financial covenants. If Dominion Midstream fails to make payments under the note payable or becomes subject to bankruptcy or other insolvency proceedings, Dominion may accelerate Dominion Midstream’s payment obligations under the note payable.

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

Surety Bonds

At September 30, 2016, Cove Point had purchased $9.8 million of surety bonds. Under the terms of surety bonds, Cove Point is obligated to indemnify the respective surety bond company for any amounts paid.

Lease Commitments

Dominion Midstream leases various facilities, vehicles and equipment under operating lease arrangements, the majority of which include terms of one year or less, require payments on a monthly or annual basis and can be canceled at any time. Rental expense for Dominion Midstream totaled $0.7 million and $2.3 million for the three and nine months ended September 30, 2016, respectively, and $0.7 million and $2.1 million for the three and nine months ended September 30, 2015, respectively.

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

Dominion Midstream provides service to approximately 70 customers, including the Storage Customers, marketers or end users and the Import Shippers. The two largest customers comprised approximately 69% and 70% of the total transportation and storage revenues for the three and nine months ended September 30, 2016, respectively, with Dominion Midstream’s largest customer representing approximately 54% of such amounts in each period. The two largest customers comprised approximately 71% of the total transportation and storage revenues for each of the three and nine months ended September 30, 2015, with Dominion Midstream’s largest customer representing approximately 56% and 57% of such amounts in each period, respectively.

Dominion Midstream maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends and other information. At September 30, 2016 and December 31, 2015, the provision for credit losses was less than $0.1 million. Management believes, based on credit policies and the September 30, 2016 provision for credit losses, that it is unlikely that a material adverse effect on financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

Note 14. Related-Party Transactions

Dominion Midstream engages in related-party transactions primarily with other Dominion subsidiaries (affiliates), including our general partner. Dominion Midstream’s receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. Cove Point participates in certain Dominion benefit plans as described in Note 16 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015. In Dominion Midstream’s Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, amounts due to Dominion associated with these benefit plans included in pension and other postretirement benefit liabilities were $5.9 million and $5.0 million, respectively, and amounts due from Dominion at September 30, 2016 included in deferred charges and other assets were $0.7 million. There were no such amounts due from Dominion at December 31, 2015. Transactions related to the DCG Acquisition and the anticipated acquisition of Questar Pipeline are described in Notes 2 and 11. A discussion of the remaining significant related party transactions follows.

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

Dominion may seek reimbursement from DCG for costs incurred related to Dominion’s transition services agreement with SCANA to provide administrative functions related to DCG. For the three and nine months ended September 30, 2016, DCG reimbursed Dominion a total of $0.2 million and $1.4 million for such costs. Subsequent to the DCG Acquisition through September 30, 2015, DCG reimbursed Dominion a total of $2.1 million for such costs, including $1.0 million for the three months ended September 30, 2015.

Dominion Midstream provides transportation services to affiliates and affiliates provide goods and services to Dominion Midstream.

Affiliated transactions are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(millions)
Sales of natural gas transportation services to affiliates	$0.5	$0.6	$1.4	$1.7
Purchased gas from affiliates	0.1	0.1	0.2	0.4
Goods and services provided by affiliates to Dominion Midstream(1)	12.2	8.6	37.0	25.3

(1)	Includes $5.8 million and $14.2 million of capitalized expenditures for the three and nine months ended September 30, 2016, and $3.4 million and $8.9 million for the three and nine months ended September 30, 2015, respectively.

Dominion Credit Facility

In connection with the Offering, Dominion Midstream entered into a credit facility with Dominion with a borrowing capacity of $300 million. A summary of certain key terms of the credit facility with Dominion is included in Note 20 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015. At September 30, 2016 and December 31, 2015, $21.6 million and $5.9 million was outstanding against the credit facility, respectively. In October 2016, Dominion Midstream drew an additional $7.3 million on the credit facility to fund capital expenditures at DCG. Outstanding borrowings are presented within current liabilities as such amounts could become payable on demand after a 90-day termination notice provided by either party. No such notice has been provided through the date of this filing. Interest charges related to Dominion Midstream’s borrowings against the facility were $0.1 million and $0.2 million for the three and nine months ended September 30, 2016, respectively, and less than $0.1 million for the three and nine months ended September 30, 2015.

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

Natural Gas Imbalances

Dominion Midstream maintains natural gas imbalances with affiliates. The imbalances with affiliates are provided below:

	September 30, 2016	December 31, 2015
(millions)
Imbalances payable to affiliates	$1.9	$0.8
Imbalances receivable from affiliates(1)	0.1	—

(1)	Included within other current assets in the Consolidated Balance Sheets.

Right of First Offer

In connection with the Offering, Dominion Midstream entered into a right of first offer agreement with Dominion as described in Note 20 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to this agreement.

Contributions from Dominion

For the three and nine months ended September 30, 2016, Dominion contributed $273.4 million and $812.0 million, respectively, to Cove Point. For the three and nine months ended September 30, 2015, Dominion contributed $341.5 million and $613.3 million, respectively, to Cove Point. In October 2016, Dominion contributed an additional $61.8 million to Cove Point. These contributions from Dominion to Cove Point represent funding for capital expenditures related to the Liquefaction Project. In February 2015, Dominion contributed $1.3 million in cash to DCG to fund operations.

Transaction and transition costs incurred by the DCG Predecessor were attributed to Dominion Midstream and expensed in operations and maintenance expense in the Consolidated Statements of Income. At the time of the DCG Acquisition, Dominion Midstream settled amounts payable to Dominion of $1.0 million through equity contributions from Dominion.

Subsequent to the DCG Acquisition through September 30, 2015, Dominion allocated transaction and transition costs related to the DCG Acquisition of $1.5 million to Dominion Midstream, of which Dominion did not seek reimbursement for $0.7 million as described further in Note 2. For the three and nine months ended September 30, 2016, Dominion allocated costs of $0.3 million and $0.4 million, respectively, to Dominion Midstream related to the anticipated acquisition of Questar Pipeline for which Dominion did not seek reimbursement.

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

For the nine months ended September 30, 2016 and 2015, the statutory United States federal income tax rate reconciles to the effective income tax rate as follows:

Nine Months Ended September 30,	2016	2015
United States statutory rate	35.0%	35.0%
Partnership income not subject to income taxes(1)	(35.0)	(33.6)
Increases resulting from:
State taxes, net of federal benefit(2)	—	0.1

Effective tax rate	—%	1.5%

(1)	Reflects the pass-through entity status of Dominion Midstream, including the operations of DCG subsequent to the DCG Acquisition, and Cove Point.
(2)	2015 amounts are attributable to the operations of DCG prior to the DCG Acquisition.

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

The following table presents segment information pertaining to Dominion Midstream’s operations:

	Dominion Energy	Corporate and Other	Total
(millions)
Three Months Ended September 30, 2016
Operating revenue	$85.0	$—	$85.0
Earnings from equity method investee	4.7	—	4.7
Net income (loss) including noncontrolling interest	53.7	(0.3)	53.4
Net income (loss) attributable to partners	24.6	(0.3)	24.3

Three Months Ended September 30, 2015
Operating revenue	$103.1	$—	$103.1
Net income (loss) including noncontrolling interest	48.8	—	48.8
Net income (loss) attributable to partners	18.0	—	18.0

Nine Months Ended September 30, 2016
Operating revenue	$253.6	$—	$253.6
Earnings from equity method investee	14.8	—	14.8
Net income (loss) including noncontrolling interest	158.7	(0.4)	158.3
Net income (loss) attributable to partners	70.3	(0.4)	69.9

Nine Months Ended September 30, 2015
Operating revenue	$286.9	$—	$286.9
Net income (loss) including noncontrolling interest and DCG Predecessor	140.5	(1.7)	138.8
Net income (loss) including noncontrolling interest	137.2	(0.7)	136.5
Net income (loss) attributable to partners	48.1	(0.7)	47.4

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

Additionally, other risks that could cause actual results to differ from predicted results are described in Part II, Item 1A. Risk Factors in this report.

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

Factors Impacting Comparability of Our Financial Results

As of September 30, 2016, with the exception of the Iroquois rate settlement described herein, there have been no significant changes with regard to the factors impacting comparability of our financial results as disclosed in MD&A in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015. The factors disclosed included the acquisition of interest in Iroquois, DCG Acquisition, import contracts, the Liquefaction Project, income taxes and general and administrative expenses.

Iroquois Rate Settlement

In October 2016, FERC issued an order approving a settlement reached between the parties in the Section 5 rate case initiated on Iroquois’ tariff rates. The settlement results in a reduction of Iroquois’ rates to be phased in from September 2016 through September 2018. As a result, Dominion Midstream’s equity method earnings from Iroquois are expected to decrease ratably during the phase-in period and ultimately by approximately 20% for 2019, excluding the effects of any growth projects. Dominion Midstream’s distributions received from Iroquois are expected to remain consistent with historical levels.

Anticipated Acquisition of Questar Pipeline

In October 2016, Dominion Midstream, following approval by the Conflicts Committee of Dominion Midstream GP, LLC, its general partner, entered into the Questar Pipeline Contribution Agreement to acquire Questar Pipeline from Dominion. Upon closing of the agreement, expected by the end of 2016, Dominion Midstream will become the owner of all of the issued and outstanding membership interests of Questar Pipeline in exchange for consideration consisting of common and convertible preferred units and cash. In addition, Questar Pipeline’s debt is expected to remain outstanding. In connection with the financing of the anticipated acquisition of Questar Pipeline, Dominion Midstream issued 15,525,000 common units to the public in November 2016. Additionally, in October 2016, Dominion Midstream entered into agreements to issue common units and convertible preferred units through a private placement and to borrow under a three-year $300.0 million senior unsecured term loan by the end of 2016. See Note 2 to the Consolidated Financial Statements for additional information regarding the anticipated acquisition of Questar Pipeline.

As a result of the transaction, Dominion Midstream will own 100% of the membership interests in Questar Pipeline and will thereafter consolidate Questar Pipeline in its financial statements. Because the contribution of Questar Pipeline by Dominion to Dominion Midstream is considered to be a reorganization of entities under common control, Questar Pipeline’s assets and liabilities will be recorded in Dominion Midstream’s consolidated financial statements at Dominion’s historical cost. Common control began on September 16, 2016, concurrent with Dominion’s acquisition of Dominion Questar, which is accounted for using the acquisition method of accounting.

Accounting Matters

Critical Accounting Policies and Estimates

As of September 30, 2016, there have been no significant changes to the critical accounting policies and estimates disclosed in MD&A in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015. The policies previously disclosed included the accounting for regulated operations, use of estimates in goodwill impairment testing and use of estimates in long-lived asset impairment testing.

Results of Operations

Presented below are selected amounts related to Dominion Midstream’s results of operations:

	Third Quarter			Year-To-Date
	2016	2015	$ Change	2016	2015	$ Change
(millions)
Operating revenue	$85.0	$103.1	$(18.1)	$253.6	$286.9	$(33.3)
Purchased gas	2.6	23.4	(20.8)	7.5	52.8	(45.3)

Net revenue	82.4	79.7	2.7	246.1	234.1	12.0

Other operations and maintenance	16.7	13.8	2.9	52.8	43.1	9.7
Depreciation and amortization	10.4	9.9	0.5	30.6	30.4	0.2
Other taxes	7.6	7.3	0.3	21.7	20.0	1.7
Earnings from equity method investee	4.7	—	4.7	14.8	—	14.8
Other income	0.9	0.2	0.7	2.3	0.6	1.7
Interest and related charges (benefit)	(0.1)	0.1	(0.2)	(0.2)	0.3	(0.5)
Income tax expense	—	—	—	—	2.1	(2.1)

Net income including noncontrolling interest and DCG Predecessor	$53.4	$48.8	$4.6	$158.3	$138.8	$19.5

Less: Net income attributable to DCG Predecessor	—	—		—	2.3

Net income including noncontrolling interest	53.4	48.8		158.3	136.5

Less: Net income attributable to noncontrolling interest	29.1	30.8		88.4	89.1

Net income attributable to partners	$24.3	$18.0		$69.9	$47.4

EBITDA	$63.7	$58.8		$188.7	$171.6

Adjusted EBITDA	$27.9	$20.3		$80.0	$52.0

Distributable cash flow	$24.1	$18.5		$68.2	$48.5

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measure for the three and nine months ended September 30, 2016 and 2015.

	Third Quarter		Year-To-Date
	2016	2015	2016	2015
(millions)
Adjustments to reconcile net income including noncontrolling interest and DCG Predecessor to EBITDA and Adjusted EBITDA:
Net income including noncontrolling interest and DCG Predecessor	$53.4	$48.8	$158.3	$138.8
Add:
Depreciation and amortization	10.4	9.9	30.6	30.4
Interest and related charges (benefit)	(0.1)	0.1	(0.2)	0.3
Income tax expense	—	—	—	2.1

EBITDA	$63.7	$58.8	$188.7	$171.6

Distributions from equity method investee	5.7	—	17.4	—
Less:
Earnings from equity method investee	4.7	—	14.8	—
EBITDA attributable to DCG Predecessor	—	—	—	5.7
EBITDA attributable to noncontrolling interest	36.8	38.5	111.3	113.9

Adjusted EBITDA	$27.9	$20.3	$80.0	$52.0

The following table presents a reconciliation of distributable cash flow to the most directly comparable GAAP financial measure for the three and nine months ended September 30, 2016 and 2015.

	Third Quarter		Year-To-Date
	2016	2015	2016	2015
(millions)
Adjustments to reconcile net cash provided by operating activities to distributable cash flow:
Net cash provided by operating activities	$79.7	$70.9	$210.1	$195.6
Less:
Cash attributable to noncontrolling interest(1)	53.1	48.9	132.6	128.9
Cash attributable to DCG Predecessor(2)	—	—	—	10.4
Other changes in working capital and noncash adjustments	1.3	(1.7)	2.5	(4.3)

Adjusted EBITDA	27.9	20.3	80.0	52.0
Adjustments to cash(3):
Plus: Deferred revenue(4)	—	3.0	2.0	4.0
Less: Amortization of regulatory liability(5)	(0.7)	(0.7)	(2.1)	(1.4)
Less: Maintenance capital expenditures(6)	(3.0)	(3.6)	(10.8)	(6.0)
Plus: Acquisition costs funded by Dominion	0.3	—	0.4	0.7
Less: Interest expense and AFUDC equity	(0.5)	(0.5)	(1.5)	(0.9)
Plus: Non-cash director compensation	0.1	—	0.2	0.1

Distributable cash flow	$24.1	$18.5	$68.2	$48.5

(1)	The Preferred Equity Interest is a perpetual, non-convertible preferred equity interest entitled to the Preferred Return Distributions. Any excess in cash available over the $50.0 million is attributable to the noncontrolling interest held by Dominion but not available for distribution until the distribution reserve has been fully funded.
(2)	Represents net cash provided by operating activities of DCG from January 31, 2015, the inception date of common control, through March 31, 2015, the date just prior to Dominion Midstream acquiring DCG.
(3)	Beginning in the first quarter of 2016, distributable cash flow no longer reflects an adjustment for the timing difference between cash paid for property taxes and the amount recognized into expense. All prior periods presented have been recalculated to reflect a consistent approach. Previously, distributable cash flow for the three and nine months ended September 30, 2015 was $19.8 million and $51.0 million, respectively.
(4)	Adjustment to reflect the difference between cash received and revenue recognized related to facilities payments that are deferred and will be recognized over the related customer contract periods.
(5)	Represents the monetization of a bankruptcy claim being amortized into income through February 2024.
(6)	Amounts include accruals. For the three and nine months months ended September 30, 2016, amount excludes $6.8 million and $12.2 million of Dominion funded maintenance capital expenditures related to the Cove Point LNG Facility and Cove Point Pipeline. For the three and nine months ended September 30, 2015, amount excludes $1.6 million and $8.9 million of Dominion funded maintenance capital expenditures related to the Cove Point LNG Facility and Cove Point Pipeline. Dominion has indicated that it intends to continue providing the funding necessary for such expenditures, but it is under no obligation to do so. In addition, the six month period ended June 30, 2015 excludes $1.3 million of maintenance capital expenditures incurred by the DCG Predecessor.

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

An analysis of Dominion Midstream’s results of operations follows:

Third Quarter 2016 vs. 2015

Net revenue increased 3%, primarily due to increased transportation and storage revenue related to the Edgemoor Project ($1.1 million), which was placed into service in December 2015, and the St. Charles Transportation Project ($0.8 million), which was placed into service in June 2016. Operating revenue and purchased gas decreased approximately $21.0 million due to the absence of any LNG cooling cargo receipts in the third quarter of 2016. Cove Point received one LNG cooling cargo during the period in 2015.

Other operations and maintenance increased 21%, primarily due to increases in labor and outside services for Cove Point’s operations affected by the Liquefaction Project ($2.3 million).

Earnings from equity method investee increased $4.7 million as a result of the September 2015 acquisition of a 25.93% noncontrolling partnership interest in Iroquois.

Other income increased $0.7 million primarily related to an increase in AFUDC costs associated with rate-regulated projects in 2016.

Year-To-Date 2016 vs. 2015

Net revenue increased 5%, primarily due to DCG results being included in Dominion Midstream for nine months in 2016, as compared to eight months in 2015 ($5.9 million) and increased transportation and storage revenue related to the Edgemoor Project ($3.4 million), which was placed into service in December 2015, and the St. Charles Transportation Project ($0.8 million), which was placed into service in June 2016. Operating revenue and purchased gas decreased approximately $43.6 million due to the absence of any LNG cooling cargo receipts in 2016. Cove Point received two LNG cooling cargoes during the nine months ended September 30, 2015.

Other operations and maintenance increased 23%, primarily due to DCG results being included in Dominion Midstream for nine months in 2016, as compared to eight months in 2015 ($2.4 million), increases in labor and outside services for Cove Point’s operations affected by the Liquefaction Project ($3.3 million) and organizational design initiative costs incurred during the first quarter of 2016 ($3.3 million).

Depreciation and amortization increased 1%, primarily as a result of DCG depreciation and amortization expense being included in Dominion Midstream for nine months in 2016, as compared to eight months in 2015 ($0.8 million) and depreciation related to the Edgemoor Project, which was placed into service in December 2015 and the St. Charles Transportation Project, which was placed into service in June 2016 ($0.7 million), partially offset by the absence of accelerated depreciation from 2015 asset retirements associated with the Liquefaction Project ($1.5 million).

Other taxes increased 9% primarily due to DCG results being included in Dominion Midstream for nine months in 2016, as compared to eight months in 2015 ($0.6 million) and increased property taxes related to expansion capital projects ($0.6 million).

Earnings from equity method investee increased $14.8 million as a result of the September 2015 acquisition of a 25.93% noncontrolling partnership interest in Iroquois.

Other income increased $1.7 million, primarily related to an increase in AFUDC costs associated with rate-regulated projects in 2016.

Income tax expense decreased $2.1 million as a result of the absence of income taxes attributable to the DCG Predecessor.

Segment Results of Operations

Presented below is a summary of contributions by Dominion Midstream’s operating segment to net income including noncontrolling interest and DCG Predecessor:

	Third Quarter			Year-To-Date
	2016	2015	$ Change	2016	2015	$ Change
(millions)
Dominion Energy	$53.7	$48.8	$4.9	$158.7	$140.5	$18.2
Corporate and Other	(0.3)	—	(0.3)	(0.4)	(1.7)	1.3

Consolidated	$53.4	$48.8	$4.6	$158.3	$138.8	$19.5

Dominion Energy

The following table summarizes, on an after-tax basis, the key factors impacting Dominion Energy’s contribution to net income including noncontrolling interest and DCG Predecessor. Dominion Midstream, as a pass-through entity, is generally not subject to income taxes.

	Third Quarter 2016 vs. 2015 Increase/(Decrease)	Year-To-Date 2016 vs. 2015 Increase/(Decrease)
(millions)
Acquisition of noncontrolling interest in Iroquois	$4.7	$14.8
Growth projects placed into service	1.6	3.5
Absence of income taxes attributable to the DCG Predecessor	—	2.1
DCG Acquisition	—	2.6
2016 organizational design initiative costs	0.2	(3.3)
Accelerated depreciation in 2015	—	1.5
Other	(1.6)	(3.0)

Change in net income contribution	$4.9	$18.2

Corporate and Other

Corporate and Other includes items attributable to Dominion Midstream’s operating segment that are not included in profit measures evaluated by executive management in assessing segment performance or in allocating resources. Corporate and Other expenses were $0.3 million and $0.4 million for the three and nine months ended September 30, 2016, respectively, and $1.7 million for the nine months ended September 30, 2015, consisting of certain acquisition costs funded by Dominion. Dominion Midstream recognized a capital contribution by the general partner for these costs.

Liquidity and Capital Resources

Overview

Dominion Midstream’s ongoing principal sources of liquidity may include distributions received from Cove Point from our Preferred Equity Interest, cash generated from operations of DCG, distributions received from our noncontrolling partnership interest in Iroquois, borrowings under our credit facility with Dominion and issuances of debt and equity securities. We believe that cash from these sources will be sufficient to pay distributions while continuing to meet our short-term working capital requirements and our long-term capital expenditure requirements. We expect to have sufficient distributable cash flow to pay the minimum quarterly distribution of $0.1750 per common unit and subordinated unit, which equates to $13.6 million per quarter, or $54.4 million per year in the aggregate, based on the number of common units and subordinated units outstanding at September 30, 2016. However, we do not have a legal or contractual obligation to pay distributions quarterly or on any other basis or at the minimum quarterly distribution rate or at any other rate, and there is no guarantee that we will pay distributions to our unitholders in any quarter.

We expect cash generated from existing sources, as well as from the operations of Questar Pipeline, to provide sufficient distributable cash flow to pay the minimum quarterly distributions on the outstanding common units and subordinated units after giving effect to the financing activities discussed in Note 2 to the Consolidated Financial Statements.

Outstanding Indebtedness

In connection with the Offering, Dominion Midstream entered into a $300 million credit facility with Dominion, allowing it to competitively pursue acquisitions and future organic growth opportunities or to otherwise meet its financial needs. At September 30, 2016, $21.6 million was outstanding against the credit facility. In October 2016, Dominion Midstream drew an additional $7.3 million on the credit facility to fund capital expenditures at DCG.

On April 1, 2015, in connection with the DCG Acquisition, Dominion Midstream issued a two-year, $300.8 million senior unsecured promissory note payable to Dominion, as adjusted for working capital, at an annual interest rate of 0.6%. Interest on the note is payable quarterly, and all principal and accrued interest is due and payable at maturity on April 1, 2017, which under certain conditions can be extended at the option of Dominion Midstream to October 1, 2017. As discussed in Note 2 to the Consolidated Financial Statements, in connection with the anticipated acquisition of Questar Pipeline, Dominion Midstream entered into an agreement for a three-year $300.0 million senior unsecured term loan in October 2016, which is expected to be funded by the end of 2016. The term loan will have a variable interest rate, with interest payable quarterly. Issuance costs associated with the term loan and private placement of common units and convertible preferred units may be paid through a draw on Dominion Midstream’s existing revolving credit facility with Dominion. Under the terms of the Questar Pipeline Contribution Agreement, Dominion Midstream is required to repay its existing note payable with Dominion.

See Notes 2, 11 and 14 to the Consolidated Financial Statements for further information.

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

For the nine months ended September 30, 2016, Dominion Midstream paid total capital expenditures of $960.6 million, which included $23.0 million of maintenance capital expenditures.

Our significant capital projects, all of which are expansion projects, are described further below:

•	Total costs of developing the Liquefaction Project are estimated to be up to $3.8 billion, excluding financing costs. Through September 30, 2016, Cove Point incurred approximately $3.0 billion of development and construction costs associated with the Liquefaction Project. We caused Cove Point to use the net proceeds contributed to it from the Offering to fund a portion of development and construction costs associated with the Liquefaction Project. The Liquefaction Project is expected to be placed into service in late 2017.

•	Total costs of the Keys Energy Project are estimated to be approximately $40 million. Through September 30, 2016, we incurred approximately $18 million of costs associated with this project, and service is expected to commence in March 2017.

•	Total costs of the Columbia to Eastover Project are estimated to be approximately $45 million. Through September 30, 2016, approximately $29 million of costs had been incurred, of which Dominion Midstream incurred $25 million subsequent to the DCG Acquisition. In June 2016, DCG received FERC authorization to construct and operate the project facilities, which are expected to be placed into service in the fourth quarter of 2016.

•	Total costs of the Transco to Charleston Project are estimated to be approximately $120 million. Through September 30, 2016, approximately $13 million of costs had been incurred, all of which Dominion Midstream incurred subsequent to the DCG Acquisition. In March 2016, DCG filed an application to request FERC authorization to construct and operate the project facilities, which are expected to be placed into service in the fourth quarter of 2017.

•	In September 2016, DCG entered into a facilities agreement with SCE&G to commit up to $9.0 million to improve certain measuring and regulation stations over the next seven years in exchange for a 20 year firm transportation commitment of 12,000 Dth/day. We currently expect to improve three to four stations per year over the next seven years, however, DCG is obligated to fund these station improvements only after they are mutually identified and agreed to with SCE&G.

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

Distributions

Distributions are declared subsequent to quarter end. The table below summarizes the quarterly cash distributions declared during 2016.

Quarterly Period Ended	Total Quarterly Distribution (per unit)	Total Cash Distribution (in millions)	Date of Declaration	Date of Record	Date of Distribution
December 31, 2015	$0.2135	$16.8	January 21, 2016	February 5, 2016	February 15, 2016
March 31, 2016	0.2245	17.8	April 19, 2016	May 3, 2016	May 13, 2016
June 30, 2016	0.2355	19.0	July 22, 2016	August 5, 2016	August 15, 2016
September 30, 2016	0.2475	24.3	October 21, 2016	November 4, 2016	November 15, 2016

Cash Flows

A summary of cash flows is presented below:

	Nine Months Ended September 30,
	2016	2015
(millions)
Cash and cash equivalents at beginning of year	$35.0	$175.4
Cash flows provided by (used in):
Operating activities	210.1	195.6
Investing activities	(962.1)	(850.4)
Financing activities	774.1	586.4

Net increase (decrease) in cash and cash equivalents	22.1	(68.4)

Cash and cash equivalents at September 30	$57.1	$107.0

Operating Cash Flows

In the first nine months of 2016, net cash provided by Dominion Midstream’s operating activities increased by $14.5 million, primarily due to the September 2015 acquisition of a 25.93% noncontrolling partnership interest in Iroquois.

Investing Cash Flows

In the first nine months of 2016, net cash used in Dominion Midstream’s investing activities increased by $111.7 million, primarily due to higher expenditures for the Liquefaction Project.

Financing Cash Flows and Liquidity

In the first nine months of 2016, net cash provided by Dominion Midstream’s financing activities increased $187.7 million, primarily due to higher capital contributions from Dominion to fund the Liquefaction Project.

In May 2016, Dominion Midstream filed an SEC shelf registration for the ability to sell common units through an at-the-market program and pursuant to which it may offer from time to time up to $150 million aggregate amount of its common units. Sales of common units, if any, will be made by means of ordinary brokers’ transactions on the NYSE, in block transactions, or as otherwise agreed to between the sales agent and us. In July 2016, Dominion Midstream entered into an equity distribution agreement with nine separate managers to effect sales under the program; however, we have not issued any units under the program in 2016.

In connection with the anticipated acquisition of Questar Pipeline, Dominion Midstream will provide to Dominion consideration consisting of common and convertible preferred units with a combined value of between $400.0 million and $725.0 million and cash of between $565.0 million and $890.0 million, for total consideration of $1.29 billion. To finance the acquisition, Dominion Midstream issued $360.2 million of common units to the public under an SEC shelf registration filed in November 2015 and entered into agreements in October 2016 for the private placement of common units and convertible preferred units with a value of $137.5 million and between $450.0 million and $600.0 million, respectively, and a three-year $300.0 million senior unsecured term loan. Dominion Midstream may draw on its existing revolving credit facility with Dominion to fund the issuance costs related to the private placement of common and convertible preferred units and the three-year senior unsecured term loan. Additionally, in connection with the financing described above, Dominion Midstream is required to repay its existing $300.8 million note payable to Dominion and repurchase 6,656,839 common units from Dominion. See Note 2 to the Consolidated Financial Statements for additional information.

Restricted Cash

In October 2016, Cove Point fully funded a distribution reserve of $25.0 million, sufficient to pay two quarters of Preferred Return Distributions.

Customer Concentration

Dominion Midstream provides service to approximately 70 customers, including the Storage Customers, marketers or end users and the Import Shippers. The two largest customers comprised approximately 69% and 70% of the total transportation and storage revenues for the three and nine months ended September 30, 2016, respectively. See Note 13 to the Consolidated Financial Statements for additional information.

Contractual Obligations

At September 30, 2016, there have been no material changes outside the ordinary course of business to Dominion Midstream’s contractual obligations as disclosed in MD&A in the Dominion Midstream Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

Other than the holding of surety bonds as discussed in Note 12 to the Consolidated Financial Statements, Dominion Midstream had no off-balance sheet arrangements at September 30, 2016.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of the Consolidated Financial Statements that may impact Dominion Midstream’s future results of operations, financial condition and/or cash flows. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015 and Future Issues and Other Matters in MD&A in Dominion Midstream’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

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

Ozone Standards

In October 2015, the EPA issued a final rule tightening the ozone standard from 75 ppb to 70 ppb. The EPA is expected to complete attainment designations for a new standard by December 2017 and states will have until 2020 or 2021 to develop plans to address the new standard. In September 2016, the Virginia Department of Environmental Quality required that a reasonable available control technology analysis be conducted for Cove Point’s compressor stations in Loudoun County. The reasonable available control technology analysis was submitted in October 2016. Until the states have developed implementation plans, Dominion Midstream is unable to predict whether or to what extent the new rules will ultimately require additional controls.

Legal Matters

See Item 3. Legal Proceedings in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015, Notes 9 and 12 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings in Dominion Midstream’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and Notes 9 and 12 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings in this report for additional information on various legal matters.

Regulatory Matters

See Note 12 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015 and Note 9 in this report for additional information on various regulatory matters.

ITEM 3.

QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Upon the closing of the Offering, we entered into a $300 million variable rate revolving credit facility with Dominion. We may hedge the interest on portions of our borrowings under the credit facility from time-to-time in order to manage risks associated with floating interest rates. At September 30, 2016, we have $21.6 million outstanding indebtedness against the credit facility. A hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at September 30, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Senior management of Dominion Midstream’s general partner, including the general partner’s CEO and CFO, evaluated the effectiveness of Dominion Midstream’s disclosure controls and procedures at September 30, 2016, the end of the period covered by this report. Based on this evaluation process, the CEO and CFO of Dominion Midstream’s general partner have concluded that Dominion Midstream’s disclosure controls and procedures are effective.

During the quarter ended September 30, 2016, there were no changes in Dominion Midstream’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Dominion Midstream’s internal control over financial reporting.

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

See the following for discussions on various environmental and other regulatory proceedings to which Dominion Midstream is a party, which information is incorporated herein by reference:

•	Notes 12 and 18 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2015.

•	Notes 9 and 12 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in Dominion Midstream’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

•	Notes 9 and 12 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in Dominion Midstream’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

•	Notes 9 and 12 and Future Issues and Other Matters in MD&A in this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents certain information with respect to Dominion’s purchase of Dominion Midstream’s common units during the third quarter of 2016:

DOMINION PURCHASES OF DOMINION MIDSTREAM COMMON UNITS
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Units that May Yet Be Purchased under the Plans or Programs(1)
7/1/2016 - 7/31/2016	—	$—	—	$12.4 million
8/1/2016 - 8/31/2016	54,337	$25.17	54,337	$11.1 million
9/1/2016 - 9/30/2016	114,162	$25.16	114,162	$—

Total	168,499	$25.16	168,499

(1)	These units were purchased by Dominion as part of Dominion’s program initiated on September 24, 2015, which expired on September 24, 2016, to purchase from the market up to $50.0 million of common units representing limited partner interests in Dominion Midstream at the discretion of Dominion’s management. The purchased units are held by Dominion or a subsidiary of Dominion other than Dominion Midstream. See Note 5 to the Consolidated Financial Statements for additional information.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1	Contribution, Conveyance and Assumption Agreement, dated as of October 28, 2016, by and among Dominion Resources, Inc., QPC Holding Company and Dominion Midstream Partners, LP (Exhibit 2.1, Form 8-K filed October 31, 2016, File No. 1-36684).

3.1	Certificate of Limited Partnership of Dominion Midstream Partners, LP (Exhibit 3.1, Form S-1 Registration Statement filed March 28, 2014, File No. 333-194864).

3.2	First Amended and Restated Agreement of Limited Partnership of Dominion Midstream Partners, LP, dated October 20, 2014, by and between Dominion Midstream GP, LLC and Dominion MLP Holding Company, LLC (Exhibit 3.1,
Form 8-K filed October 20, 2014, File No. 1-36684).

10.1	Series A Preferred Unit and Common Unit Purchase Agreement, dated October 27, 2016, among Dominion Midstream Partners, LP and the purchasers party thereto (Exhibit 10.1, Form 8-K filed October 31, 2016, File No. 1-36684).

10.2	$300,000,000 Term Loan Agreement, dated as of October 28, 2016, among Dominion Midstream Partners, LP, QPC Holding Company, as Guarantor, the several lenders from time to time parties thereto, Royal Bank of Canada, as Administrative Agent, and Mizuho Bank, Ltd., as Syndication Agent (Exhibit 10.2, Form 8-K filed October 31, 2016, File No. 1-36684).

31.a	Certification by Chief Executive Officer of Dominion Midstream Partners, LP’s general partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.b	Certification by Chief Financial Officer of Dominion Midstream Partners, LP’s general partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Midstream Partners, LP’s general partner, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial statements from Dominion Midstream’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 9, 2016, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statement of Equity and Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION MIDSTREAM PARTNERS, LP Registrant

By: Dominion Midstream GP, LLC, its general partner

November 9, 2016	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1	Contribution, Conveyance and Assumption Agreement, dated as of October 28, 2016, by and among Dominion Resources, Inc., QPC Holding Company and Dominion Midstream Partners, LP (Exhibit 2.1, Form 8-K filed October 31, 2016, File No. 1-36684).

3.1	Certificate of Limited Partnership of Dominion Midstream Partners, LP (Exhibit 3.1, Form S-1 Registration Statement filed March 28, 2014, File No. 333-194864).

3.2	First Amended and Restated Agreement of Limited Partnership of Dominion Midstream Partners, LP, dated October 20, 2014, by and between Dominion Midstream GP, LLC and Dominion MLP Holding Company, LLC (Exhibit 3.1,
Form 8-K filed October 20, 2014, File No. 1-36684).

10.1	Series A Preferred Unit and Common Unit Purchase Agreement, dated October 27, 2016, among Dominion Midstream Partners, LP and the purchasers party thereto (Exhibit 10.1, Form 8-K filed October 31, 2016, File No. 1-36684).

10.2	$300,000,000 Term Loan Agreement, dated as of October 28, 2016, among Dominion Midstream Partners, LP, QPC Holding Company, as Guarantor, the several lenders from time to time parties thereto, Royal Bank of Canada, as Administrative Agent, and Mizuho Bank, Ltd., as Syndication Agent (Exhibit 10.2, Form 8-K filed October 31, 2016, File No. 1-36684).

31.a	Certification by Chief Executive Officer of Dominion Midstream Partners, LP’s general partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.b	Certification by Chief Financial Officer of Dominion Midstream Partners, LP’s general partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Midstream Partners, LP’s general partner, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial statements from Dominion Midstream’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 9, 2016, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statement of Equity and Partners’ Capital, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.