Form 10-K
period 2016-12-31
Dominion Midstream Partners, LP
filed 2017-02-28
CIK 1603286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common units held by non-affiliates was approximately $770 million based on the closing price of its common units as reported on the New York Stock Exchange as of the last day of its most recently completed second fiscal quarter. At February 24, 2017, Dominion Midstream Partners, LP had 67,251,952 common units and 31,972,789 subordinated units outstanding.

Dominion Midstream Partners, LP

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Cove Point,” “the Predecessor,” “our predecessor,” and “we,” “our,” “us,” “our partnership” or like terms when used in a historical context (periods prior to October 20, 2014), refer to Dominion Cove Point LNG, LP as our predecessor for accounting purposes. When used in the present tense or prospectively (periods beginning October 20, 2014), “Dominion Midstream,” “we,” “our,” “us” or like terms refer to Dominion Midstream Partners, LP; one of its wholly-owned subsidiaries, Cove Point GP Holding Company, LLC, Iroquois GP Holding Company, LLC, Dominion Carolina Gas Transmission, LLC (beginning April 1, 2015) or Questar Pipeline, LLC and its subsidiaries (beginning December 1, 2016); or all of them taken as a whole.

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
Adjusted EBITDA

EBITDA after adjustment for EBITDA attributable to predecessors and a noncontrolling interest in Cove Point held by Dominion subsequent to the Offering, less income from equity method investees, plus distributions from equity method investees

AFUDC	Allowance for funds used during construction
AIP	Annual Incentive Plan
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion, Duke Energy Corporation, Piedmont Natural Gas Company, Inc. and Southern Company Gas (formerly known as AGL Resources Inc.)
Bcf	Billion cubic feet
Bcfe	Billion cubic feet equivalent
Blue Racer	Blue Racer Midstream, LLC, a joint venture between Dominion and Caiman
BRP	Retirement Benefit Restoration Plan
CAA	Clean Air Act
Caiman	Caiman Energy II, LLC
CAP	IRS Compliance Assurance Process
CD&A	Compensation Discussion and Analysis
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CGN Committee	Compensation, Governance and Nominating Committee of Dominion’s Board of Directors
Charleston Project

Project to provide 80,000 Dths/day of firm transportation service from an existing interconnect with Transco in Spartanburg County, South Carolina to customers in Dillon, Marlboro, Sumter, Charleston, Lexington and Richland counties, South Carolina

Clean Power Plan

Guidelines issued by the EPA in August 2015 for states to follow in developing plans to reduce CO2 emissions from existing fossil fuel-fired electric generating units, stayed by the U.S. Supreme Court in February 2016 pending resolution of court challenges by certain states

Columbia to Eastover Project

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

CO2	Carbon dioxide
Cove Point	Dominion Cove Point LNG, LP
Cove Point Facilities	Collectively, the Liquefaction Project, Cove Point LNG Facility and Cove Point Pipeline
Cove Point Holdings	Cove Point GP Holding Company, LLC
Cove Point LNG Facility	An LNG import/regasification and storage facility located on the Chesapeake Bay in Lusby, Maryland owned by Cove Point
Cove Point Pipeline	An approximately 136-mile natural gas pipeline owned by Cove Point that connects the Cove Point LNG Facility to interstate natural gas pipelines
CPCN	Certificate of Public Convenience and Necessity
CRA	Compliance Resolution Agreement
CWA	Clean Water Act
DCG	Dominion Carolina Gas Transmission, LLC (successor by statutory conversion to and formerly known as Carolina Gas Transmission Corporation)
DCG Acquisition	The acquisition of DCG by Dominion Midstream from Dominion on April 1, 2015
DCG Predecessor	Dominion as the predecessor for accounting purposes for the period from Dominion’s acquisition of DCG from SCANA on January 31, 2015 until the DCG Acquisition
DCGS	Dominion Carolina Gas Services, Inc.
DCPI	Dominion Cove Point, Inc.
DOE	Department of Energy
DOL	Department of Labor
Dominion

The legal entity, Dominion Resources, Inc., one or more of its consolidated subsidiaries (other than Dominion Midstream GP, LLC and its subsidiaries) or operating segments, or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries

Dominion Gas	Dominion Gas Holdings, LLC
Dominion Midstream

The legal entity, Dominion Midstream Partners, LP, one or more of its consolidated subsidiaries, Cove Point Holdings, Iroquois GP Holding Company, LLC, DCG (beginning April 1, 2015) and Questar Pipeline (beginning December 1, 2016), or the entirety of Dominion Midstream Partners, LP and its consolidated subsidiaries

Dominion Midstream LTIP	Dominion Midstream 2014 Long-Term Incentive Plan
Dominion Payroll	Dominion Payroll Company, Inc.

Abbreviation or Acronym	Definition
Dominion Questar

The legal entity, Dominion Questar Corporation (formerly known as Questar Corporation), one or more of its consolidated subsidiaries or operating segments, or the entirety of Dominion Questar Corporation and its consolidated subsidiaries

DOT	U.S. Department of Transportation
DRS	Dominion Resources Services, Inc.
Dth	Dekatherm
DTI	Dominion Transmission, Inc.
EA	Environmental assessment
Eastern Market Access Project

Project to provide 294,000 Dths/day of firm transportation service to help meet demand for natural gas for Washington Gas Light Company, a local gas utility serving customers in D.C., Virginia and Maryland, and Mattawoman Energy, LLC for its new electric power generation facility to be built in Maryland

EBITDA	Earnings before interest and associated charges, income tax expense, depreciation and amortization
Edgemoor Project

Project to provide 45,000 Dths/day of firm transportation service from an existing interconnect with Transco in Cherokee County, South Carolina to customers in Calhoun and Lexington counties, South Carolina

EPA	Environmental Protection Agency
EPACT	Energy Policy Act of 2005
ERISA	The Employee Retirement Income Security Act of 1974
ESRP	Executive Supplemental Retirement Plan
Export Customers	ST Cove Point, LLC, a joint venture of Sumitomo Corporation and Tokyo Gas Co., Ltd., and GAIL Global (USA) LNG, LLC
FERC	Federal Energy Regulatory Commission
FERC Order

FERC order issued on September 29, 2014 that granted authorization for Cove Point to construct, modify and operate the Liquefaction Project, subject to conditions, and also granted authorization to enhance the Cove Point Pipeline

FIPs	Failures in individual performance
FTA	Free Trade Agreement
FTA Authorization	Authorization from the DOE for the export of up to 1.0 Bcfe/day of natural gas to countries that have or will enter into an FTA for trade in natural gas
GAAP	U.S. generally accepted accounting principles
GHGRP	Greenhouse Gas Reporting Program
GHG	Greenhouse gas
IDR	Incentive distribution right
Import Shippers	The three LNG import shippers consisting of BP Energy Company, Shell NA LNG, Inc. and Statoil
IRC	Internal Revenue Code
Iroquois	Iroquois Gas Transmission System, L.P.
IRS	Internal Revenue Service
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
organizational design initiative

In the first quarter of 2016, Dominion announced an organizational design initiative that reduced its total workforce during 2016, the goal of which was to streamline its leadership structure and push decision making lower while also improving efficiency

OSHA	Federal Occupational Safety and Health Act, as amended

Abbreviation or Acronym	Definition
PHMSA	Pipeline and Hazardous Materials Safety Administration
ppb	Parts-per-billion
predecessors	Collectively, the Predecessor, DCG Predecessor and Questar Pipeline Predecessor
Preferred Equity Interest	A perpetual, non-convertible preferred equity interest in Cove Point entitled to the Preferred Return Distributions and the Additional Return Distributions
Preferred Return Distributions	The first $50.0 million of annual cash distributions made by Cove Point
Private Placement Agreement

Series A Preferred Unit and Common Unit Purchase Agreement between Dominion Midstream and purchasers (certain affiliates of Stonepeak Infrastructure Partners, Magnetar Financial LLC, First Reserve Advisors, L.L.C., Kayne Anderson Capital Advisors, L.P. and Tortoise Capital Advisors, LLC) dated October 27, 2016

PSD	Prevention of Significant Deterioration
PSIA	Pipeline Safety Improvement Act of 2002
Questar Pipeline

Questar Pipeline, LLC (successor by statutory conversion to and formerly known as Questar Pipeline Company), one or more of its consolidated subsidiaries, or the entirety of Questar Pipeline, LLC and its consolidated subsidiaries

Questar Pipeline Acquisition	The acquisition of Questar Pipeline by Dominion Midstream from Dominion on December 1, 2016
Questar Pipeline Contribution Agreement	Contribution, Conveyance and Assumption Agreement between Dominion and Dominion Midstream dated October 28, 2016
Questar Pipeline Predecessor	Dominion as the predecessor for accounting purposes for the period from Dominion’s acquisition of Questar Pipeline on September 16, 2016 until the Questar Pipeline Acquisition
RGGI	Regional Greenhouse Gas Initiative
ROFO Assets

Any of the common equity interests in Cove Point or the indirect ownership interests in Blue Racer or Atlantic Coast Pipeline subject to the right of first offer agreement with Dominion entered into in connection with the Offering

ROIC	Return on invested capital
SCANA	SCANA Corporation
SCE&G	South Carolina Electric & Gas Company
SEC	Securities and Exchange Commission
SEIF	Maryland Strategic Energy Investments Fund
Series A Preferred Units	Series A convertible preferred units representing limited partner interests in Dominion Midstream, issued in December 2016
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

Transco	Transcontinental Gas Pipe Line, LLC
TSR	Total shareholder return
VIE	Variable interest entity
Virginia Power	Virginia Electric and Power Company
VOC	Volatile organic compounds
Wexpro	The legal entity, Wexpro Company, one or more of its consolidated subsidiaries, or the entirety of Wexpro Company and its consolidated subsidiaries.
White River Hub	White River Hub, LLC
Zions	Zions Bancorporation

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

On December 1, 2016, Dominion Midstream acquired from Dominion all of the issued and outstanding membership interests of Questar Pipeline, which owns and operates interstate natural gas pipelines and storage facilities in the western U.S., for total consideration of $1.29 billion. See Note 4 to the Consolidated Financial Statements for additional information regarding this acquisition.

Dominion Midstream manages its daily operations through one operating segment, Dominion Energy, which consists of gas transportation, LNG import and storage. In addition to the Dominion Energy operating segment, Dominion Midstream also reports a Corporate and Other segment, which primarily includes specific items attributable to its operating segment that are not included in profit measures evaluated by executive management in assessing the operating segment’s performance or in allocating resources among the segments. See Note 23 to the Consolidated Financial Statements for further discussions of Dominion Midstream’s operating segment, which information is incorporated herein by reference.

ORGANIZATIONAL STRUCTURE

The following simplified diagram depicts Dominion Midstream’s organizational and ownership structure at December 31, 2016.

Dominion Resources, Inc. and Subsidiaries (NYSE: D)
18,504,628 Common Units
31,972,789 Subordinated Units
11,365,628 Series A Preferred Units
Incentive Distribution Rights
Public Investors
48,734,195 Common Units
18,942,714 Series A Preferred Units
Non-economic GP Interest, 50.9% LP Interest, 37.5% Preferred Interest
49.1% LP Interest
62.5% Preferred Interest
100% Common Equity Interest
Dominion Midstream Partners, LP (the Partnership) (NYSE: DM)
100%
100%
100%
100%
Cove Point GP Holding Company, LLC
Dominion Carolina Gas Transmission, LLC
Iroquois GP Holding Company, LLC
Questar Pipeline, LLC
25.93%
Iroquois Gas Transmission System, L.P.
100% Preferred Equity Interest GP Interest
100%
Dominion Cove Point LNG, LP
Cove Point LNG Facility
Cove Point Pipeline
Liquefaction Project
100%
100%
100%
Questar White River Hub, LLC
Questar Overthrust Pipeline, LLC
Questar Field Services, LLC
50%
White River Hub, LLC

ASSETS AND OPERATIONS

Dominion Midstream’s ongoing principal sources of cash flow include distributions received from Cove Point from our Preferred Equity Interest, cash generated from the operations of DCG and Questar Pipeline and distributions received from our noncontrolling partnership interest in Iroquois.

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

We expect that Cove Point will generate cash and cumulative Net Operating Income in excess of that required to make Preferred Return Distributions through the expected completion of the Liquefaction Project in late 2017 and thereafter. We base our expectation on the existing long-term contracts with firm reservation charges for substantially all of the regasification and storage capacity of the Cove Point LNG Facility and all of the transportation capacity of the Cove Point Pipeline and the expectation that the Liquefaction Project will commence operations in late 2017. While we expect Cove Point’s cash flows and Net Operating Income from its existing import contracts and associated transportation contracts to decrease as those contracts expire in 2017 and 2023, we expect the cash flows and Net Operating Income from the Liquefaction Project, once completed, to replace and substantially exceed Cove Point’s cash flows and Net Operating Income from its existing import contracts and associated transportation contracts. See description of the Liquefaction Project under Assets and Operations—Cove Point. Until the Liquefaction Project is completed, Cove Point is prohibited from making a distribution on its common equity interests unless it has a distribution reserve sufficient to pay two quarters of Preferred Return Distributions (and two quarters of similar distributions with respect to any other preferred equity interest in Cove Point). Cove Point fully funded this distribution reserve in October 2016, but there can be no assurance that funds will be sufficient for such purpose or that Cove Point will have sufficient cash and undistributed Net Operating Income to permit it to continue to make Preferred Return Distributions after the expiration of certain of its contracts in the second quarter of 2017. We do not expect to cause Cove Point to make distributions on its common equity, or the Additional Return Distributions, prior to the Liquefaction Project commencing commercial service. No distribution reserve will be established for the Additional Return Distributions.

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

COVE POINT’S IMPORT/STORAGE/REGASIFICATION FACILITIES

The Cove Point LNG Facility includes an offshore pier, LNG storage tanks, regasification facilities and associated equipment required to (i) receive imported LNG from tankers, (ii) store LNG in storage tanks, (iii) regasify LNG and (iv) deliver regasified LNG to the Cove Point Pipeline. The Cove Point LNG Facility has a contractual peak regasification capacity of approximately 1.8 million Dths/day and an aggregate LNG storage capacity of 695,000 cubic meters of LNG, or approximately 14.6 Bcfe, all of which was fully contracted at December 31, 2016. In addition, the Cove Point LNG Facility has an existing liquefier (unrelated to the Liquefaction Project) capable of liquefying approximately 15,000 Dths/day of natural gas. This liquefaction capacity is primarily used to liquefy natural gas received from domestic customers that store LNG in our tanks for use during peak periods of natural gas demand. Cove Point offers both Open Access Services and Non-Open Access Services. Cove Point’s two-berth pier is located approximately 1.1 miles offshore in the Chesapeake Bay. Cove Point operates the Cove Point LNG Facility on an integrated basis with no equipment exclusively used for the benefit of Open Access Services or Non-Open Access Services.

Cove Point currently provides services under (i) long-term agreements with the Import Shippers for an aggregate of 1.0 million Dths/day of firm and off-peak regasification capacity, and (ii) long-term agreements for an aggregate 204,000 Dths/day of firm capacity with the Storage Customers who receive firm peaking services, whereby the Storage Customers deliver domestic natural gas to the Cove Point LNG Facility to be liquefied and stored during the summer for withdrawal on a limited number of days at peak times during the winter. Cove Point also had, through December 31, 2016, an additional 800,000 Dths/day of regasification capacity committed under a separate agreement with Statoil, one of the Import Shippers. The agreement provides for 277,650 Dths/day of such service until its expiration in the second quarter of 2017. In 2016, the Import Shippers comprised approximately 57% of total consolidated operating revenues for Dominion Midstream. Cove Point’s customers are required to pay fixed monthly charges, regardless of whether they use the amount of capacity they have paid to reserve at the Cove Point LNG Facility. Following the expiration of certain Cove Point regasification and transportation contracts with Statoil in the second quarter of 2017, the resulting available storage and transportation capacity will be utilized in connection with the Liquefaction Project.

COVE POINT’S PIPELINE FACILITIES

The Cove Point Pipeline is a 36-inch diameter bi-directional underground, interstate natural gas pipeline that extends approximately 88 miles from the Cove Point LNG Facility to interconnections with pipelines owned by Transco in Fairfax County, Virginia, and with Columbia Gas Transmission LLC and DTI, both in Loudoun County, Virginia. In 2009, the original pipeline was expanded to include a 36-inch diameter loop that extends approximately 48 miles, roughly 75% of which is parallel to the original pipeline. Cove Point has two compressor stations, with approximately 24,800 installed compressor horsepower, at its interconnections with the three upstream interstate pipelines. The Loudoun Compressor Station is located at the western end of the Cove Point Pipeline where it interconnects with the pipeline systems of DTI and Columbia Gas Transmission LLC. The Pleasant Valley Compressor Station is located roughly 13 miles to the southeast of the Loudoun Compressor Station, where the Cove Point Pipeline interconnects with Transco’s pipeline system.

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

In October 2015, Cove Point received FERC authorization to construct the approximately $40 million Keys Energy Project. Construction on the project commenced in December 2015, and the project facilities are expected to be placed into service in March 2017.

In November 2016, Cove Point filed an application to request FERC authorization to construct the approximately $150 million Eastern Market Access Project. Construction on the project is expected to begin in the fourth quarter of 2017, and the project facilities are expected to be placed into service in late 2018.

COVE POINT’S EXPORT/LIQUEFACTION FACILITIES

Cove Point is in the process of constructing the Liquefaction Project, which will consist of one LNG train with a design nameplate outlet capacity of 5.25 Mtpa. It is expected to be placed in service in late 2017. Under normal operating conditions and after accounting for maintenance downtime and other losses, the firm contracted capacity for LNG loading onto ships will be approximately 4.6 Mtpa (0.66 Bcfe/day). Cove Point has authorization from the DOE to export up to 0.77 Bcfe/day (approximately 5.75 Mtpa) should the liquefaction facilities perform better than expected. Once completed, the Liquefaction Project will enable the Cove Point LNG Facility to liquefy domestically produced natural gas and export it as LNG. The Liquefaction Project is being constructed on land already owned by Cove Point, which is within the developed area of the existing Cove Point LNG Facility, and will be integrated with a number of the facilities that are currently operational. Domestic natural gas will be delivered to the Cove Point LNG Facility through the Cove Point Pipeline for liquefaction and will be exported as LNG. The total costs of developing the Liquefaction Project are estimated to be approximately $4.0 billion, excluding financing costs. Through

December 31, 2016, Cove Point incurred $3.3 billion of development and construction costs associated with the Liquefaction Project. Dominion has indicated that it intends to provide the funding necessary for the remaining construction costs for the Liquefaction Project, but it is under no obligation to do so.

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

COVE POINT’S EXPORT CUSTOMERS

Cove Point has executed service contracts for the Liquefaction Project with the Export Customers, each of which has contracted for 50% of the available capacity. The Export Customers together will have firm access to 6.8 Bcfe of the existing storage capacity, with the balance of the existing storage capacity available for Cove Point’s existing Import Shippers and Storage Customers. The Export Customers have each entered into a 20-year agreement for the liquefaction and export services, which they may annually elect to switch to import services, provided that the other Export Customer agrees to switch. In addition, each of the Export Customers has entered into an accompanying 20-year service agreement for firm transportation on the Cove Point Pipeline.

Upon completion of the Liquefaction Project, a substantial portion of Cove Point’s revenues will be dependent upon the payment of these two customers. Cove Point’s future results and liquidity are primarily dependent upon the payment of the Export Customers under their respective contracts, and on their continued willingness and ability to perform their contractual obligations.

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

DCG

DCG operates as an open access, transportation-only interstate pipeline company in South Carolina and southeastern Georgia. At December 31, 2016, DCG’s natural gas system consisted of nearly 1,500 miles of transmission pipeline of up to 24 inches in diameter and five compressor stations with approximately 38,700 installed compressor horsepower. DCG’s system transports gas to its customers from the transmission systems of Southern Natural Gas Company at Port Wentworth, Georgia and Aiken County, South Carolina; Southern LNG, Inc. at Elba Island, near Savannah, Georgia; and Transco in Cherokee and Spartanburg counties in South Carolina. All of DCG’s operations are regulated by FERC.

DCG’s customers include SCE&G (which uses natural gas for electricity generation and for gas distribution to retail customers), SCANA Energy Marketing, Inc. (which markets natural gas to industrial and “sale for resale” customers, primarily in the southeastern U.S.), municipalities, county gas authorities, federal and state agencies, marketers, power generators and industrial customers primarily engaged in the manufacturing or processing of ceramics, paper, metal and textiles.

DCG’s revenues are primarily derived from reservation charges for firm services as provided for in its FERC-approved tariff. DCG’s pipeline system is substantially fully subscribed with a contracted pipeline capacity of approximately 794,500 Dths/day. Approximately 1% of the capacity has a 2017 expiration date, and 99% of this capacity is contracted through 2018 or beyond.

In 2014, DCG executed three binding precedent agreements for the approximately $120 million Charleston Project. In February 2017, DCG received FERC authorization to construct and operate the project facilities, which are expected to be placed into service in the fourth quarter of 2017. The Charleston Project is supported by long-term contracts with terms ranging from 10 to 30 years.

Questar Pipeline

Questar Pipeline owns and operates interstate natural gas pipelines and storage facilities in the western U.S. providing natural gas transportation and underground storage services in Utah, Wyoming and Colorado. Questar Pipeline’s operations are primarily regulated by FERC. At December 31, 2016, Questar Pipeline owned and operated nearly 2,200 miles of natural gas transportation pipelines across northeastern and central Utah, northwestern Colorado and southwestern Wyoming. Questar Pipeline’s system ranges in diameter from lines that are less than four inches to 36 inches. Questar Pipeline owns 18 transmission and storage compressor stations with approximately 221,200 combined installed compressor horsepower. Questar Pipeline also owns gathering lines as well as processing facilities near Price, Utah, which provide for dew-point control to meet gas-quality specifications of downstream pipelines. Additionally, Questar Pipeline owns and operates 50% of White River Hub, an 11-mile FERC-regulated natural gas transportation pipeline in western Colorado, which is accounted for under the equity method.

Questar Pipeline’s transportation customers include its affiliate, Questar Gas Company, which provides the largest share of transportation revenues, as well as Enterprise Gas Processing, LLC, Rockies Express Pipeline LLC, Citadel Energy Marketing LLC, Wyoming Interstate Company, LLC, Pacificorp, Encana Marketing (USA) Inc. and other unaffiliated end-users, marketers and producers in the Rocky Mountain region. The Questar Pipeline systems interconnect with several major, unaffiliated natural gas pipeline systems owned by Kern River Gas Transmission Company, Ruby Pipeline, LLC, Rockies Express Pipeline, LLC, Northwest Pipeline, LLC, Wyoming Interstate Company, TransColorado Gas Transmission Company, LLC, and others.

Questar Pipeline’s transportation revenues are primarily derived from reservation charges for firm services as provided for in its FERC-approved tariff. At December 31, 2016, Questar Pipeline’s pipeline system had contracted pipeline capacity of approximately 5,696,500 Dths/day. Approximately 17% of that capacity is committed to by Questar Pipeline’s affiliate, Questar Gas Company. Of the total committed capacity, approximately 17% relates to contracts that expire in 2017, 77% relates to contracts that expire in 2018 or beyond, and the remaining 6% of contracts operate under evergreen contracts that contain customary termination features. Questar Pipeline expects that the contract with Questar Gas Company and other contracts expiring in 2017 will be renewed under similar terms as the existing agreements.

Questar Pipeline owns four natural gas storage facilities totaling 55.8 Bcf of working gas storage capacity. The Clay Basin storage facility in northeastern Utah has a certificated capacity of 120.2 Bcf, including 54.0 Bcf of working gas. In addition, Questar Pipeline owns three smaller storage aquifers in northeastern Utah and western Wyoming.

Questar Pipeline’s natural gas storage customers include its affiliate, Questar Gas Company, which provides the largest share of storage revenues, as well as Puget Sound Energy Inc., Intermountain Gas Company and other unaffiliated customers.

Questar Pipeline’s natural gas storage revenues are primarily derived from long-term contracts for storage capacity at the Clay Basin storage facility. Approximately 27% of the total storage working gas capacity is contracted with Questar Gas Company. Of the total contracted working gas capacity, 14% of the volumes expire in 2017 while the remaining 86% are contracted through 2018 or beyond. The contracts that expire in 2017 are all expected to be renewed under similar terms as the existing agreements.

Iroquois

Iroquois is a Delaware limited partnership which owns and operates a 416-mile FERC-regulated interstate natural gas pipeline providing service to local gas distribution companies, electric utilities and electric power generators, as well as marketers and other end users, through interconnecting pipelines and exchanges. Iroquois’ pipeline extends from the U.S.-Canadian border at Waddington, New York through the state of Connecticut to South Commack, Long Island, New York and continuing on from Northport, Long Island, New York through the Long Island Sound to Hunts Point, Bronx, New York. At December 31, 2016, Dominion Midstream holds a 25.93% noncontrolling partnership interest in Iroquois, which is accounted for under the equity method.

RELATIONSHIP WITH DOMINION

We view our relationship with Dominion as a significant competitive strength. We believe this relationship will provide us with potential acquisition opportunities from a broad portfolio of existing midstream assets that meet our strategic objectives, as well as access to personnel with extensive technical expertise and industry relationships. Dominion has granted us a right of first offer with respect to any future sale of its common equity interests in Cove Point. We may also acquire newly issued common equity or additional preferred equity interests in Cove Point in the future, provided that any issuances of additional equity interests in Cove Point would require both our and Dominion’s approval. Any additional equity interests that we acquire in Cove Point would allow us to participate in the significant growth in cash flows and income expected following the completion of the Liquefaction Project. In connection with the Offering, Dominion also granted us a right of first offer with respect to any future sale of its indirect ownership interest in Blue Racer, which is a midstream company focused on the Utica Shale formation, and its indirect ownership interest in Atlantic Coast Pipeline, which is focused on constructing a natural gas pipeline running from West Virginia through Virginia to North Carolina. In addition, acquisition opportunities, such as the DCG Acquisition and the Questar Pipeline Acquisition, may arise from future midstream pipeline, terminaling, processing, transportation and storage assets acquired or constructed by Dominion.

Dominion, headquartered in Richmond, Virginia, is one of the nation’s largest producers and transporters of energy. Dominion’s strategy is to be a leading provider of electricity, natural gas and related services to customers primarily in the eastern region of the U.S. At December 31, 2016, Dominion served over 6 million utility and retail energy customers and operated one of the nation’s largest underground natural gas storage systems, with approximately 1 trillion cubic feet of storage capacity. Dominion’s portfolio of midstream pipeline, terminaling, processing, transportation and storage assets includes its indirect ownership interests in Blue Racer and Atlantic Coast Pipeline, both of which are described in more detail below, and the assets and operations of Dominion Gas and Dominion Questar. Dominion Gas consists primarily of (i) The East Ohio Gas Company d/b/a Dominion East Ohio, a regulated natural gas distribution company, (ii) DTI, an interstate natural gas transmission pipeline company, and (iii) Dominion Iroquois, Inc., which holds a 24.07% noncontrolling partnership interest in Iroquois. Dominion Questar consists primarily of Questar Gas Company, a regulated natural gas distribution company, and Wexpro, a natural gas exploration and production company which supplies natural gas to Questar Gas Company under a cost-of-service framework.

Blue Racer is a midstream energy company focused on the design, construction, operation and acquisition of midstream assets. Blue Racer is investing in natural gas gathering and processing assets in Ohio and West Virginia, targeting primarily the Utica Shale formation, and is an equal partnership between Dominion and Caiman, with Dominion contributing midstream assets, including both gathering and processing assets, and Caiman contributing private equity capital. Midstream services offered by Blue Racer include gathering, processing, fractionation, and natural gas liquids transportation and marketing. Blue Racer is expected to develop additional new capacity designed to meet producer needs as the development of the Utica Shale formation increases.

Atlantic Coast Pipeline is a limited liability company owned at December 31, 2016 by Dominion (48%), Duke Energy Corporation (40%), Piedmont Natural Gas Company, Inc. (7%) and Southern Company Gas (formerly known as AGL Resources, Inc.) (5%). Effective October 2016, Piedmont Natural Gas Company, Inc. became a wholly-owned subsidiary of Duke Energy Corporation. Atlantic Coast Pipeline is focused on constructing an approximately 600-mile natural gas pipeline running from West Virginia through Virginia to North Carolina to increase natural gas supplies in the region. Construction of the pipeline is subject to receiving all necessary regulatory and other approvals, including without limitation CPCNs from FERC and all required environmental permits. Atlantic Coast Pipeline filed its FERC application in September 2015, and the facilities are expected to be in service in the fourth quarter of 2019. DTI will provide the services necessary to oversee the construction of, and to subsequently operate and maintain, the facilities and projects undertaken by, and subject to the approval of, Atlantic Coast Pipeline. The pipeline is expected to serve as a new, independent route for transportation of shale and conventional interstate gas supplies for markets in the mid-Atlantic region of the U.S.

At December 31, 2016, Dominion is our largest unitholder, holding 18,504,628 common units (28% of all outstanding), 11,365,628 Series A Preferred Units (38% of all outstanding) and 31,972,789 subordinated units (100% of all outstanding). Dominion also owns our general partner and owns 100% of our IDRs. As a result of its significant ownership interests in us, we believe Dominion will be motivated to support the successful execution of our business strategies and will provide us with acquisition opportunities, although it is under no obligation to do so. Dominion views us as a significant part of its growth strategy, and we believe that Dominion will be incentivized to contribute or sell additional assets to us and to pursue acquisitions jointly with us in the future. However, Dominion will regularly evaluate acquisitions and dispositions and may, subject to compliance with our right of first offer with respect to Cove Point, Blue Racer and Atlantic Coast Pipeline, elect to acquire or dispose of assets in the future without offering us the opportunity to participate in those transactions. Moreover, Dominion will continue to be free to act in a manner that is beneficial to its interests without regard to ours, which may include electing not to present us with future acquisition opportunities.

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

Questar Pipeline’s pipeline system generates a substantial portion of its revenue from long-term firm contracts for transportation and storage services and is therefore insulated from competitive factors during the terms of the contracts. When these long-term contracts expire, Questar Pipeline’s pipeline system and storage facilities face competitive pressures from similar facilities in the Rocky Mountain region in terms of location, rates, terms of service and availability and reliability of service.

REGULATION

Dominion Midstream is subject to regulation by various federal, state and local authorities, including the SEC, FERC, EPA, DOE, DOT and Maryland Commission.

FERC Regulation

The design, construction and operation of interstate natural gas pipelines, LNG terminals (including the Liquefaction Project) and other facilities, the import and export of LNG, and the transportation of natural gas are all subject to various regulations, including the approval of FERC under Section 3 (for LNG terminals) and Section 7 (for interstate transportation facilities) of the NGA, as well as the Natural Gas Policy Act of 1978, as amended, to construct and operate the facilities. For the Cove Point LNG Facility, Cove Point is required to maintain authorization from FERC under Section 3 and Section 7 of the NGA. The design, construction and operation of the Cove Point LNG Facility and its proposed Liquefaction Project, and the import and export of LNG, are highly regulated activities. FERC’s approval under Section 3 and Section 7 of the NGA, as well as several other material governmental and regulatory approvals and permits, are required for the proposed Liquefaction Project. DCG and Questar Pipeline are required to maintain authorization from FERC under Section 7 of the NGA.

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

In November 2016, pursuant to the terms of a previous settlement, Cove Point filed a general rate case for its FERC-jurisdictional services, with 23 proposed rates to be effective January 1, 2017. Cove Point proposed an annual cost-of-service of approximately $140 million. In December 2016, FERC accepted a January 1, 2017 effective date for all proposed rates, with the exception of five, which were suspended to be effective June 1, 2017. This case is pending.

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

Two parties separately filed petitions for review of the FERC Order in the U.S. Court of Appeals for the D.C. Circuit, which petitions have been consolidated. Separately, one party requested a stay of the FERC Order until the judicial proceedings are complete, which the court denied in June 2015. In July 2016, the court denied one party’s petition for review of the FERC Order authorizing the Liquefaction Project. The court also issued a decision remanding the other party’s petition for review of the FERC Order to FERC for further explanation of how FERC’s decision that a previous transaction with an existing import shipper was not unduly discriminatory. Cove Point believes that on remand FERC will be able to justify its decision.

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

In October 2011, the DOE granted FTA Authorization for the export of up to 1.0 Bcfe/day of natural gas to countries that have or will enter into an FTA for trade in natural gas. In September 2013, the DOE also granted Non-FTA Authorization approval for the export of up to 0.77 Bcfe/day of natural gas to countries that do not have an FTA for trade in natural gas. The FTA Authorization and Non-FTA Authorization have 25- and 20-year terms, respectively. In June 2016, a party filed a petition for review of the DOE’s Non-FTA Authorization approval in the United States Court of Appeals for the D.C. Circuit. This case is pending.

DOT Regulation

The Cove Point Pipeline, DCG and Questar Pipeline are subject to regulation by the DOT, under the PHMSA, pursuant to which PHMSA has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. The NGPSA requires certain pipelines to comply with safety standards in constructing and operating the pipelines and subjects the pipelines to regular inspections.

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

Testing consists of hydrostatic testing, internal electronic testing or direct assessment of the piping. In addition to the pipeline integrity tests, pipeline companies must implement a qualification program to make certain that employees are properly trained. Pipeline operators also must develop integrity management programs for gas transportation pipelines, which requires pipeline operators to perform ongoing assessments of pipeline integrity; identify and characterize applicable threats to pipeline segments that could impact a high consequence area; improve data collection, integration and analysis; repair and remediate the pipeline, as necessary; and implement preventive and mitigation actions. The Cove Point Pipeline, DCG and Questar Pipeline are also subject to the Pipeline Safety, Regulatory Certainty, and Jobs Creation Act of 2011, which regulates safety requirements in the design, construction, operation and maintenance of interstate natural gas transmission facilities.

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

ENVIRONMENTAL REGULATION

General

Dominion Midstream is committed to compliance with all applicable environmental laws, regulations and rules related to its operations. Dominion Midstream’s operations are subject to stringent, comprehensive and evolving federal, regional, state and local laws and regulations governing environmental protection. These laws and regulations may, among other things, require the acquisition of permits or other approvals to conduct regulated activities, restrict the amounts and types of substances that may be released into the environment, limit operational capacity of the facilities, require the installation of environmental controls, limit or prohibit construction activities in sensitive areas such as wetlands or areas inhabited by endangered or threatened species and impose substantial liabilities for pollution resulting from operations. The cost of complying with applicable environmental laws, regulations and rules is expected to be material. Failure to comply with these laws and regulations may also result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory and remedial obligations and the issuance of orders enjoining some or all of Dominion Midstream’s operations in affected areas.

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

The regulation of air emissions under the CAA requires that we obtain various construction and operating permits, including Title V air permits, and incur capital expenditures for the installation of certain air pollution control devices at our facilities. We have taken and expect to continue to take certain measures to comply with various regulations specific to our operations, such as National Emission Standards for Hazardous Air Pollutants, NSPS, new source review and federal and state regulatory measures imposed to meet national ambient air quality standards. We have incurred, and expect to continue to incur, substantial capital expenditures to maintain compliance with these and other air emission regulations that have been promulgated or may be promulgated or revised in the future.

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

In response to findings that emissions of GHGs present an endangerment to public health and the environment, the EPA adopted regulations under existing provisions of the CAA in April 2010, that require a reduction in emissions of GHGs from motor vehicles. These rules took effect in January 2011 and established

GHG emissions as regulated pollutants under the CAA. In June 2014, the U.S. Supreme Court ruled that the EPA lacked the authority under the CAA to require PSD or Title V permits for stationary sources based solely on GHG emissions. However, the Court upheld the EPA’s ability to require best available control technology for GHG for sources that are otherwise subject to PSD or Title V permitting for conventional pollutants. In August 2016, the EPA issued a draft rule proposing to reaffirm that a GHG source’s obligation to obtain a PSD or Title V permit for GHG’s is triggered only if such permitting requirements are first triggered by non-GHG, or conventional, pollutants that are regulated by the new source review program, and to set a significant emissions rate at 75,000 tons per year of CO2 equivalent emissions under which a source would not be required to apply best available control technology for its GHG emissions. Due to uncertainty regarding what additional actions states may take to amend their existing regulations and what action the EPA ultimately takes to address the court ruling under a new rulemaking, we cannot predict the impact to the financial statements at this time.

In January 2015, as part of its Climate Action Plan, the EPA announced plans to reduce methane emissions from the oil and gas sector including natural gas processing and transmission sources. In July 2015, the EPA announced the next generation of its voluntary Natural Gas Star Program. The program covers the entire natural gas sector from production to distribution, with more emphasis on transparency and increased reporting for both annual emissions and reductions achieved through implementation measures. DCG joined the EPA’s voluntary Natural Gas Star Program in July 2016 and submitted an implementation plan in September 2016.

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

GHG EMISSIONS

Dominion began tracking and reporting GHG emissions at the Cove Point LNG Facility in 2010 under the EPA’s GHGRP and voluntarily tracked such emissions prior to 2010. A comprehensive methane leak survey is conducted each year in accordance with the EPA rule to detect leaks and to quantify leaks from compressor units. Dominion Midstream does not yet have final 2016 emissions data.

Annual GHG emissions at the Cove Point LNG Facility have remained fairly constant from 2011 to 2015, ranging from 141,250 to 182,650 metric tons of CO2 equivalent. Approximately 99% of these emissions are CO2 emissions from combustion sources, such as compressor engines and heaters. Only 1% of the annual Cove Point GHG emissions comes from methane emissions. Compared to other fossil fuels, natural gas has a much lower carbon emission rate with an ample regional supply, promoting energy and economic security. In 2015, annual GHG emissions from Dominion Midstream’s facilities, including five compressor stations in South Carolina and two compressor stations in Virginia were approximately 243,470 metric tons of CO2 equivalent emissions.

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

EMPLOYEES

Dominion Midstream is managed and operated by the Board of Directors and executive officers of Dominion Midstream GP, LLC, our general partner. We do not have any employees, nor does our general partner. All of the employees that conduct our business are employed by affiliates, and our general partner secures the personnel necessary to conduct our operations through its services agreement with DRS. We reimburse our general partner and its affiliates for the associated costs of obtaining the personnel necessary for our operations pursuant to our partnership agreement. At December 31, 2016, Cove Point had approximately 160 full-time employees and was supported by 15 full-time DRS employees.

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

RISKS INHERENT IN OUR ABILITY TO GENERATE STABLE AND GROWING CASH FLOWS

Our cash generating assets are the Preferred Equity Interest, our pipeline operations, and our equity method investment in Iroquois, the cash receipts from which may not be sufficient following the establishment of cash reserves and payment of costs and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay the minimum quarterly distribution to our unitholders. Our sources of cash are funds we receive from (i) Cove Point on the Preferred Equity Interest, which we expect will result in an annual payment to us of $50.0 million, (ii) our pipelines’ operations and (iii) distributions received with respect to our interest in Iroquois, which we expect will generate sufficient cash to enable us to pay the minimum quarterly distributions on the common and subordinated units. These sources may not generate sufficient cash from operations following the establishment of cash reserves and payment of costs and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay the minimum quarterly distribution to our unitholders. The amount of cash we can distribute on our common and subordinated units is almost entirely dependent upon Cove Point’s ability to generate Net Operating Income, our pipelines’ ability to generate cash from operations and Iroquois’ ability to make distributions to its partners. Due to our relative lack of asset diversification, an adverse development at Cove Point, our pipelines or Iroquois would have a significantly greater impact on our financial condition and results of operations than if we maintained a more diverse portfolio of assets. Cove Point’s ability to make payments on the Preferred Equity Interest, our pipelines’ cash generated from operations and Iroquois’ ability to make distributions to its partners will depend on several factors beyond our control, some of which are described below.

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

If we do not make acquisitions on economically acceptable terms or fail to adequately integrate acquired assets, our future growth and our ability to increase distributions to our unitholders will be limited. Our ability to grow depends on our ability to make accretive acquisitions either from Dominion or third parties, such as the Questar Pipeline Acquisition and we may be unable to do so for any of the following reasons, without limitation:

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

The acquisitions we may make could adversely affect our business and cash flows. The acquisitions we may make involve potential risks, including:

•	An inability to integrate successfully the businesses that we acquire with our existing operations;
•	A decrease in our liquidity by using a significant portion of our available cash or borrowing capacity to finance the acquisition;
•	A substantial increase in our indebtedness and working capital requirements;
•	The assumption of unknown liabilities;
•	Limitations on rights to indemnity from the seller;
•	Mistaken assumptions about the cash generated, or to be generated, by the business acquired or the overall costs of equity or debt;
•	Incorrect assumptions about capital investments and required operating and maintenance expenditures;
•	The diversion of management’s attention from other business concerns; and
•	Unforeseen difficulties encountered in operating new business segments or in new geographic areas.

In connection with acquisitions, our capitalization and results of operations may change significantly, and our unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of our future funds and other resources.

Our level of indebtedness may increase and reduce our financial flexibility and ability to pay distributions. At December 31, 2016, we had the following outstanding indebtedness: $63.2 million under our $300.0 million credit facility with Dominion, $300.0 million under a term loan agreement and $435.0 million of senior and medium-term notes acquired in connection with the Questar Pipeline Acquisition. We may borrow under our $300.0 million credit facility with Dominion to pursue acquisitions and future organic growth opportunities, or to otherwise meet our financial needs. Although the credit facility does not contain any financial tests and covenants that we must satisfy as a condition to making distributions, we are required to pay any amounts then due and payable under such agreement prior to making any distributions to our unitholders, notwithstanding our stated cash distribution policy. Also, while such credit facility only contains limited representations, warranties and ongoing covenants consistent with other credit facilities made available by Dominion to certain of its other affiliates, we are required to obtain Dominion’s consent prior to creating any mortgage, security interest, lien or other encumbrance outside the ordinary course of business on any of our property, assets or revenues during the term of such agreement. Failure to obtain any such consent from Dominion in the future could have an adverse impact on our ability to implement our business strategies, generate revenues and pay distributions to our unitholders.

In connection with the Questar Pipeline Acquisition, we borrowed $300.0 million under a term loan agreement that matures in December 2019. Interest on the borrowed amount accrues at a variable rate determined based on our ratio of total debt to cash flow, and interest payments are due on a quarterly basis. Upon maturity of the term loan agreement, any amounts then due and payable will need to be paid before we are permitted to make distributions to our unitholders. The term loan agreement contains customary representations, warranties and covenants consistent with other debt arrangements made available to similarly situated borrowers. See Note 15 to the Consolidated Financial Statements for additional information.

In the future, we may incur additional significant indebtedness pursuant to other term loans, credit facilities or similar arrangements in order to make future acquisitions or to develop our assets. As amounts under any indebtedness we incur become due and payable, we expect that the instruments pursuant to which such indebtedness is incurred will require that we repay such amounts prior to making any distributions to our unitholders. We also expect that such instruments may contain financial tests and covenants that are not present in our credit facility with Dominion that we would need to satisfy as a condition to making distributions. Should we be unable to satisfy any such restrictions, we will be prohibited from making cash distributions to our unitholders notwithstanding our stated cash distribution policy.

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

In addition, borrowings under our credit facility with Dominion and the term loan agreement bear interest at variable rates. Additionally, credit facilities we or our subsidiaries may enter into in the future may bear interest at variable rates. If the interest rates on future credit facilities are tied to market interest rates and market interest rates increase, such variable-rate debt will create higher debt-service requirements, which could adversely affect our cash flow.

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

RISKS INHERENT IN OUR INVESTMENT IN COVE POINT

Cove Point’s revenue is generated by contracts with a limited number of customers, and Cove Point’s ability to generate cash required to make payments on the Preferred Equity Interest is substantially dependent upon the performance of these customers under their contracts. Cove Point provides service to approximately 30 customers, including the Storage Customers, marketers or end users and the Import Shippers. The three largest customers comprised approximately 90%, 90% and 93% of the total transportation and storage revenues for the years ended December 31, 2016, 2015 and 2014, respectively. Cove Point’s largest customer represented approximately 70%, 70% and 72% of such amounts in 2016, 2015 and 2014, respectively. Because Cove Point has a small number of customers, its contracts subject it to counterparty risk. The ability of each of Cove Point’s customers to perform its obligations to Cove Point will depend on a number of factors that are beyond our control. Cove Point’s future results and liquidity are substantially dependent upon the performance of these customers under their contracts, and on such customers’ continued willingness and ability to perform their contractual obligations. Cove Point is also exposed to the credit risk of any guarantor of these customers’ obligations under their respective agreements in the event that Cove Point must seek recourse under a guaranty. Any such credit support may not be sufficient to satisfy the obligations in the event of a counterparty default. In addition, if a controversy arises under an agreement resulting in a judgment in Cove Point’s favor where the counterparty has limited assets in the U.S. to satisfy such judgment, Cove Point may need to seek to enforce a final U.S. court judgment in a foreign tribunal, which could involve a lengthy process. Upon the expiration of Cove Point’s import contracts, we expect these contracts will not be renewed.

Cove Point’s contracts may become subject to termination or force majeure provisions under certain circumstances that, if triggered for any reason, could have an adverse effect on Cove Point and its ability to make payments on the Preferred Equity Interest. In the event any of Cove Point’s customers become entitled to terminate their further contractual obligations to Cove Point and exercise such right, such termination could have a material adverse effect on Cove Point’s business, financial condition, operating results, cash flow, liquidity and prospects, which could have an adverse impact on Cove Point’s ability to pay the Preferred Return Distributions.

Cove Point is not currently receiving any revenues under its export contracts, and the export contracts may be terminated by Export Customers if certain conditions precedent are not met or for other reasons. Cove Point’s agreements with the Export Customers, while executed, will not begin generating revenues for Cove Point prior to the completion of the Liquefaction Project. In addition, the Export Customers may become entitled to terminate, or be relieved from, their contractual obligations to Cove Point under certain circumstances, including: (i) failure of certain conditions precedent to be met or waived by specified dates; (ii) the occurrence and continuance of certain events of force majeure (including the loss of Non-FTA Authorization); (iii) delays in the commencement of commercial operations of the Liquefaction Project beyond specified time periods; and (iv) failure by Cove Point to satisfy its contractual obligations after any applicable cure periods. If such agreements were terminated, there can be no assurance that Cove Point will be able to replace such agreements on comparable terms. Our ability to effect such a replacement is dependent upon, among other things, the global market for LNG. The termination of, and failure to replace, the export contracts could have an adverse impact on Cove Point’s ability to pay the Preferred Return Distributions following the expiration of certain of its contracts with Statoil described below if Cove Point was unable to generate sufficient annual cash flows from other sources.

Cove Point’s existing revenue streams will be insufficient to pay the full amount of Preferred Return Distributions commencing May 1, 2017. Through December 31, 2016, Cove Point had 800,000 Dths/day of regasification and firm transportation capacity under contract with Statoil pursuant to an import contract. Cove Point currently has 277,650 Dths/day of such capacity under contract with Statoil. Statoil’s obligations under the import contract expire on May 1, 2017 in order to provide capacity to be utilized in connection with the Liquefaction Project. Following the expiration of this contract with Statoil, unless the Liquefaction Project is completed, Cove Point is not expected to generate annual cash flows sufficient to pay Preferred Return Distributions in full. In October 2016, we caused Cove Point to set aside a distribution reserve sufficient to pay two quarters of Preferred Return Distributions (and two quarters of similar distributions with respect to any other preferred equity interests in Cove Point). However, there can be no assurance that funds will be available or sufficient for such purpose or that Cove Point will have sufficient cash and undistributed Net Operating Income to permit it to continue to make Preferred Return Distributions after the expiration of the Statoil contracts.

Cove Point may be unable to complete the Liquefaction Project for a variety of reasons, some of which are outside of its control, and some of which are described below. In the event Cove Point is unable to complete the Liquefaction Project or if the export contracts are terminated and not replaced and, in either case, Cove Point does not have sufficient cash and Net Operating Income from other sources following the expiration of its import contract with Statoil referenced above, Cove Point will not be able to pay the Preferred Return Distributions and distributions with respect to any future preferred equity interests acquired by us. The inability of Cove Point to make Preferred Return Distributions could have a significant impact on our ability to pay distributions to our unitholders. Similarly, the inability of Cove Point to generate revenues sufficient to support the payment of distributions on additional preferred equity interests that may otherwise be made available to us could adversely impact our overall business plan and ability to generate stable and growing cash flows.

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

Any delay in completion of the Liquefaction Project may prevent Cove Point from commencing liquefaction operations when anticipated, which could cause a delay in the receipt of revenues therefrom, require Cove Point to pay damages to its customers, or in event of significant delays beyond certain time periods, permit either or both of Cove Point’s Export Customers to terminate their contractual obligations to Cove Point. As a result, any significant construction delay, whatever the cause, could have a material adverse effect on Cove Point’s operating results and its ability to make payments on the Preferred Equity Interest. In addition, the successful completion of the Lique-

faction Project is subject to the risk of cost overruns, which may make it difficult to finance the completion of the Liquefaction Project.

Cove Point is dependent on its contractors for the successful completion of the Liquefaction Project and may be unable to complete the Liquefaction Project on time. There is limited recent industry experience in the U.S. regarding the construction or operation of large-scale liquefaction facilities. The construction of the Liquefaction Project is confined within a limited geographic area and could be subject to delays, cost overruns, labor disputes and other factors that could adversely affect Cove Point’s financial performance or impair its ability to execute the business plan for the Liquefaction Project as scheduled. Timely and cost-effective completion of the Liquefaction Project in compliance with agreed-upon specifications is highly dependent upon the performance of Cove Point’s contractors pursuant to their agreements. Further, faulty construction that does not conform to Cove Point’s design and quality standards may also have a similar adverse effect. For example, improper equipment installation may lead to a shortened life of Cove Point’s equipment, increased operations and maintenance costs or a reduced availability or production capacity of the affected facility. The ability of Cove Point’s contractors to perform successfully under their agreements is dependent on a number of factors, including force majeure events and the contractors’ ability to:

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

Cove Point is dependent on Dominion to fund the costs necessary to construct infrastructure projects, including the Liquefaction Project. If Dominion is unwilling or unable to supply the funding necessary to complete infrastructure projects, Cove Point may be required to seek additional financing in the future and may not be able to secure such financing on acceptable terms. Cove Point began construction on the Liquefaction Project, which is estimated to cost approximately $4.0 billion, excluding financing costs. Cove Point also is currently constructing the Keys Energy Project, which is expected to cost approximately $40 million and be placed into service in March 2017. Additionally, in November 2016, Cove Point filed an application to request FERC authorization to construct the approximately $150 million Eastern Market Access Project. Construction on this project is expected to begin in the fourth quarter of 2017, and the project facilities are expected to be placed into service in late 2018.

To date, Dominion has funded development and construction costs associated with these expansion projects. Dominion has indicated that it intends to provide the funding necessary for the remaining construction costs and other capital expenditures of Cove Point, but it has no contractual obligation to do so and has not secured all of the funding necessary to cover these costs, as it intends to finance these costs as they are incurred using its consolidated operating cash flows in addition to proceeds from capital markets transactions. Cove Point’s existing revenue streams and cash reserves will be insufficient for it to complete these infrastructure projects. If Dominion is unwilling to provide funding for the remaining construction costs and other capital expenditures, or is unable to obtain such funding in the amounts required or on terms acceptable to Dominion, Cove Point would have to obtain additional funding from lenders, in the capital markets or through other third parties. Any such additional funding may not be available in the amounts required or on terms acceptable to Cove Point and Dominion Midstream. The failure to obtain any necessary additional funding could cause these expansion projects to be delayed or not be completed.

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

Some of the approvals for the construction of the Liquefaction Project may be subject to further conditions, review and/or revocation. Cove Point has received the required approvals to commence construction of the Liquefaction Project from the DOE, FERC and the Maryland Commission, which are subject to compliance with the applicable permit conditions. However, all DOE export licenses are subject to review and possible withdrawal should the DOE conclude that such export authorization is no longer in the public interest. The issuance of the FERC Order approving the Liquefaction Project was upheld by the D.C. Circuit. Cove Point does not know whether any existing or potential interventions or other actions by third parties will interfere with Cove Point’s ability to maintain such approvals, but loss of any material approval could have a material adverse effect on the construction or operation of the facility. In addition, the Liquefaction Project has been the subject of litigation in the past and could be the subject of litigation in the future. Failure to comply with regulatory approval conditions or an adverse ruling in any future litigation could adversely affect Cove Point’s operations, financial condition, and ability to make payments on the Preferred Equity Interest.

To maintain the cryogenic readiness of the Cove Point LNG Facility, Cove Point may need to purchase and process LNG. Cove Point needs to maintain the cryogenic readiness of the Cove Point LNG Facility when the terminal facilities are not being used by existing customers. Each year, one or two LNG cargos are procured and are billed to Cove Point’s Import Shippers pursuant to a cost recovery mechanism set forth in Cove Point’s FERC gas tariff. This cost recovery mechanism expired by its terms on December 31, 2016. Cove Point included such mechanism in its rate case filed in November 2016, but until such rate case is approved, there can be no assurance that a similar recovery mechanism will be available. Following the completion of the Liquefaction Project, the Cove Point LNG Facility will be a bi-directional facility, reducing the risk that it will not be used for either import or export, and the addition of liquefaction facilities, which can be used to liquefy any boil-off gas, is expected to reduce any need for Cove Point to procure LNG for cooling purposes. However, Cove Point may need to maintain or obtain funds necessary to procure LNG to maintain the cryogenic readiness of the Cove Point LNG Facility in the future, which could adversely impact its ability to make payments on the Preferred Equity Interest.

RISKS INHERENT IN OUR BUSINESS GENERALLY

We are dependent on contractors and regulators for the successful completion of infrastructure projects and may be unable to complete infrastructure projects within initially anticipated timing. Infrastructure projects have been announced and additional projects may be considered in the future. We compete for projects with companies of varying size and financial capabilities, including some that may have advantages competing for natural gas supplies. Commencing construction on announced and future projects may require approvals from applicable state and federal agencies. Projects may not be able to be completed on time as a result of weather conditions, delays in obtaining or failure to obtain regulatory approvals, delays in obtaining key materials, labor difficulties, difficulties with partners or potential partners, a decline in the credit strength of counterparties or vendors, or other factors beyond our control. Even if facility construction, pipeline, expansion and other infrastructure projects are completed, the total costs of the projects may be higher than anticipated and the performance of our business following completion of the projects may not meet expectations. Start-up and operational issues can arise in connection with the commencement of commercial operations at our facilities. Such issues may include failure to meet specific operating parameters, which may require adjustments to meet or amend these operating parameters. Additionally, we may not be able to timely and effectively integrate the projects into our operations and such integration may result in unforeseen operating difficulties or unanticipated costs. Further, regulators may disallow recovery of some of the costs of a project if they are deemed not to be prudently incurred. Any of these or other factors could adversely affect our ability to realize the anticipated benefits from the infrastructure projects.

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

Our business is exposed to customer credit risk, and we may not be able to fully protect ourselves against such risk. Our business is subject to the risks of nonpayment and nonperformance by our customers. We have in the past and expect to continue to undertake capital expenditures based on commitments from customers upon which we expect to realize a return. Nonperformance by our customers of those commitments or termination of those commitments resulting from our inability to timely meet our obligations could result in substantial losses to us. In addition, some of our customers, counterparties and suppliers may be highly leveraged and subject to their own operating and regulatory risks and, even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with such parties. Volatility in commodity prices might have an impact on many of our customers, which in turn could have a negative impact on their ability to meet their obligations to us. We manage our exposure to credit risk through credit analysis and monitoring procedures, and sometimes collateral, such as letters of credit, prepayments, liens on customer assets and guarantees. However, these procedures and policies cannot fully eliminate customer credit risk, and to the extent our policies and procedures prove to be inadequate, it could negatively affect our financial condition and results of operations.

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

We are subject to complex governmental regulation, including pipeline safety and integrity regulations, that could adversely affect our results of operations and subject us to monetary penalties. Our operations are subject to extensive federal, state and local regulation, including the NGPSA, and require numerous permits, approvals and certificates from various governmental agencies. Such laws and regulations govern the terms and conditions of the services we offer, our relationships with affiliates, protection of our critical infrastructure assets and pipeline safety, among other matters. Our businesses are subject to regulatory regimes which could result in substantial monetary penalties if we are found not to be in compliance.

Federal and state agencies frequently impose conditions on our activities. These restrictions have become more stringent over time and can limit or prevent the construction of new transmission or distribution pipelines and related facilities. For example, we are subject to regulation by the DOT under PHMSA, which has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. PHMSA non-compliance presents a risk due to significant legislative mandates and pending rulemaking. The most recent reauthorization of PHMSA included new provisions on historical records research, maximum-allowed operating pressure validation, use of automated or remote-controlled valves on new or replaced lines, increased civil penalties, and evaluation of expanding integrity management beyond high-consequence areas. PHMSA has not yet issued new rulemaking on most of these items. New laws or regulations, the revision or reinterpretation of existing laws or regulations, changes in enforcement practices of regulators, or penalties imposed for non-compliance with existing laws or regulations may result in substantial additional expense.

Our operations are also subject to a number of environmental laws and regulations that impose significant compliance costs on us, and existing and future environmental and similar laws and regulations could result in increased compliance costs or additional operating restrictions. Our operations and the Liquefaction Project and infrastructure projects are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, handling and disposal of hazardous materials and other wastes, and protection of natural resources and human health and safety. Many of these laws and regulations, such as the CAA, the CWA, the Oil Pollution Act of 1990, and the Resource Conservation and Recovery Act, as amended, and analogous state laws and regulations require us to commit significant capital toward permitting, emission fees, environmental monitoring, installation and operation of pollution control equipment and the purchase of emission allowances and/or offsets in connection with the construction and operations of facilities. Violation of these laws and regulations could lead to substantial liabilities, fines and penalties or to capital expenditures related to pollution control equipment that could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. Additionally, federal and state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment.

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

Any additional federal and/or state requirements imposed on energy companies mandating limitations on GHG emissions or requiring efficiency improvements, may adversely impact our business. There are potential impacts on our natural gas businesses as federal or state GHG legislation or regulations may require GHG emission reductions from the natural gas sector and could affect demand for natural gas. Several regions of the U.S. have moved forward with GHG emission regulations, such as in the Northeast. There are numerous other regulatory approaches currently in effect or being considered to address GHGs, including possible future regulation by the EPA, new federal or state legislation that may impose a carbon emissions tax or establish a cap-and-trade program, or U.S. treaty commitments. Additional regulation of air emissions, including GHGs, under the CAA may be imposed on the natural gas sector, including rules to limit methane gas emissions. For example, the EPA adopted regulations in May 2016 to regulate upstream methane emissions from oil and gas production. Compliance with GHG emission reduction requirements may require the retrofitting or replacement of equipment or could otherwise increase the cost to operate and maintain our facilities. Additionally, GHG requirements could result in increased demand for energy conservation and renewable products, which in turn could affect demand for natural gas.

Potential changes in accounting practices may adversely affect our financial results. We cannot predict the impact that future changes in accounting standards or practices may have on public companies in general, the energy industry or our operations specifically. New accounting standards could be issued that could change the way we record revenues, expenses, assets and liabilities. These changes in accounting standards could adversely affect earnings or could increase liabilities.

War, intentional acts and other significant events could adversely affect our operations or the construction of the Liquefaction Project and infrastructure projects. We cannot predict the impact that world hostility may have on the energy industry in general or on our business in particular, including the construction of the Liquefaction Project and infrastructure projects. Any retaliatory military strikes or sustained military campaign may affect our operations in unpredictable ways, such as changes in insurance markets and disruptions of fuel supplies and markets. In addition, our infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror. Furthermore, the phys-

ical compromise of our facilities could adversely affect our ability to manage our facilities effectively. Instability in financial markets as a result of terrorism, war, intentional acts, pandemic, credit crises, recession or other factors could result in a significant decline in the U.S. economy and increase the cost of insurance coverage, which could negatively impact our results of operations, financial condition and Cove Point’s ability to make payments on the Preferred Equity Interest or our ability to make distributions.

We are dependent upon our affiliates and their key personnel and employees, and we may not find a suitable replacement if the services agreements with DRS and other affiliates are terminated or such key personnel are no longer available to us, which would materially and adversely affect us. We are managed and operated by the Board of Directors and executive officers of Dominion Midstream GP, LLC, our general partner. We do not have any employees, nor does our general partner. All of the employees that conduct our business are employed by affiliates, and our general partner secures the personnel necessary to conduct our operations through its services agreement with DRS. Our executive officers and the employees that conduct our business may have conflicts in allocating their time and services among us and our affiliates. Although our Board of Directors has control over our executive officers, we have no authority over the individual employees. Accordingly, we are reliant upon, and our success depends upon, our affiliates’ personnel and services. The failure of any of our affiliates’ key personnel to service our business with the requisite time and dedication, the departure of such personnel from our affiliates or the failure of our affiliates to attract and retain key personnel would each materially and adversely affect our ability to conduct our business. Furthermore, if any of the services agreements with DRS or other affiliates are terminated and suitable replacements for such entities are not secured in a timely manner or at all, we would likely be unable to conduct our business, which would materially and adversely affect us.

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

Certain of our operations are subject to FERC’s rate-making policies, which could limit our ability to recover the full cost of operating our assets, including earning a reasonable return, and have an adverse effect on Cove Point’s ability to make payments on the Preferred Equity Interest or our ability to make distributions. We are subject to extensive regulations relating to the jurisdictional rates we can charge for our natural gas regasification, storage and transportation services. FERC establishes both the maximum and minimum rates we can charge for jurisdictional services. The basic elements of rate-making that FERC considers are the costs of providing service, the volumes of gas being transported and handled, the rate design, the allocation of costs between services, the capital structure and the rate-of-return that a regulated entity is permitted to earn. The profitability of our business is dependent on our ability, through the rates that we are permitted to charge, to recover costs and earn a reasonable rate of return on our capital investment. FERC or our customers can challenge our existing jurisdictional rates, which we may be required to change should FERC find those rates to be unjust and unreasonable. Such a challenge could adversely affect our ability to maintain current revenue levels.

In November 2016, Cove Point filed a rate case with new jurisdictional rates effective January 1, 2017. This case is pending. DCG is subject to a rate moratorium which precludes DCG from filing a Section 4 NGA rate case to establish base rates that would be effective prior to January 1, 2018.

Upon filing a rate case, or when or if Cove Point, DCG, Questar Pipeline or Iroquois has to defend its rates in a proceeding commenced by a customer or FERC, it will be required, among other things, to support its rates, by showing that they reflect recovery of its costs plus a reasonable return on its investment, in accordance with cost of service ratemaking. In January 2016, FERC initiated an investigation, pursuant to Section 5 of the NGA, to determine whether the rates currently charged by Iroquois are just and reasonable. Iroquois filed a settlement reducing its rates that was accepted by FERC in October 2016.

In addition, as part of our obligations to support rates, we are required to establish the inclusion of an income tax allowance in our cost of service as just and reasonable. On December 15, 2016, FERC issued a Notice of Inquiry requesting energy industry input on how FERC should address income tax allowances in cost-based rates proposed by pipeline companies organized as part of a MLP. FERC’s current policy permits pipelines and storage companies to include a tax allowance in the cost-of-service used as the basis for calculating their regulated rates. For pipelines and storage companies owned by partnerships or limited liability companies, the current tax allowance policy reflects the actual or potential income tax liability on the FERC jurisdictional income attributable to all partnership or limited liability company interests if the ultimate owner of the interest has an actual or potential income tax liability on such income. FERC issued the Notice of Inquiry in response to a remand from the U.S. Court of Appeals for the D.C. Circuit in United Airlines v. FERC, in which the court determined that FERC had not justified its conclusion that an oil pipeline organized as a partnership would not “double recover” its taxes under the current policy by both including a tax allowance in its cost-based rates and earning a return on equity calculated on a pre-tax basis. We cannot predict whether FERC will successfully justify its conclusion that there is no double recovery of taxes under these circumstances or whether FERC will modify its current policy on either income tax allowances or return on equity calculations for pipeline companies organized as part of a MLP. However, any modification that reduces or eliminates an income tax allowance for pipeline companies organized as a part of a MLP or decreases the return on equity for such pipelines could result in an adverse impact on our revenues associated with the transportation and storage services we provide pursuant to cost-based rates. Some entities have authority to charge market-based rates and therefore this tax allowance issue does not affect the rates that they charge their customers.

An adverse determination by FERC with respect to our open access rates could have a material adverse effect on our revenues, earnings and cash flows and Cove Point’s ability to make payments on the Preferred Equity Interest or our ability to make distributions.

If the corporate tax rate is reduced from current levels, FERC may initiate rate filings for any or all of our jurisdictional pipeline entities. A lower statutory tax rate may result in a reduction in rates that our pipeline entities are allowed to charge customers and a corresponding reduction in our revenues and cash flows. As a pass-through entity, we are not subject to entity-level taxation, and thus would not experience a corresponding reduction in our cash expenses.

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

The Board of Directors of our general partner may modify or revoke our cash distribution policy at any time at its discretion. Our partnership agreement does not require us to pay any distributions at all on our common and subordinated units. The Board of Directors of our general partner adopted a cash distribution policy pursuant to which we intend to make quarterly distributions on all of our units to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. However, the Board of Directors of our general partner may change such policy at any time at its discretion and could elect not to pay distributions for one or more quarters.

In addition, our partnership agreement does not require us to pay any distributions at all on our common and subordinated units. Accordingly, investors are cautioned not to place undue reliance on the permanence of such a policy in making an investment decision. Any modification or revocation of our cash distribution policy could substantially reduce or eliminate the amounts of distributions to our common and subordinated unitholders. The amount of distributions we make, if any, and the decision to make any distribution at all will be determined by the Board of Directors of our general partner, whose interests may differ from those of our common unitholders. Our general partner has limited duties to our unitholders, which may permit it to favor its own interests or the interests of Dominion to the detriment of our common unitholders.

Our general partner intends to limit its liability regarding our obligations. Our general partner intends to limit its liability under contractual arrangements between us and third parties so that the counterparties to such arrangements have recourse only against our assets, and not against our general partner or its assets. Our general partner may therefore cause us to incur indebtedness or other obligations that are nonrecourse to our general partner. Our partnership agreement provides that any action taken by our general partner to limit its liability is not a breach of our general partner’s duties, even if we could have obtained more favorable terms without the limitation on liability. In addition, we are obligated to reimburse or indemnify our general partner to the extent that it incurs obligations on our behalf. Any such reimbursement or indemnification payments would reduce the amount of cash otherwise available for distribution to our common and subordinated unitholders.

We expect to distribute a significant portion of our distributable cash flow to our partners, which could limit our ability to grow and make acquisitions. We plan to distribute most of our distributable cash flow, which may cause our growth to proceed at a slower pace than that of businesses that reinvest their cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the cash that we have available to distribute to our common and subordinated unitholders.

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

Our partnership agreement restricts the remedies available to holders of our units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty. Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement provides that:

•	Whenever our general partner makes a determination or takes, or declines to take, any other action in its capacity as our general partner, our general partner generally is required to make such determination, or take or decline to take such other action, in good faith, and will not be subject to any higher standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;
•	Our general partner and its officers and directors will not be liable for monetary damages or otherwise to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that such losses or liabilities were the result of conduct in which our general partner or its officers or directors engaged in bad faith, meaning that they believed that the decision was adverse to the interest of Dominion Midstream or, with respect to any criminal conduct, with knowledge that such conduct was unlawful; and
•	Our general partner will not be in breach of its obligations under the partnership agreement or its duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is:
(1)	Approved by the Conflicts Committee, although our general partner is not obligated to seek such approval; or
(2)	Approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner and its affiliates, and the Series A Preferred Units voting together as a single class.

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

Our Series A Preferred Units have rights, preferences and privileges that are not held by, and are preferential to the rights of, holders of our common units. Our Series A Preferred Units rank senior to all of our other classes or series of equity securities with respect to distribution rights. These preferences may adversely affect the market price for our common units, or could make it more difficult for us to sell our common units in the future.

In addition, distributions on the Series A Preferred Units accrue and are cumulative. Our obligation to pay distributions on our Series A Preferred Units or on the common units issued following the conversion of such Series A Preferred Units, may impact our liquidity and reduce the amount of cash flow available for working capital, capital expenditures, growth opportunities, acquisitions and other general partnership purposes. Our obligations to the holders of Series A Preferred Units could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition.

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

Even if holders of our common units are dissatisfied, they cannot initially remove our general partner without its consent. If our unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. Unitholders are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units and Series A Preferred Units voting together as a single class is required to remove our general partner. At December 31, 2016, Dominion owned an aggregate of 47.7% of our limited partner interest. In addition, any vote to remove our general partner during the subordination period must provide for the election of a successor general partner by the holders of a majority of the common units and a majority of the subordinated units, voting as separate classes. This will provide Dominion the ability to prevent the removal of our general partner.

Our general partner interest or the control of our general partner may be transferred to a third party without unitholder consent. A change of control may result in default under our term loan agreement. Our general partner may transfer its general partner interest to a third party without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of the owner of our general partner to transfer its membership interests in our general partner to a third party. The new owner of our general partner would then be in a position to replace the Board of Directors and executive officers of our general partner with its own designees and thereby exert significant control over the decisions taken by the Board of Directors and executive officers of our general partner. This effectively permits a change of control without the vote or consent of the unitholders. In addition, a change of control would constitute an event of default under our term loan agreement. During the continuance of an event of default under our term loan agreement, the administrative agent may declare all amounts payable by us immediately due and payable. In addition, holders of our Series A Preferred Units are entitled to certain conversion and redemption rights upon a change in control.

The IDRs may be transferred to a third party without unitholder consent. Our general partner may transfer the IDRs to a third party at any time without the consent of our unitholders. If our general partner transfers the IDRs to a third party, our gen-

eral partner would not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time. For example, a transfer of IDRs by our general partner could reduce the likelihood of Dominion accepting offers made by us relating to assets owned by Dominion, as it would have less of an economic incentive to grow our business, which in turn would impact our ability to grow our asset base.

Our general partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price. If at any time our general partner and its affiliates own more than 80% of the outstanding common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the limited call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from causing us to issue additional common units and then exercising its limited call right.

If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. At December 31, 2016, Dominion owned an aggregate of 50.9% of our common and subordinated units.

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

There are no limitations in our partnership agreement on our ability to issue units ranking senior to the common units or equal to our Series A Preferred Units. In accordance with Delaware law and the provisions of our partnership agreement, we may issue additional partnership interests that are senior to the common units in right of distribution, liquidation and voting. The issuance by us of units of senior rank to our common units may (i) reduce or eliminate the amount of distributable cash flow to our common unitholders; (ii) diminish the relative voting strength of the total common units outstanding as a class; or (iii) further subordinate the claims of the common unitholders to our assets in the event of our liquidation.

The market price of our common units could be adversely affected by sales of substantial amounts of our common units or Series A Preferred Units in the public or private markets, including sales by Dominion or other large holders. At December 31, 2016, Dominion held 18,504,628 common units, 11,365,628 Series A Preferred Units and 31,972,789 subordinated units. All of the subordinated units will convert into common units on a one-for-one basis at the end of the subordination period.

Our Series A Preferred Units are convertible into common units on a one-for-one basis, subject to certain limitations and adjustments and subject to certain minimum conversion amounts, (i) in whole or in part at the option of the holders of the Series A Preferred Units any time after December 1, 2018 or prior to a liquidation of Dominion Midstream or (ii) in whole or in part at our option any time after December 1, 2019 under certain circumstances. In addition, the holders of our Series A Preferred Units are entitled to certain conversion and redemption rights upon a change of control. In certain circumstances and subject to certain limitations, we may be permitted to issue common units in lieu of cash to satisfy redemption prices with respect to the Series A Preferred Units. The number of units issued for such payments will be determined based on the value of our common units and the specified premium set forth in our partnership agreement for conversion or redemption of the Series A Preferred Units in certain circumstances, and could be substantial, especially during periods of significant declines in market prices of our common units. If a substantial portion of our subordinated units or Series A Preferred Units are converted into common units or if we issued a substantial number of common units in lieu of cash to satisfy redemption prices with respect to the Series A Preferred Units, common unitholders could experience significant dilution.

Sales by Dominion or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to Dominion and the purchasers of our common units and Series A Preferred Units under the Private Placement Agreement. Under our partnership agreement, our general partner and its affiliates have registration rights relating to the offer and sale of any units that they hold. In addition, under the Private Placement Agreement, the purchasers and their assignees have registration rights with respect to (i) the common units purchased thereunder and (ii) the common units issuable upon conversion of the Series A Preferred Units they hold. Alternatively, we may be required to undertake a future public or private offering of common units and use the net proceeds from such offering to redeem an equal number of common units held by Dominion.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our units. Our partnership agreement restricts unitholders’ voting rights by providing that any units held by a person or group that owns 20% or more of any class of units then outstanding, other than our general partner and its affiliates, their transferees and persons who acquired such units with the prior approval of the Board of Directors of our general partner, cannot vote on any matter.

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

TAX RISKS TO UNITHOLDERS

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes and not being subject to a material amount of entity-level taxation. If the IRS were to treat us as a corporation for federal income tax purposes, or if we were to become subject to entity-level taxation for state tax purposes, then our cash available for distribution to unitholders would be substantially reduced. The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes.

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

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate and would likely pay state income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for U.S. federal, state, local, or foreign income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law or interpretation on us. At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. Currently, we own assets and conduct business in states that impose margin or franchise taxes. In the future, we may expand our operations. Imposition of a similar tax on us in other jurisdictions to which we expand could substantially reduce our cash available for distribution to our unitholders.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes, or differing interpretations, possibly applied on a retroactive basis. The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative, or judicial action, changes or differing interpretations at any time. From time to time, members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the “qualifying income” exception upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any such changes or other proposals will ultimately be enacted. Any similar future legislative changes could negatively impact the value of an investment in our units.

In addition, in January 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the IRC were published in the Federal Register. We do not believe these final regulations affect our ability to be treated as a partnership for U.S. federal income tax purposes.

If the IRS were to contest the U.S. federal income tax positions we take, the market for our common units could be adversely impacted, and the cost of any IRS contest would reduce our cash available for distribution to our unitholders. We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. Additionally, the costs of any contest between us and the IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.

If the IRS makes audit adjustments to our income tax returns for taxable years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced. Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. Under our limited partnership agreement, our general partner is permitted to make elections under the new rules to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised Schedule K-1 to each unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

Our unitholders are required to pay taxes on their share of our income even if they do not receive any cash distributions from us. Our unitholders are required to pay U.S. federal income taxes and, in some cases, state and local income taxes, on their share of our taxable income, whether or not they receive cash distributions from us. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, our unitholders may be allocated taxable income and gain resulting from the sale and our cash available for distribution would not increase. Similarly, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result in “cancellation of indebtedness income” being allocated to our unitholders as taxable income without any increase in our cash available for distribution. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

Tax gain or loss on the disposition of our common units could be more or less than expected. If our unitholders sell their common units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of our unitholders’ allocable share of our net taxable income decrease the tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the units sold will, in effect, become taxable income to our unitholders if they sell such units at a price greater than their tax basis in those units, even if the price received is less than the original cost. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if our unitholders sell their common units, they may incur a tax liability in excess of the amount of cash received from the sale.

A substantial portion of the amount realized from the sale of units, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. Thus, our unitholders may recognize both ordinary income and capital loss from the sale of units if the amount realized on a sale is less than their adjusted basis in the units. Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which our unitholders sell their units, they may recognize ordinary income from our allocations of income and gain prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them. Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts, and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to them. Allocations and distributions to non-U.S. persons are subject to withholding taxes imposed at the highest effective tax rate applicable to such non-U.S. persons, and each non-U.S. person will be required to file U.S. federal tax returns and pay tax on their share of our taxable income. Any tax-exempt entity or non- U.S. person, should consult their tax advisor before investing in our common units.

We treat each purchaser of our common units as having the same tax benefits without regard to the common units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units. Because we cannot match transferors and transferees of our common units, and for other reasons, we have adopted depreciation and amortization positions that may not conform to all aspects of the provisions of the IRC of 1986, as amended, or existing and proposed Treasury regulations thereunder. Our counsel is unable to opine as to the validity of this approach. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from a sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month (the Allocation Date), instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders. We generally allocate certain deductions for depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets and, in the discretion of the general partner, any other extraordinary item of income, gain, loss, or deduction based upon the ownership on the Allocation Date. The U.S. Department of the Treasury has adopted final Treasury Regulations allowing a similar monthly simplifying convention but, the regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we could be required to change the allocation of items of income, gain, loss, and deduction among our unitholders.

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

We may adopt certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, which could adversely affect the value of our common units. In determining the items of income, gain, loss and deduction allocable to our unitholders, we must routinely determine the fair market value of our assets. Although we may, from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our assets. The IRS may challenge our valuation methods and the resulting allocations of income, gain, loss and deduction. A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss allocated to our unitholders. It also could affect the timing and amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the constructive termination of our partnership for U.S. federal income tax purposes. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. On December 31, 2016, Dominion owned 50.9% of our common and subordinated interests and 37.5% of our convertible preferred interests. Therefore, a transfer by Dominion of all or a portion of its interests in us could, in conjunction with the trading of common units held by the public, result in a constructive termination of our partnership for U.S. federal income tax purposes.

Our constructive termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one calendar year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than the calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in taxable income for the unitholder’s taxable year that includes our termination. Our constructive termination would not affect our classification as a partnership for U.S. federal income tax purposes, but it would result in our being treated as a new partnership for U.S. federal income tax purposes following the termination. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred. The IRS has announced a relief procedure whereby, if a publicly traded partnership that has constructively terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the two short tax periods included in the year in which the termination occurs.

Our unitholders will likely be subject to state and local taxes and return filing requirements in jurisdictions where they do not live as a result of investing in our common units. In addition to U.S. federal income taxes, unitholders are subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if unitholders do not live in any of those jurisdictions. Unitholders will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We currently own assets and conduct business in multiple states, most of which currently impose a personal income tax on individuals, corporations and other entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states or foreign jurisdictions that impose income or similar taxes on nonresident individuals. It is each unitholder’s responsibility to file all U.S. federal, foreign, state and local tax returns. Our counsel has not rendered an opinion on the state or local tax consequences of investment in our common units.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2016, Dominion Midstream’s assets consisted primarily of its preferred equity interest in Cove Point, the physical properties owned by DCG and Questar Pipeline and its noncontrolling partnership interest in Iroquois. These physical properties are described in Item 1. Business, which description is incorporated herein by reference.

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

See Notes 12 and 18 to the Consolidated Financial Statements and Future Issues and Other Matters in Item 7. MD&A, which information is incorporated herein by reference, for discussion of various environmental and other regulatory proceedings to which Dominion Midstream is a party or by which its interests may be affected.

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

At January 31, 2017, there were approximately 10 holders of record of our common units. There is no established public trading market for our subordinated units, all of which are held by Dominion. Cash distributions were paid quarterly in 2016. Quarterly information concerning unit price and distributions is disclosed in Note 24 and Note 5, respectively, to the Consolidated Financial Statements, which information is incorporated herein by reference.

The following table presents certain information with respect to Dominion Midstream’s purchase of its own common units during the fourth quarter of 2016:

DOMINION MIDSTREAM PURCHASES OF COMMON UNITS

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased under the Plans or Programs
10/1/2016-10/31/2016	—	$—	—	—
11/1/2016-11/30/2016	—	—	—	—
12/1/2016-12/31/2016(1)	6,656,839	25.1	—	—
Total	6,656,839	$25.1	—	—

(1)	In December 2016, as part of the Questar Pipeline Acquisition, Dominion Midstream repurchased 6,656,839 of its common units from Dominion.

DISTRIBUTIONS OF AVAILABLE CASH

Our partnership agreement provides that our general partner will make a determination as to whether to make a distribution, but our partnership agreement does not require us to pay distributions at any time or in any amount. Instead, the Board of Directors of our general partner adopted a cash distribution policy effective as of the Offering which set forth our general partner’s intention with respect to the distributions to be made to unitholders. We cannot pay any distributions on any junior securities, including any of the common units, subordinated units or IDRs, prior to paying the quarterly distribution payable to the Series A Preferred Units, including any previously accrued and unpaid distributions.

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

Intent to Distribute the Minimum Quarterly Distribution

Pursuant to our cash distribution policy, within 60 days after the end of each quarter, we intend to distribute to the holders of common and subordinated units on a quarterly basis at least the minimum quarterly distribution of $0.1750 per unit, or $0.70 per unit on an annualized basis, to the extent we have sufficient cash after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. The Board of Directors of our general partner may change the foregoing distribution policy at any time and from time to time, and even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner. Our partnership agreement does not contain a requirement for us to pay distributions to our unitholders, and there is no guarantee that we will pay the minimum quarterly distribution, or any distribution, on the units in any quarter. However, our partnership agreement does contain provisions intended to motivate our general partner to make steady, increasing and sustainable distributions over time. We cannot pay any distributions on any junior securities, including any of the common units, subordinated units and the IDRs, prior to paying the quarterly distribution payable to holders of the Series A Preferred Units, including any previously accrued and unpaid distributions. Please see Note 15 and Note 20 to the Consolidated Financial Statements for a discussion of the provisions included in our term loan agreement and credit facility with Dominion, respectively, that may restrict our ability to make distributions.

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

Year Ended December 31,	2016	2015	2014(1)	2013 (Predecessor)	2012 (Predecessor)
(millions, except per unit amounts)
Operating revenue	$441.3	$369.6	$313.3	$343.5	$293.0
Net income including noncontrolling interest and predecessors	229.7	196.5	106.9	109.4	97.2
Net income including noncontrolling interest	224.2	194.2	26.3
Net income attributable to partners	106.4	72.5	9.5
Net income per limited partner unit (basic and diluted):
Common units	1.30	1.08	0.15
Subordinated units	1.17	1.00	0.15
Cash distribution declared per common and subordinated unit	0.9680	0.7760	0.1389
Total assets	7,186.9	4,125.2	2,258.4	1,498.2	1,213.5
Long-term debt	729.9	300.8	—	—	—

(1)	The selected income statement and cash flow data for the year ended December 31, 2014, consists of the consolidated results of Dominion Midstream for the period from October 20, 2014 through December 31, 2014, and the results of our Predecessor for the period from January 1, 2014, through October 19, 2014.

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

We make forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to differ materially from predicted results. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other factors may cause actual results to differ materially from those indicated in any forward-looking statement. These factors include but are not limited to:

•	Unusual weather conditions and their effect on energy sales to customers and energy commodity prices;
•	Extreme weather events and other natural disasters, including, but not limited to, hurricanes, severe storms, earthquakes and flooding that can cause outages and property damage to facilities;
•	Federal, state and local legislative and regulatory developments, including changes in federal and state tax laws and regulations;
•	Changes to federal, state and local environmental laws and regulations, including those related to climate change, the tightening of emission or discharge limits for GHGs and other emissions, more extensive permitting requirements and the regulation of additional substances;
•	The cost of environmental compliance, including those costs related to climate change;
•	Changes in implementation and enforcement practices of regulators relating to environmental and safety standards and litigation exposure for remedial activities;
•	Difficulty in anticipating mitigation requirements associated with environmental and other regulatory approvals;
•	Fluctuations in energy-related commodity prices and the effect these could have on our earnings, liquidity position and the underlying value of our assets;
•	Counterparty credit and performance risk;
•	Employee workforce factors;
•	Risks of operating businesses in regulated industries that are subject to changing regulatory structures;
•	The ability to negotiate, obtain necessary approvals and consummate acquisitions from Dominion and third parties and the impacts of such acquisitions;
•	Receipt of approvals for, and timing of, closing dates for acquisitions;
•	The timing and execution of our growth strategy;
•	Risks associated with entities in which we share ownership and control with third parties, including risks that result from our lack of sole decision making authority, or reliance on the financial condition of third parties, disputes that may arise between us and third party participants, difficulties in exiting these arrangements, requirements to contribute additional capital, the timing and amount of which may not be within our control, and rules for accounting for these entities including those requiring their consolidation or deconsolidation in our financial statements;
•	Political and economic conditions, including inflation and deflation;
•	Domestic terrorism and other threats to our physical and intangible assets, as well as threats to cybersecurity;
•	The timing and receipt of regulatory approvals necessary for planned construction or any future expansion projects, including the overall development of the Liquefaction Project, and compliance with conditions associated with such regulatory approvals;
•	Changes in demand for our services, including industrial, commercial and residential growth or decline in our service areas, changes in supplies of natural gas delivered to our pipeline systems, failure to maintain or replace customer contracts on favorable terms, changes in customer growth or usage patterns, including as a result of energy conservation programs and the availability of energy efficient devices;
•	Additional competition in industries in which we operate;
•	Changes to regulated gas transportation and storage rates collected by us;
•	Changes in operating, maintenance and construction costs;
•	Adverse outcomes in litigation matters or regulatory proceedings;
•	The impact of operational hazards, including adverse developments with respect to pipeline and plant safety or integrity, equipment loss, malfunction or failure, operator error, and other catastrophic events;
•	The inability to complete planned construction, conversion or expansion projects, including the Liquefaction Project, at all, or within the terms and time frames initially anticipated;
•	Contractual arrangements to be entered into with or performed by our customers substantially in the future, including any revenues anticipated thereunder and any possibility of termination and inability to replace such contractual arrangements;
•	Capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;
•	Fluctuations in interest rates and increases in our level of indebtedness;
•	Changes in availability and cost of capital;

•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies; and
•	Conflicts of interest with Dominion and its affiliates.

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

PARTNERSHIP OVERVIEW

We are a growth-oriented Delaware limited partnership formed on March 11, 2014 by Dominion to initially own the Preferred Equity Interest and the general partner interest in Cove Point, which owns LNG import, storage, regasification and transportation assets. We expect that our relationship with Dominion, which has substantial additional midstream assets, should provide us the opportunity over time to grow a portfolio of natural gas terminaling, processing, storage, transportation and related assets. The Preferred Equity Interest is a perpetual, non-convertible preferred equity interest entitled to Preferred Return Distributions so long as Cove Point has sufficient cash and undistributed Net Operating Income (determined on a cumulative basis from the closing of the Offering) from which to make Preferred Return Distributions. Preferred Return Distributions will be made on a quarterly basis and will not be cumulative. Until the Liquefaction Project is completed, Cove Point is prohibited from making a distribution on its common equity interests until it has a distribution reserve sufficient to pay two quarters of Preferred Return Distributions. The distribution reserve was fully funded in October 2016. The Preferred Equity Interest is also entitled to receive Additional Return Distributions, and should benefit from the expected increased cash flow and income associated with the Liquefaction Project upon completion. We expect the Preferred Equity Interest to have limited exposure to the capital expenditure requirements associated with the future expansion of the Cove Point Facilities, as Dominion, although it is under no obligation to do so, has indicated that it intends to provide such funding. Our results of operations and financial condition will be dependent on the performance of Cove Point, and we believe that the discussion and analysis of Cove Point’s financial condition and operations is important to our unitholders.

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

On December 1, 2016, Dominion Midstream acquired from Dominion all of the issued and outstanding membership interests of Questar Pipeline. Questar Pipeline owns and operates nearly

2,200 miles of interstate natural gas pipelines and 18 transmission and storage compressor stations in the western U.S. providing natural gas transportation and underground storage services in Utah, Wyoming and Colorado.

Business Strategy

Dominion Midstream’s primary business objective is to generate stable and growing cash flows, which will enable it to maintain and increase cash distributions per unit over time. We intend to accomplish this objective by executing the following strategies:

•	Pursue accretive acquisitions from Dominion. We intend to seek opportunities to expand our initial asset base primarily through accretive acquisitions from Dominion. In connection with the Offering, Dominion granted us a right of first offer with respect to any future sale of its common equity interests in Cove Point, and we may also acquire newly issued common or additional preferred equity interests in Cove Point. Furthermore, Dominion granted us a right of first offer with respect to any future sale of its indirect ownership interest in Blue Racer, which is a midstream company focused on the Utica Shale formation, and its indirect ownership interest in Atlantic Coast Pipeline, which is a limited liability company focused on constructing a natural gas pipeline running from West Virginia through Virginia to North Carolina. Dominion is under no obligation to sell these interests, nor are we obligated to purchase such interests. We believe Dominion will offer us opportunities to acquire other midstream assets that it may acquire or develop in the future or that it currently owns. We believe that Dominion’s economic relationship with us incentivizes it to offer us acquisition opportunities, although it is under no obligation to do so nor are we obligated to make any such acquisitions.
•	Pursue third party acquisitions and organic growth opportunities. We also intend to grow our business by pursuing strategic acquisitions from third parties and, as we acquire additional assets, future organic growth opportunities at those acquired assets. Our third-party growth strategy will include assets both within the existing geographic footprint of Dominion’s natural gas-related businesses and potentially in new areas.
•	Focus on long-term stable cash flows. We intend to pursue future growth opportunities, whether through our relationship with Dominion, third-party acquisitions or organic growth opportunities, that provide long-term, stable cash flows.
•	Capitalize on Dominion’s midstream experience in the Utica and Marcellus Shale formations. We intend to capitalize on Dominion’s midstream experience in the Utica and Marcellus Shale formations. Dominion’s experience in these shale formations, as well as its extensive footprint, could potentially provide significant growth opportunities.

INITIAL PUBLIC OFFERING

On October 15, 2014, Dominion Midstream’s common units began trading on the NYSE under the ticker symbol “DM.” On October 20, 2014, Dominion Midstream closed the Offering of 20,125,000 common units to the public at a price of $21.00 per common unit, which included a 2,625,000 common unit over-allotment option that was exercised in full by the underwriters.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

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

BASIS OF PRESENTATION

The contribution by Dominion to Dominion Midstream of the general partner interest in Cove Point and a portion of the Preferred Equity Interest is considered to be a reorganization of entities under common control. As a result, Dominion Midstream’s basis is equal to Dominion’s cost basis in the general partner interest in Cove Point and a portion of the Preferred Equity Interest. As discussed in Note 14 to the Consolidated Financial Statements, Dominion Midstream is the primary beneficiary of, and therefore consolidates, Cove Point. As such, Dominion Midstream’s investment in the Preferred Equity Interest and Cove Point’s preferred equity interest are eliminated in consolidation. Dominion’s retained common equity interest in Cove Point is reflected as noncontrolling interest.

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

The DCG Acquisition is considered to be a reorganization of entities under common control. As a result, Dominion Midstream’s basis in DCG is equal to Dominion’s cost basis in the assets and liabilities of DCG. On April 1, 2015, DCG became a wholly-owned subsidiary of Dominion Midstream and is therefore consolidated by Dominion Midstream. The accompanying financial statements and related notes include the historical results and financial position of DCG beginning January 31, 2015, the inception date of common control.

The Questar Pipeline Acquisition is considered to be a reorganization of entities under common control. As a result, Dominion Midstream’s basis in Questar Pipeline is equal to

Dominion’s cost basis in the assets and liabilities of Questar Pipeline. On December 1, 2016, Questar Pipeline became a wholly-owned subsidiary of Dominion Midstream and is therefore consolidated by Dominion Midstream. The accompanying financial statements and related notes have been retrospectively adjusted to include the historical results and financial position of Questar Pipeline beginning September 16, 2016, the inception date of common control.

The financial statements for all years presented include costs for certain general, administrative and corporate expenses assigned by DRS, DCGS (Dominion Payroll prior to January 1, 2016) or QPC Services Company to Dominion Midstream and Cove Point on the basis of direct and allocated methods in accordance with Dominion Midstream’s services agreements with DRS, DCGS (Dominion Payroll prior to January 1, 2016) and QPC Services Company and Cove Point’s services agreement with DRS. Where costs incurred cannot be determined by specific identification, the costs are allocated based on the proportional level of effort devoted by DRS, DCGS (Dominion Payroll prior to January 1, 2016) or QPC Services Company resources that is attributable to the entities, determined by reference to number of employees, salaries and wages and other similar measures for the relevant DRS, DCGS (Dominion Payroll prior to January 1, 2016) or QPC Services Company service. Management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses are reasonable. Nevertheless, the Consolidated Financial Statements prior to the Offering may not include all of the actual expenses that would have been incurred had we been a stand-alone publicly traded partnership during the periods presented, and may not reflect our actual results of operations, financial position and cash flows had we been a stand-alone publicly traded partnership during the periods prior to the Offering.

HOW WE EVALUATE OUR OPERATIONS

Dominion Midstream management uses a variety of financial metrics to analyze our performance. These metrics are significant factors in assessing our operating results and include: (1) EBITDA; (2) Adjusted EBITDA; and (3) distributable cash flow.

EBITDA, Adjusted EBITDA and Distributable Cash Flow

EBITDA represents net income including noncontrolling interest and predecessors before interest and related charges, income tax and depreciation and amortization. Adjusted EBITDA represents EBITDA after adjustment for the EBITDA attributable to predecessors and a noncontrolling interest in Cove Point held by Dominion subsequent to the Offering, less income from equity method investees, plus distributions from equity method investees. Subsequent to the Questar Pipeline Acquisition, we define distributable cash flow as Adjusted EBITDA less distributions to preferred unitholders, maintenance capital expenditures and interest expense and adjusted for known timing differences between cash and income.

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

FACTORS IMPACTING COMPARABILITY OF OUR FINANCIAL RESULTS

Our historical results of operations and cash flows for the periods presented may not be comparable, either from period to period, or going forward, principally for the following reasons:

Questar Pipeline Acquisition

In October 2016, Dominion Midstream, following approval by the Conflicts Committee of Dominion Midstream GP, LLC, its general partner, entered into the Questar Pipeline Contribution Agreement to acquire Questar Pipeline from Dominion. Upon closing of the agreement in December 2016, Dominion Midstream became the owner of all of the issued and outstanding membership interests of Questar Pipeline in exchange for consideration consisting of 6,656,839 common units, 11,365,628 Series A Preferred Units and cash of $822.7 million, $300.0 million of which was treated as a debt-financed distribution, for a total value of $1.29 billion. In addition, Questar Pipeline’s debt of $435.0 million remained outstanding. In connection with the financing of the Questar Pipeline Acquisition, Dominion Midstream issued 15,525,000 common units to the public in November 2016. Additionally, in December 2016, Dominion Midstream issued 5,990,634 common units and 18,942,714 Series A Preferred Units through a private placement and borrowed $300.0 million under a three-year term loan agreement. See Note 4 to the Consolidated Financial Statements for additional information regarding the Questar Pipeline Acquisition.

As a result of the transaction, Dominion Midstream owns 100% of the membership interests in Questar Pipeline and therefore consolidates Questar Pipeline in its financial statements. Because the contribution of Questar Pipeline by Dominion to Dominion Midstream is considered to be a reorganization of entities under common control, Questar Pipeline’s assets and liabilities were recorded in Dominion Midstream’s Consolidated Financial Statements at Dominion’s historical cost. Common control began on September 16, 2016, concurrent with Dominion’s acquisition of Dominion Questar.

Iroquois Rate Settlement

In October 2016, FERC issued an order approving a settlement reached between the parties in the Section 5 rate case initiated on Iroquois’ tariff rates. The settlement resulted in a reduction of Iroquois’ rates to be phased in from September 2016 through September 2018. As a result, Dominion Midstream’s equity method earnings from Iroquois are expected to decrease ratably during the phase-in period and ultimately by approximately 20% for 2019, excluding the effects of any growth projects. Dominion Midstream’s distributions received from Iroquois are expected to remain consistent with historical levels.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

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

Income Taxes

Federal and state income taxes are reflected on the historical financial statements of Cove Point. Dominion Midstream, as a pass-through entity, generally is not subject to income taxes and does not record any provision for income taxes in its Consolidated Financial Statements. Income taxes will not be included in future periods, except to the extent Dominion Midstream acquires interests in business activities that are conducted in states that impose income taxes on partnerships or if it were to acquire a controlling interest in an entity that is subject to income taxes. However, when Dominion Midstream acquires a controlling interest in a business from Dominion that had previously been subject to income taxes, the income taxes incurred by the business would be included in Dominion Midstream’s Consolidated Financial Statements for any period in which Dominion owned the controlling interest.

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

USE OF ESTIMATES IN GOODWILL IMPAIRMENT TESTING

At December 31, 2016, Dominion Midstream reported $819.2 million of goodwill on its Balance Sheet.

In April of each year, Dominion Midstream tests its goodwill for potential impairment, and performs additional tests more frequently if an event occurs or circumstances change in the interim that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The 2016, 2015 and 2014 annual tests and any interim tests did not result in the recognition of any goodwill impairment.

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

New Accounting Standards

See Note 3 to the Consolidated Financial Statements for a discussion of new accounting standards.

RESULTS OF OPERATIONS

Presented below are selected amounts related to Dominion Midstream’s results of operations:

Year Ended December 31,	2016	$ Change	2015	$ Change	2014
(millions)
Operating revenue	$441.3	$71.7	$369.6	$56.3	$313.3
Purchased gas	41.7	(12.9)	54.6	(5.0)	59.6
Net revenue	399.6	84.6	315.0	61.3	253.7
Other operations and maintenance	95.3	38.6	56.7	21.8	34.9
Depreciation and amortization	56.6	16.2	40.4	2.7	37.7
Other taxes	30.6	4.3	26.3	3.9	22.4
Earnings from equity method investees	23.0	16.4	6.6	6.6	—
Other income	3.2	2.2	1.0	1.0	—
Interest and related charges	7.3	6.7	0.6	0.6	—
Income tax expense	6.3	4.2	2.1	(49.7)	51.8
Net income including noncontrolling interest and predecessors	$229.7	$33.2	$196.5	$89.6	$106.9
Less: Predecessor income prior to initial public offering on October 20, 2014	—	—	—	(80.6)	80.6
Less: Net income attributable to DCG Predecessor	—	(2.3)	2.3	2.3	—
Less: Net income attributable to Questar Pipeline Predecessor	5.5	5.5	—	—	—
Net income including noncontrolling interest	224.2	30.0	194.2	167.9	26.3
Less: Net income attributable to noncontrolling interest	117.8	(3.9)	121.7	104.9	16.8
Net income attributable to partners	$106.4	$33.9	$72.5	$63.0	$9.5
EBITDA	$299.9	$60.3	$239.6	$43.2	$196.4
Adjusted EBITDA(1)	$125.8	$50.2	$75.6	$66.1	$9.5
Distributable cash flow(1)	$105.9	$34.3	$71.6	$62.0	$9.6

(1)	For 2014, represents amounts for the period from October 20, 2014 to December 31, 2014.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measure for each year.

Year Ended December 31,	2016	2015	2014
(millions)
Adjustments to reconcile net income including noncontrolling interest and predecessors to EBITDA and Adjusted EBITDA:
Net income including noncontrolling interest and predecessors:	$229.7	$196.5	$106.9
Add:
Depreciation and amortization	56.6	40.4	37.7
Interest and related charges	7.3	0.6	—
Income tax expense	6.3	2.1	51.8
EBITDA	$299.9	$239.6	$196.4
Distributions from equity method investees	25.1	2.6	—
Less:
Earnings from equity method investees	23.0	6.6	—
EBITDA attributable to Predecessor prior to initial public offering	—	—	157.5
EBITDA attributable to DCG Predecessor	—	5.7	—
EBITDA attributable to Questar Pipeline Predecessor	28.0	—	—
EBITDA attributable to noncontrolling interest	148.2	154.3	29.4
Adjusted EBITDA(1)	$125.8	$75.6	$9.5

(1)	For 2014, represents amounts for the period from October 20, 2014 to December 31, 2014.

The following table presents a reconciliation of distributable cash flow to the most directly comparable GAAP financial measure for each year.

Year Ended December 31,	2016	2015	2014
(millions)
Adjustments to reconcile net cash provided by operating activities to distributable cash flow:
Net cash provided by operating activities	$288.6	$243.5	$156.1
Less:
Cash attributable to Predecessor prior to initial public offering	—	—	119.5
Cash attributable to noncontrolling interest(1)	150.5	154.4	31.1
Cash attributable to DCG Predecessor(2)	—	10.4	—
Cash attributable to Questar Pipeline Predecessor(3)	19.7	—	—
Other changes in working capital and noncash adjustments	7.4	(3.1)	4.0
Adjusted EBITDA	125.8	75.6	9.5
Adjustments to cash(4):
Less: Distributions to preferred unitholders(5)	(3.2)	—	—
Plus: Deferred revenue(6)	5.0	8.0	—
Less: Amortization of regulatory liability(7)	(2.8)	(2.1)	—
Less: Maintenance capital expenditures(8)	(16.0)	(9.4)	—
Plus: Acquisition costs funded by Dominion	1.6	0.7	—
Less: Interest expense and AFUDC equity	(4.8)	(1.4)	—
Plus: Non-cash director compensation	0.3	0.2	0.1
Distributable cash flow	$105.9	$71.6	$9.6

(1)	The Preferred Equity Interest is a perpetual, non-convertible preferred equity interest entitled to the Preferred Return Distributions. Any excess in cash available from Cove Point over the $50.0 million is attributable to the noncontrolling interest held by Dominion but not available for distribution until the distribution reserve has been fully funded. The $25.0 million distribution reserve was fully funded in the fourth quarter of 2016.
(2)	Represents net cash provided by operating activities of DCG from January 31, 2015, the inception date of common control, through March 31, 2015, the date just prior to Dominion Midstream acquiring DCG.
(3)	Represents net cash provided by operating activities of Questar Pipeline from September 16, 2016, the inception date of common control, through November 30, 2016, the date just prior to Dominion Midstream acquiring Questar Pipeline.
(4)	Beginning in the first quarter of 2016, distributable cash flow no longer reflects an adjustment for the timing difference between cash paid for property taxes and the amount recognized into expense. All prior periods presented have been recalculated to reflect a consistent approach. Previously, distributable cash flow for the year ended December 31, 2015 was $75.7 million. There was no change to the amount presented as distributable cash flow for the year ended December 31, 2014.
(5)	Represents distributions to which holders of the Series A Preferred Units are entitled.
(6)	Adjustment to reflect the difference between cash received and revenue recognized related to facilities payments that are deferred and will be recognized over the related customer contract periods.
(7)	Represents the monetization of a bankruptcy claim being amortized into income through February 2024.
(8)	Amounts include accruals. For the years ended December 31, 2016, 2015 and 2014, amounts exclude $23.0 million, $13.7 million and $4.5 million, respectively, of Dominion funded maintenance capital expenditures related to the Cove Point LNG Facility and Cove Point Pipeline. Dominion has indicated that it intends to continue providing the funding necessary for such expenditures, but it is under no obligation to do so. In addition, the year ended December 31, 2016 excludes $2.8 million of maintenance capital expenditures incurred by the Questar Pipeline Predecessor and the year ended December 31, 2015 excludes $1.3 million of maintenance capital expenditures incurred by the DCG Predecessor.

ANALYSIS OF CONSOLIDATED OPERATIONS

Overview

Net revenue reflects operating revenue less purchased gas expense. Purchased gas expense includes the value of natural gas retained for use in routine operations and the cost of LNG cooling cargo purchases. Increases or decreases in purchased gas expenses related to LNG cooling cargo are offset by corresponding increases or decreases in operating revenues and are thus financially neutral to Dominion Midstream. LNG cooling cargo purchases are required for Cove Point to maintain the cryogenic readiness of the Cove Point LNG Facility. Each year, one or two LNG cooling cargos are procured and billed to the Import Shippers pursuant to certain provisions in Cove Point’s FERC gas tariff.

An analysis of Dominion Midstream’s results of operations follows:

2016 vs. 2015

Net revenue increased 27% primarily due to the Questar Pipeline Acquisition ($70.6 million), DCG results being included in Dominion Midstream for twelve months in 2016, as compared to eleven months in 2015 ($5.9 million), the Edgemoor Project ($4.2 million), which was placed into service in December 2015, the St. Charles Transportation Project ($1.9 million), which was placed into service in June 2016, and the Columbia to Eastover Project ($0.5 million), which was placed into service in November 2016. Operating revenue and purchased gas decreased approximately $26.5 million due to the receipt of one LNG cooling cargo in 2016, as compared to the receipt of two LNG cooling cargoes in 2015. The decrease in purchased gas was partially offset by an increase in gas costs as a result of the Questar Pipeline Acquisition ($12.2 million).

Other operations and maintenance increased 68% primarily due to the Questar Pipeline Acquisition ($16.5 million), increases in acquisition-related costs as compared to 2015 ($6.5 million), increases in labor and outside services for Cove Point’s operations affected by the Liquefaction Project ($6.2 million), organizational design initiative costs incurred during the first quarter of 2016 ($3.3 million) and the impact of DCG results being included in Dominion Midstream for twelve months in 2016, as compared to eleven months in 2015 ($2.4 million).

Depreciation and amortization increased 40% primarily due to the Questar Pipeline Acquisition ($15.6 million), DCG results being included in Dominion Midstream for twelve months in 2016, as compared to eleven months in 2015 ($0.8 million) and depreciation related to growth projects placed into service ($1.0 million). These increases were partially offset by the absence of accelerated depreciation from 2015 asset retirements associated with the Liquefaction Project ($1.5 million).

Other taxes increased 16% primarily due to the Questar Pipeline Acquisition ($2.3 million), increased property taxes related to expansion capital projects ($1.0 million) and the impact of DCG results being included in Dominion Midstream for twelve months in 2016, as compared to eleven months in 2015 ($0.6 million).

Earnings for equity method investees increased $16.4 million primarily as a result of the September 2015 acquisition of a 25.93% noncontrolling partnership interest in Iroquois.

Other income increased $2.2 million, primarily related to an increase in AFUDC associated with rate-regulated projects in 2016.

Interest and related charges increased $6.7 million, primarily due to the Questar Pipeline Acquisition.

Income tax expense increased $4.2 million as a result of $6.3 million of income taxes attributable to the Questar Pipeline Predecessor, partially offset by the absence of income taxes associated with the DCG Predecessor ($2.1 million).

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

Other taxes increased 17% primarily due to the DCG Acquisition.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

SEGMENT RESULTS OF OPERATIONS

Presented below is a summary of contributions by Dominion Midstream’s operating segments to net income including noncontrolling interest and predecessors:

Year Ended December 31,	2016	$ Change	2015	$ Change	2014
(millions)
Dominion Energy	$238.2	$40.0	$198.2	$91.3	$106.9
Corporate and Other	(8.5)	(6.8)	(1.7)	(1.7)	—
Consolidated	$229.7	$33.2	$196.5	$89.6	$106.9

Dominion Energy

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy’s contribution to net income including noncontrolling interest and predecessors. Subsequent to October 20, 2014, Dominion Midstream, as a pass-through entity, is generally not subject to income taxes.

2016 VS. 2015

Increase (Decrease)
Amount
(millions)
Questar Pipeline Acquisition	$21.7
Acquisition of noncontrolling interest in Iroquois	14.8
Growth projects placed into service	5.6
DCG Acquisition	2.6
Absence of income taxes attributable to the DCG Predecessor	2.1
Accelerated depreciation in 2015	1.5
2016 organizational design initiative costs	(3.3)
Labor and outside service costs associated with the Liquefaction Project	(6.2)
Other	1.2
Change in net income contribution	$40.0

2015 VS. 2014

Increase (Decrease)
Amount
(millions)
Absence of income taxes subsequent to the Offering	$51.8
DCG Acquisition	25.3
Acquisition of noncontrolling interest in Iroquois	6.6
Stakeholder outreach expenses for the Liquefaction Project	6.5
Other	1.1
Change in net income contribution	$91.3

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results.

Year Ended December 31,	2016	2015	2014
(millions, except earnings per unit amounts)
Items attributable to operating segment	$(1.6)	$(1.7)	$—
Items attributable to corporate segment	(6.9)	—	—
Total net charge	$(8.5)	$(1.7)	$—

Corporate and Other includes items attributable to Dominion Midstream’s operating segment that are not included in profit measures evaluated by executive management in assessing segment performance or in allocating resources among the segments. See

Note 23 to the Consolidated Financial Statements for discussion of these items in more detail. Corporate and Other also includes specific items attributable to the Corporate and Other segment. In 2016, this primarily included transition costs of $7.9 million ($6.9 million after-tax) attributable to the Questar Pipeline Predecessor associated with Dominion’s acquisition of Dominion Questar.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Dominion Midstream’s ongoing principal sources of liquidity may include distributions received from Cove Point from our Preferred Equity Interest, cash generated from operations of DCG and Questar Pipeline, distributions received from our noncontrolling partnership interest in Iroquois, borrowings under our credit facility with Dominion and issuances of debt and equity securities. We believe that cash from these sources will be sufficient to pay distributions on our common, subordinated and preferred units while continuing to meet our short-term working capital requirements and our long-term capital expenditure requirements. We expect to have sufficient distributable cash flow to pay the minimum quarterly distribution of $0.1750 per common unit and subordinated unit, which equates to $17.4 million per quarter, or $69.4 million per year in the aggregate, based on the number of common units and subordinated units currently outstanding. We do not have a legal or contractual obligation to pay distributions quarterly or on any other basis or at the minimum quarterly distribution rate or at any other rate on our common or subordinated units, and there is no guarantee that we will pay distributions to such unitholders in any quarter.

Additionally, the holders of the Series A Preferred Units are entitled to receive cumulative quarterly distributions of $0.3134 per Series A Preferred Unit, commencing with the quarter ended December 31, 2016 with a prorated amount from the date of issuance to be paid for such quarter. We cannot pay any distributions on any junior securities, including any of the common units, subordinated units and the IDRs, prior to paying the quarterly distribution payable to holders of the Series A Preferred Units including any previously accrued and unpaid distributions.

Outstanding Indebtedness

In connection with the Offering, Dominion Midstream entered into a $300.0 million credit facility with Dominion, allowing it to competitively pursue acquisitions and future organic growth opportunities or to otherwise meet its financial needs. At December 31, 2016 and 2015, $63.2 million and $5.9 million was outstanding against the credit facility, respectively. During 2016, Dominion Midstream borrowed a net $38.5 million against the credit facility to fund expansion capital expenditures. In December 2016, Dominion Midstream drew $18.8 million on the credit facility associated with the financing of the Questar Pipeline Acquisition. Additionally, in January and February 2017, Dominion Midstream drew $11.4 million on the credit facility to fund property tax at DCG and expansion capital expenditures and repaid $11.0 million. See Note 20 to the Consolidated Financial Statements for a summary of certain key terms of the credit facility with Dominion.

On April 1, 2015, in connection with the DCG Acquisition, Dominion Midstream issued a two-year, $300.8 million senior unsecured promissory note payable to Dominion, as adjusted for working capital, at an annual interest rate of 0.6%. In December 2016, as a condition to closing of the Questar Pipeline Acquisition, Dominion Midstream repaid the $300.8 million of outstanding principal on this note, and the associated accrued interest of $0.3 million.

On December 1, 2016, in connection with the Questar Pipeline Acquisition, Dominion Midstream borrowed $300.0 million under a three-year term loan agreement, with a variable interest rate. Interest on the term loan agreement is payable quarterly, and all principal and accrued interest is due and payable at maturity on December 1, 2019. See Note 15 to the Consolidated Financial Statements for a summary of certain key terms of the term loan agreement.

In connection with the Questar Pipeline Acquisition, Dominion Midstream acquired the existing long-term debt at Questar Pipeline, which remains outstanding. At December 31, 2016, this debt consisted of the following instruments:

Type	Principal	Rate	Maturity
	(millions)
Medium-term notes	$5.0	6.48%	2018
Senior notes	250.0	5.83%	2018
Senior notes	180.0	4.875%	2041
Total	$435.0

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

For the year ended December 31, 2016, Dominion Midstream paid total capital expenditures of $1.3 billion (of which $3.3 million relates to the Questar Pipeline Predecessor and was funded by Dominion), which included $41.8 million of maintenance capital expenditures.

Our significant capital projects, all of which are expansion projects, are described further below:

•	Total costs of developing the Liquefaction Project are estimated to be approximately $4.0 billion, excluding financing costs. Through December 31, 2016, Cove Point incurred approximately $3.3 billion of development and construction costs associated with the Liquefaction Proj-

ect. We caused Cove Point to use the net proceeds contributed to it from the Offering to fund a portion of development and construction costs associated with the Liquefaction Project. The Liquefaction Project is expected to be placed into service in late 2017.

•	Total costs of the Keys Energy Project are estimated to be approximately $40 million. Through December 31, 2016, we incurred approximately $22 million of costs associated with this project, and service is expected to commence in March 2017.
•	Total costs of the St. Charles Transportation Project were approximately $20 million. The project was placed into service in June 2016.
•	In November 2016, Cove Point filed an application to request FERC authorization to construct the approximately $150 million Eastern Market Access Project. Construction on the project is expected to begin in the fourth quarter of 2017, and the project facilities are expected to be placed into service in late 2018.
•	Total costs of the Columbia to Eastover Project were approximately $40 million, of which Dominion Midstream incurred approximately $38 million subsequent to the DCG Acquisition. In June 2016, DCG received FERC authorization to construct and operate the project facilities, which were placed into service in November 2016.
•	Total costs of the Charleston Project are estimated to be approximately $120 million. Through December 31, 2016, approximately $17 million of costs had been incurred, all of which Dominion Midstream incurred subsequent to the DCG Acquisition. In February 2017, DCG received FERC authorization to construct and operate the project facilities, which are expected to be placed into service in the fourth quarter of 2017.
•	In September 2016, DCG entered into a facilities agreement with SCE&G to commit up to $9 million to improve certain measuring and regulation stations over the next seven years in exchange for a 20-year firm transportation commitment of 12,000 Dth/day. We currently expect to improve three to four stations per year over the next seven years, however, DCG is obligated to fund these station improvements only after they are mutually identified and agreed to with SCE&G. Total costs of this project were less than $1 million through December 31, 2016.

Dominion has indicated that it intends to provide the funding necessary for the remaining construction costs and other capital expenditures of Cove Point, including the Liquefaction Project, Keys Energy Project and Eastern Market Access Project, but it is under no contractual obligation to do so and has not secured all of the funding necessary to cover these costs, as it intends to finance these costs as they are incurred using its consolidated operating cash flows in addition to proceeds from capital markets transactions. However, Dominion has entered into guarantee arrangements on behalf of Cove Point to facilitate the Liquefaction Project, including guarantees supporting the terminal services and transportation agreements as well as the engineering, procurement and construction contract for the Liquefaction Project. Two of the guarantees have no stated limit, one guarantee

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

has a $150 million limit and one guarantee has a $1.75 billion aggregate limit with an annual draw limit of $175 million. In the event that Dominion does not satisfy its obligations under these guarantee arrangements or otherwise does not agree to provide the funding necessary for the remaining development costs and other capital expenditures of Cove Point, or is unable to obtain such funding in the amounts required or on terms acceptable to Dominion, Cove Point would require substantial external debt or equity financing to complete the construction of the Liquefaction Project, Keys Energy Project and Eastern Market Access Project.

Distributions

Distributions are declared subsequent to quarter end. The table below summarizes the quarterly distributions on common and subordinated units.

Quarterly Period Ended	Total Quarterly Distribution (per unit)		Total Cash Distribution (in millions)	Date of Declaration	Date of Record	Date of Distribution
December 31, 2014	$0.1389	(1)	$8.9	January 23, 2015	February 3, 2015	February 13, 2015
March 31, 2015	0.1750		12.1	April 22, 2015	May 5, 2015	May 15, 2015
June 30, 2015	0.1875		12.9	July 17, 2015	August 4, 2015	August 14, 2015
September 30, 2015	0.2000		15.5	October 23, 2015	November 3, 2015	November 13, 2015
December 31, 2015	0.2135		16.8	January 21, 2016	February 5, 2016	February 15, 2016
March 31, 2016	0.2245		17.8	April 19, 2016	May 3, 2016	May 13, 2016
June, 30, 2016	0.2355		19.0	July 22, 2016	August 5, 2016	August 15, 2016
September 30, 2016	0.2475		24.3	October 21, 2016	November 4, 2016	November 15, 2016
December 31, 2016	0.2605		27.5	January 25, 2017	February 6, 2017	February 15, 2017

(1)	For the period subsequent to the Offering through December 31, 2014, the initial quarterly cash distribution was calculated as the minimum quarterly distribution of $0.1750 per unit prorated for the portion of the quarter subsequent to the Offering.

Record holders of the Series A Preferred Units are entitled to receive cumulative quarterly distributions, payable in cash, payable in kind or a combination thereof at the option of our general partner, equal to $0.3134 in respect of each quarter ending before December 1, 2018. The table below summarizes the quarterly distributions on the Series A Preferred Units.

Quarterly Period Ended	Total Distribution (in millions)		Amount Payable in Cash (in millions)	Amount Payable in Kind (in millions)
December 31, 2016	$3.2	(1)	$3.2	$—

(1)	For the period subsequent to the issuance of the Series A Preferred Units through December 31, 2016, the initial quarterly cash distribution was calculated as the minimum quarterly distribution of $0.3134 per unit prorated for the portion of the quarter subsequent to the issuance of the Series A Preferred Units.

Cash Flows

A summary of cash flows is presented below:

Year Ended December 31,	2016	2015	2014
(millions)
Cash and cash equivalents at beginning of year	$35.0	$175.4	$11.2
Cash flows provided by (used in):
Operating activities	288.6	243.5	156.1
Investing activities	(2,122.8)	(1,282.7)	(571.6)
Financing activities	1,838.8	898.8	579.7
Net increase (decrease) in cash and cash equivalents	4.6	(140.4)	164.2
Cash and cash equivalents at end of year	$39.6	$35.0	$175.4

OPERATING CASH FLOWS

In 2016, net cash provided by Dominion Midstream’s operating activities increased by $45.1 million primarily due to the Questar Pipeline Acquisition and the September 2015 acquisition of a 25.93% noncontrolling partnership interest in Iroquois.

INVESTING CASH FLOWS

In 2016, net cash used in Dominion Midstream’s investing activities increased by $840.1 million, primarily due to the Questar Pipeline Acquisition.

FINANCING CASH FLOWS

In 2016, net cash provided by Dominion Midstream’s financing activities increased by $940.0 million, primarily due to the issuances of common and preferred units in connection with the Questar Pipeline Acquisition.

In May 2016, Dominion Midstream filed an SEC shelf registration for the ability to sell common units through an at-the-market program and pursuant to which it may offer from time to time up to $150.0 million aggregate amount of its common units. Sales of common units, if any, will be made by means of ordinary brokers’ transactions on the NYSE, in block transactions, or as otherwise agreed to between the sales agent and us. In July 2016, Dominion Midstream entered into an equity distribution agreement with nine separate managers to effect sales under the program; however, we have not issued any units in 2016.

CUSTOMER CONCENTRATION

Dominion Midstream provides service to approximately 130 customers, including the Storage Customers, marketers or end users, power generators, utilities and the Import Shippers. The two largest customers comprised approximately 57% of the total transportation and storage revenues for the year ended December 31, 2016. See Note 19 to the Consolidated Financial Statements for additional information.

CONTRACTUAL OBLIGATIONS

Dominion Midstream is party to numerous contracts and arrangements obligating it to make cash payments in future years. These contracts include debt agreements, contracts for capital projects and the purchase of goods and services. Presented below is a table summarizing cash payments that may result from contracts of which Dominion Midstream or its subsidiaries is party as of

December 31, 2016. For purchase obligations and other liabilities, amounts are based upon contract terms, including fixed and minimum quantities to be purchased at fixed or market-based prices. Actual cash payments will be based upon actual quantities purchased and prices paid and will likely differ from amounts presented below. The table excludes all amounts classified as current liabilities in the Consolidated Balance Sheets. The majority of Dominion Midstream’s current liabilities will be paid in cash in 2017.

	2017	2018- 2019	2020- 2021	2022 and thereafter	Total
(millions)
Long-term debt	$—	$555.0	$—	$180.0	$735.0
Interest payments	31.3	38.9	17.6	175.4	263.2
Purchase obligations(1):
Capital projects	243.0	—	—	—	243.0
Transportation service-demand	0.2	0.4	0.4	1.2	2.2
Other(2)	—	1.0	—	3.0	4.0
Other long-term liabilities(3):
CPCN obligation(4)	—	16.8	0.8	6.4	24.0
Total cash payments	$274.5	$612.1	$18.8	$366.0	$1,271.4
(1)	Amounts exclude open purchase orders for services that are provided on demand, the timing of which cannot be determined.
(2)	Represents operations and maintenance commitments.
(3)	Excludes regulatory liabilities and employee benefit plan obligations, which are not contractually fixed as to timing and amount. See Notes 11 and 16 to the Consolidated Financial Statements. Deferred revenue is also excluded as it is not expected to require future cash payments by Dominion Midstream.
(4)	Relates to payments required by the CPCN granted by the Maryland Commission. Payments approximating $8 million are accrued as a current liability and are therefore excluded from this table. See Note 17 to the Consolidated Financial Statements for further information.

Off-Balance Sheet Arrangements

Other than the holding of surety bonds as discussed in Note 18 to the Consolidated Financial Statements, Dominion Midstream had no off-balance sheet arrangements at December 31, 2016.

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

ENVIRONMENTAL PROTECTION AND MONITORING EXPENDITURES

Expenses (including depreciation) related to environmental protection and monitoring activities were $2.1 million, $1.7 million and $1.2 million during 2016, 2015, and 2014, respectively. These expenses are expected to approximate $2.3 million and $2.4 million in 2017 and 2018, respectively. In addition, capital expenditures related to environmental controls were $5.2 million, $0.2 million, and $3.7 million for 2016, 2015 and 2014, respectively. These expenditures are expected to approximate $3.7 million and $2.3 million in 2017 and 2018, respectively.

FUTURE ENVIRONMENTAL REGULATIONS

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

In August 2015, the EPA issued final carbon standards for existing fossil fuel power plants. Known as the Clean Power Plan, the rule uses a set of measures for reducing emissions from existing sources that includes efficiency improvements at coal plants, displacing coal-fired generation with increased utilization of natural gas combined cycle units and expanding renewable resources. The new rule requires states to meet state-by-state emission rate or intensity-based CO2 binding goals or limits. States are required to submit plans to the EPA identifying how they will comply with the rule by September 2018. The final rule has been challenged in the U.S. Court of Appeals for the D.C. Circuit. In February 2016, the U.S. Supreme Court issued a stay of the Clean Power Plan until the disposition of the petitions challenging the rule now before the Court of Appeals, and, if such petitions are filed in the future, before the U.S. Supreme Court. Dominion Midstream cannot predict the impact of this rule on its financial performance at this time.

In September 2015, the EPA issued a proposed NSPS (for the oil and gas sector) to regulate methane and VOC emissions from new and modified facilities in transportation and storage, gathering and boosting, production and processing facilities. The proposed regulation was finalized in June 2016. All projects which commence construction after September 2015 will be required to comply with the final regulation. The costs are not expected to be material for Dominion Midstream’s current projects.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

In September 2016, the Maryland Department of the Environment notified Dominion Midstream that certain combustion air emission sources at the Cove Point LNG terminal are subject to the non-electric generating unit provisions of the NOx SIP Call for Maryland. Maryland is preparing a state rule change to extend the NOx SIP Call to Cove Point. Implementation will involve state allocations for NOx emissions and a change to monitoring and reporting of NOx emissions from Cove Point. The costs are not expected to be material to Dominion Midstream.

Climate Change

In March 2016, as part of its Climate Action Plan, the EPA began development of regulations for reducing methane emissions from existing sources in the oil and natural gas sectors. In November 2016, the EPA issued an Information Collection Request to collect information on existing sources upstream of local distribution companies in this sector. Depending on the results of this Information Collection Request effort, the EPA may propose new regulations on existing sources. Dominion Midstream cannot currently estimate the potential impacts on results of operations, financial condition or cash flows related to this matter.

PHMSA Regulation

The most recent reauthorization of PHMSA included new provisions on historical records research, maximum-allowed operating pressure validation, use of automated or remote-controlled valves on new or replaced lines, increased civil penalties and evaluation of expanding integrity management beyond high-consequence areas. PHMSA has not yet issued new rulemaking on most of these items.

Legal Matters

In January 2015, DCG, while it was a subsidiary of SCANA, self-reported potentially non-compliant natural gas pipeline exposure maintenance activities to the U.S. Army Corps of Engineers. During pipeline maintenance activities, it was discovered that prior authorization had not been obtained from the U.S. Army Corps of Engineers for seventeen locations that involved the additions of fill, culverts and concrete mats. In June 2015, DCG submitted a draft CRA to the U.S. Army Corps of Engineers with proposed plans for rehabilitation and minimization of potential adverse impacts to water bodies and proposed to apply for after-the-fact permits. In June 2016, the U.S. Army Corps of Engineers provided the approved CRA to Dominion Midstream, which was executed in July 2016. Dominion Midstream expects SCANA will provide funding for all material costs, if any, to satisfy the requirements imposed by the United States Army Corps of Engineers as required by the CRA. DCG is implementing the CRA.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of the following information is to provide information about our potential exposure to market risk. The term “market risk” refers to the risk of loss arising from adverse changes in commodity prices and interest rates. The reader’s attention is directed to Item 1A. Risk Factors for discussion of various risks and uncertainties that may impact Dominion Midstream.

Commodity Price Risk

We will be entitled to the Preferred Return Distributions so long as Cove Point has sufficient cash and undistributed Net Operating Income from which to make the Preferred Return Distributions. The cash flow attributable to the Preferred Equity Interest and from the operations of DCG and Questar Pipeline is underpinned by long-term fixed reservation fee agreements. Accordingly, we believe we are not subject to any material impacts of commodity price risk.

Interest Rate Risk

Upon the closing of the Offering, we entered into a $300.0 million variable rate credit facility with Dominion. At December 31, 2016 and 2015, we had $63.2 million and $5.9 million outstanding indebtedness against the credit facility, respectively. In connection with the Questar Pipeline Acquisition, we borrowed $300.0 million under a three-year variable rate term loan agreement. We may hedge the interest portions of our borrowings from time-to-time in order to manage risks associated with floating interest rates. A hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at December 31, 2016 or 2015.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Dominion Midstream GP, LLC and Members of

Dominion Midstream Partners, LP

Richmond, Virginia

We have audited the accompanying consolidated balance sheets of Dominion Midstream Partners, LP and its subsidiaries (“Dominion Midstream”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity and partners’ capital, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of Dominion Midstream’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dominion Midstream Partners, LP and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dominion Midstream’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017 expressed an unqualified opinion on Dominion Midstream’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 28, 2017

Dominion Midstream Partners, LP

Consolidated Statements of Income

Year Ended December 31,	2016	2015	2014
(in millions, except per unit data)

Operating Revenue(1)	$441.3	$369.6	$313.3
Operating Expenses
Purchased gas(1)	41.7	54.6	59.6
Other operations and maintenance:
Affiliated suppliers	34.8	22.1	9.4
Other	60.5	34.6	25.5
Depreciation and amortization	56.6	40.4	37.7
Other taxes	30.6	26.3	22.4
Total operating expenses	224.2	178.0	154.6
Income from operations	217.1	191.6	158.7
Earnings from equity method investees	23.0	6.6	—
Other income	3.2	1.0	—
Interest and related charges(1)	7.3	0.6	—
Income from operations including noncontrolling interest before income taxes	236.0	198.6	158.7
Income tax expense	6.3	2.1	51.8
Net income including noncontrolling interest and predecessors	$229.7	$196.5	$106.9
Less: Predecessor income prior to initial public offering on October 20, 2014	—	—	80.6
Less: Net income attributable to DCG Predecessor	—	2.3	—
Less: Net income attributable to Questar Pipeline Predecessor	5.5	—	—
Net income including noncontrolling interest	224.2	194.2	26.3
Less: Net income attributable to noncontrolling interest	117.8	121.7	16.8
Net income attributable to partners	$106.4	$72.5	$9.5

Net income attributable to partners’ ownership interest(2)
Preferred unitholders’ interest in net income	$3.2	$—	$—
General partner’s interest in net income	2.3	(0.5)	—
Common unitholders’ interest in net income	63.9	41.3	4.8
Subordinated unitholder’s interest in net income	37.0	31.7	4.7
Net income per limited partner unit (basic and diluted)
Common units	$1.30	$1.08	$0.15
Subordinated units	$1.17	$1.00	$0.15

(1)	See Note 20 for amounts attributable to related parties.
(2)	Allocation of net income attributable to partners’ ownership interest for 2014 has been adjusted for rounding.

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

Dominion Midstream Partners, LP

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2016	2015	2014
(millions)
Net income including noncontrolling interest and predecessors	$229.7	$196.5	$106.9
Other comprehensive income (loss):
Changes in other comprehensive loss from equity method investees	(0.4)	—	—
Other comprehensive loss	(0.4)	—	—
Comprehensive income including noncontrolling interest and predecessors	229.3	196.5	106.9
Comprehensive income attributable to Predecessor income prior to initial public offering on October 20, 2014	—	—	80.6
Comprehensive income attributable to DCG Predecessor	—	2.3	—
Comprehensive income attributable to Questar Pipeline Predecessor	5.5	—	—
Comprehensive income attributable to noncontrolling interests	117.8	121.7	16.8
Comprehensive income attributable to partners	$106.0	$72.5	$9.5

Dominion Midstream Partners, LP

Consolidated Balance Sheets

At December 31,	2016	2015
(millions)

ASSETS
Current Assets
Cash and cash equivalents	$39.6	$35.0
Restricted cash	25.0	—
Customer and other receivables	45.9	27.0
Affiliated receivables	18.3	6.2
Prepayments	8.7	10.6
Inventories:
Materials and supplies	19.1	12.5
Gas stored	1.0	—
Regulatory assets	5.1	1.7
Other(1)	8.2	2.8
Total current assets	170.9	95.8
Investment in Equity Method Affiliates	257.8	220.5
Property, Plant and Equipment
Property, plant and equipment	6,911.4	3,845.7
Accumulated depreciation and amortization	(1,032.0)	(351.0)
Total property, plant and equipment, net	5,879.4	3,494.7
Deferred Charges and Other Assets
Goodwill	819.2	295.5
Intangible assets, net	17.6	15.8
Regulatory assets	40.2	2.5
Other	1.8	0.4
Total deferred charges and other assets	878.8	314.2
Total assets	$7,186.9	$4,125.2

(1)	See Note 20 for amounts attributable to related parties.

At December 31,	2016	2015
(millions)

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$21.5	$8.6
Payables to affiliates	9.9	5.2
Accrued interest, payroll and taxes	12.7	6.0
Regulatory liabilities	7.5	6.7
Dominion credit facility borrowings	63.2	5.9
Deferred revenue	4.3	4.2
Natural gas imbalances(1)	1.4	1.0
CPCN obligation	8.0	8.0
Other	20.7	14.4
Total current liabilities	149.2	60.0
Long-Term Debt	729.9	—
Affiliated Long-Term Debt	—	300.8
Deferred Credits and Other Liabilities
Pension and other postretirement benefit liabilities(1)	6.2	5.0
Regulatory liabilities	129.1	66.7
CPCN obligation	21.4	29.0
Asset retirement obligation	29.3	13.0
Deferred revenue	14.0	9.1
Other	7.9	0.6
Total deferred credits and other liabilities	207.9	123.4
Total liabilities	1,087.0	484.2
Commitments and Contingencies (see Note 18)
Equity and Partners’ Capital
Preferred unitholders—public (18,942,714 units issued and outstanding at December 31, 2016; no such units issued or outstanding at December 31, 2015)	492.1	—
Preferred unitholder—Dominion (11,365,628 units issued and outstanding at December 31, 2016; no such units issued or outstanding at December 31, 2015)	301.2	—
Common unitholders—public (48,734,195 and 27,867,938 units issued and outstanding at December 31, 2016 and 2015, respectively)	1,082.1	600.8
Common unitholder—Dominion (18,504,628 and 17,846,672 units issued and outstanding at December 31, 2016 and 2015, respectively)	457.4	438.8
Subordinated unitholder—Dominion (31,972,789 units issued and outstanding at December 31, 2016 and 2015)	483.0	475.4
General Partner interest—Dominion (non-economic interest)	(29.2)	(12.4)
Accumulated other comprehensive loss	(0.4)	—
Total Dominion Midstream Partners, LP partners’ capital	2,786.2	1,502.6
Noncontrolling interest	3,313.7	2,138.4
Total equity and partners’ capital	6,099.9	3,641.0
Total liabilities and equity and partners’ capital	$7,186.9	$4,125.2

(1)	See Note 20 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

Dominion Midstream Partners, LP

Consolidated Statements of Equity and Partners’ Capital

	Partnership
	Predecessor Members’ Equity	DCG Predecessor Equity	Questar Pipeline Predecessor Equity	Preferred Unitholders Public	Preferred Unitholder Dominion	Common Unitholders Public	Common Unitholder Dominion	Subordinated Unitholder Dominion	General Partner Dominion (non- economic interest)	AOCI	Total Dominion Midstream Partners, LP Partners’ Equity and Capital	Noncontrolling interest	Total Equity and Partners’ Capital
(millions)

December 31, 2013	$1,272.0	$—	$—	$—	$—	$—	$—	$—	$—	$—	$1,272.0	$—	$1,272.0
Net income (prior to initial public offering)	80.6	—	—	—	—	—	—	—	—	—	80.6	—	80.6
Equity contribution from Dominion (prior to initial public offering)	259.9	—	—	—	—	—	—	—	—	—	259.9	—	259.9
Formation and Offering Transactions:
Contribution of interest from Dominion	(655.3)	—	—	—	—	—	204.2	451.1	—	—	—	—	—
Allocation of predecessor member’s equity to noncontrolling interest	(957.2)	—	—	—	—	—	—	—	—	—	(957.2)	957.2	—
Settlement of net current and deferred income tax liabilities	—	—	—	—	—	—	18.7	41.4	—	—	60.1	87.8	147.9
Additional basis in property, plant and equipment received from Dominion	—	—	—	—	—	—	2.9	6.6	—	—	9.5	13.7	23.2
Issuance of common units, net of offering costs	—	—	—	—	—	392.4	—	—	—	—	392.4	—	392.4
Distribution to Dominion	—	—	—	—	—	—	(13.9)	(37.6)	—	—	(51.5)	—	(51.5)
Net income from October 20, 2014 to December 31, 2014(1)	—	—	—	—	—	3.0	1.8	4.7	—	—	9.5	16.8	26.3
December 31, 2014	—	—	—	—	—	395.4	213.7	466.2	—	—	1,075.3	1,075.5	2,150.8
Net income including noncontrolling interest	—	—	—	—	—	24.0	17.3	31.7	(0.5)	—	72.5	121.7	194.2
DCG Acquisition:
Record Dominion’s net investment in DCG	—	497.0	—	—	—	—	—	—	—	—	497.0	—	497.0
Net income attributable to DCG Predecessor	—	2.3	—	—	—	—	—	—	—	—	2.3	—	2.3
Contribution from Dominion to DCG prior to DCG Acquisition	—	2.3	—	—	—	—	—	—	—	—	2.3	—	2.3
Allocation of DCG Predecessor investment	—	(501.6)	—	—	—	—	—	—	501.6	—	—	—	—
Settlement of net current and deferred income tax assets	—	—	—	—	—	—	—	—	(13.4)	—	(13.4)	—	(13.4)
Consideration provided to Dominion for DCG Acquisition	—	—	—	—	—	—	200.0	—	(500.8)	—	(300.8)	—	(300.8)
Equity contributions from Dominion	—	—	—	—	—	—	—	—	0.7	—	0.7	941.2	941.9
Consideration provided to acquire a noncontrolling partnership interest in Iroquois	—	—	—	—	—	216.0	—	—	—	—	216.0	—	216.0
Purchase of common units by Dominion	—	—	—	—	—	(19.1)	19.1	—	—	—	—	—	—
Distributions	—	—	—	—	—	(15.7)	(11.3)	(22.5)	—	—	(49.5)	—	(49.5)
Unit awards (net of unearned compensation)	—	—	—	—	—	0.2	—	—	—	—	0.2	—	0.2
December 31, 2015	$—	$—	$—	$—	$—	$600.8	$438.8	$475.4	$(12.4)	$—	$1,502.6	$2,138.4	$3,641.0

	Partnership
	Predecessor Members’ Equity	DCG Predecessor Equity	Questar Pipeline Predecessor Equity	Preferred Unitholders Public	Preferred Unitholder Dominion	Common Unitholders Public	Common Unitholder Dominion	Subordinated Unitholder Dominion	General Partner Dominion (non- economic interest)	AOCI	Total Dominion Midstream Partners, LP Partners’ Equity and Capital	Noncontrolling interest	Total Equity and Partners’ Capital
(millions)

December 31, 2015	$—	$—	$—	$—	$—	$600.8	$438.8	$475.4	$(12.4)	$—	$1,502.6	$2,138.4	$3,641.0
Net income including noncontrolling interest	—	—	—	2.0	1.2	42.6	21.3	37.0	2.3	—	106.4	117.8	224.2
Questar Pipeline Acquisition:
Record Dominion’s net investment in Questar Pipeline	—	—	1,019.8	—	—	—	—	—	—	—	1,019.8	—	1,019.8
Net income attributable to Questar Pipeline Predecessor	—	—	5.5	—	—	—	—	—	—	—	5.5	—	5.5
Contribution from Dominion to Questar Pipeline prior to Questar Pipeline Acquisition	—	—	1.0	—	—	—	—	—	—	—	1.0	—	1.0
Contribution to QPC Services Company	—	—	(37.0)	—	—	—	—	—	—	—	(37.0)	—	(37.0)
Allocation of Questar Pipeline Predecessor investment	—	—	(989.3)	—	—	—	—	—	989.3	—	—	—	—
Settlement of net current and deferred income tax assets	—	—	—	—	—	—	—	—	282.5	—	282.5	—	282.5
Consideration provided to Dominion for Questar Pipeline Acquisition	—	—	—	—	300.0	—	167.3	—	(1,290.0)	—	(822.7)	—	(822.7)
Issuance of common units, net of offering costs	—	—	—	—	—	481.7	—	—	—	—	481.7	—	481.7
Issuance of Series A Preferred Units, net of offering costs	—	—	—	490.1	—	—	—	—	—	—	490.1	—	490.1
Equity contributions from Dominion	—	—	—	—	—	—	—	—	1.6	—	1.6	1,056.5	1,058.1
Purchase of common units by Dominion	—	—	—	—	—	(14.2)	14.2	—	—	—	—	—	—
Repurchase of common units	—	—	—	—	—	—	(167.3)	—	—	—	(167.3)	—	(167.3)
Distributions	—	—	—	—	—	(29.1)	(16.9)	(29.4)	(2.5)	—	(77.9)	—	(77.9)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(0.4)	(0.4)	—	(0.4)
Unit awards (net of unearned compensation)	—	—	—	—	—	0.3	—	—	—	—	0.3	—	0.3
Other	—	—	—	—	—	—	—	—	—	—	—	1.0	1.0
December 31, 2016	$—	$—	$—	$492.1	$301.2	$1,082.1	$457.4	$483.0	$(29.2)	$(0.4)	$2,786.2	$3,313.7	$6,099.9

(1)	Allocation of net income attributable to partners’ ownership interest subsequent to initial public offering has been adjusted for rounding.

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

Dominion Midstream Partners, LP

Consolidated Statements of Cash Flows

Year Ended December 31,	2016	2015	2014
(millions)

Operating Activities
Net income including noncontrolling interest and predecessors	$229.7	$196.5	$106.9
Adjustments to reconcile net income including noncontrolling interest and predecessors to net cash provided by operating activities:
Depreciation and amortization	56.6	40.4	37.7
Deferred income taxes	(1.5)	1.5	13.1
Other adjustments	0.7	(3.4)	—
Changes in:
Customer and other receivables	1.5	(0.4)	0.1
Affiliated receivables	5.2	(0.1)	(1.4)
Prepayments	3.4	(1.0)	(4.6)
Accounts payable	(3.4)	(1.3)	0.3
Payables to affiliates	(13.0)	2.4	1.9
Accrued interest, payroll and taxes	(5.0)	3.7	1.2
Other operating assets and liabilities	14.4	5.2	0.9
Net cash provided by operating activities	288.6	243.5	156.1
Investing Activities
Plant construction and other property additions	(1,276.8)	(1,282.1)	(572.2)
Questar Pipeline Acquisition	(819.1)	—	—
Change in restricted cash	(25.0)	—	—
Other	(1.9)	(0.6)	0.6
Net cash used in investing activities	(2,122.8)	(1,282.7)	(571.6)
Financing Activities
Issuance of long-term debt	300.0	—	—
Repayment of affiliated long-term debt	(300.8)	—	—
Dominion credit facility borrowings, net	57.3	5.9	—
Contributions from Dominion	1,057.5	942.5	238.7
Net proceeds from issuance of common units	481.7	—	392.5
Net proceeds from issuance of preferred units	490.1	—	—
Repurchase of common units from Dominion	(167.3)	—	—
Distributions to common unitholders—public	(29.1)	(15.7)	—
Distribution to common unitholder—Dominion	(16.9)	(11.3)	(13.9)
Distribution to subordinated unitholder—Dominion	(29.4)	(22.5)	(37.6)
Distribution to general partner—Dominion	(2.5)	—	—
Other	(1.8)	(0.1)	—
Net cash provided by financing activities	1,838.8	898.8	579.7
Increase (decrease) in cash and cash equivalents	4.6	(140.4)	164.2
Cash and cash equivalents at beginning of period	35.0	175.4	11.2
Cash and cash equivalents at end of period	$39.6	$35.0	$175.4
Supplemental Cash Flow Information
Cash paid during the year for:
Interest and related charges, excluding capitalized amounts	$10.4	$0.4	$—
Income taxes	—	—	38.6
Significant noncash investing and financing activities:
Accrued capital expenditures	27.5	16.3	6.7
Increase in property, plant and equipment from CPCN obligation	—	—	44.1
Additional basis in property, plant and equipment received from Dominion	—	—	23.2
Equity settlement of net current and deferred income taxes	282.5	13.4	147.9
Equity contribution from Dominion to relieve payables to affiliates	1.6	1.7	20.0
Equity contribution from Dominion related to income taxes prior to the Offering	—	—	1.2
Questar Pipeline Acquisition through issuance of equity	467.3	—	—
DCG Acquisition through issuance of debt and equity	—	500.8	—
Acquisition of a noncontrolling partnership interest in Iroquois through issuance of equity	—	216.0	—
Equity contribution to QPC Services Company for employee related assets and liabilities	37.0	—	—

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

[THIS PAGE INTENTIONALLY LEFT BLANK]

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

The Preferred Equity Interest is a perpetual, non-convertible preferred equity interest entitled to Preferred Return Distributions so long as Cove Point has sufficient cash and undistributed Net Operating Income (determined on a cumulative basis from the closing of the Offering) from which to make Preferred Return Distributions. Preferred Return Distributions are made on a quarterly basis and are not cumulative. Until the Liquefaction Project is completed, Cove Point is prohibited from making a distribution on its common equity interests until it has a distribution reserve sufficient to pay two quarters of Preferred Return Distributions. The distribution reserve was fully funded in October 2016, but there can be no assurance that funds will be sufficient for such purpose or that Cove Point will have sufficient cash and undistributed Net Operating Income to permit it to continue to make Preferred Return Distributions after the expiration of certain of its contracts in the second quarter of 2017. The Preferred Equity Interest is also entitled to the Additional Return Distributions.

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

On December 1, 2016, Dominion Midstream acquired from Dominion all of the issued and outstanding membership interests in Questar Pipeline as described further in Note 4. Questar Pipeline owns and operates nearly 2,200 miles of interstate natural gas pipelines and 18 transmission and storage compressor stations in the western U.S.

Basis of Presentation

The contribution by Dominion to Dominion Midstream of the general partner interest in Cove Point and a portion of the Preferred Equity Interest is considered to be a reorganization of entities under common control. As a result, Dominion Midstream’s basis is equal to Dominion’s cost basis in the general partner interest in Cove Point and a portion of the Preferred Equity Interest. As discussed in Note 14, Dominion Midstream is the primary beneficiary of, and therefore consolidates, Cove Point. As such, Dominion Midstream’s investment in the Preferred Equity Interest and Cove Point’s preferred equity interest are eliminated in consolidation. Dominion’s retained common equity interest in Cove Point is reflected as noncontrolling interest.

The Questar Pipeline Acquisition is considered to be a reorganization of entities under common control. As a result, Dominion Midstream’s basis in Questar Pipeline is equal to Dominion’s cost basis in the assets and liabilities of Questar Pipeline. On December 1, 2016, Questar Pipeline became a wholly-owned subsidiary of Dominion Midstream and is therefore consolidated by Dominion Midstream. The accompanying financial statements and related notes have been retrospectively adjusted to include the historical results and financial position of Questar Pipeline beginning September 16, 2016, the inception date of common control.

The DCG Acquisition is considered to be a reorganization of entities under common control. As a result, Dominion Midstream’s basis in DCG is equal to Dominion’s cost basis in the assets and liabilities of DCG. On April 1, 2015, DCG became a wholly-owned subsidiary of Dominion Midstream and is therefore consolidated by Dominion Midstream. The accompanying financial statements and related notes include the historical results and financial position of DCG beginning January 31, 2015, the inception date of common control.

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

•	The consolidated statements of income, comprehensive income and cash flows for the year ended December 31, 2014, consist of the consolidated results of Dominion Midstream for the period from October 20, 2014 through December 31, 2014, and the results of our Predecessor for the period from January 1, 2014, through October 19, 2014.
•	The consolidated statement of equity and partners’ capital for the year ended December 31, 2014, consists of both the activity for our Predecessor prior to October 20, 2014, and the consolidated activity for Dominion Midstream completed at and subsequent to the Offering on October 20, 2014.

The financial statements for all years presented include costs for certain general, administrative and corporate expenses assigned by DRS, DCGS (Dominion Payroll prior to January 1, 2016) or QPC Services Company to Dominion Midstream and Cove Point on the basis of direct and allocated methods in accordance with Dominion Midstream’s services agreements with DRS, DCGS (Dominion Payroll prior to January 1, 2016) and QPC Services Company and Cove Point’s services agreement with DRS. Where costs incurred cannot be determined by specific identification, the costs are allocated based on the proportional level of effort devoted by DRS, DCGS (Dominion Payroll prior to January 1, 2016) or QPC Services Company resources that is attributable to the entities, determined by reference to number of employees, salaries and wages and other similar measures for the relevant DRS, DCGS (Dominion Payroll prior to January 1, 2016) or QPC Services Company service. Management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses are reasonable. Nevertheless, the Consolidated Financial Statements prior to the Offering may not include all of the actual expenses that would have been incurred had we been a stand-alone publicly traded partnership during the periods presented, and may not reflect our actual results of operations, financial position and cash flows had we been a stand-alone publicly traded partnership during the periods prior to the Offering.

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

NOTE 2. INITIAL PUBLIC OFFERING AND SERIES A PREFERRED UNITS

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

Series A Preferred Units

On December 1, 2016, Dominion Midstream issued a total of 30,308,342 Series A Preferred Units representing a limited partner interest for a price of $26.40 per unit. Series A Preferred Units with a value of $300.0 million, or 11,365,628 units, were issued to Dominion as partial consideration in connection with the Questar Pipeline Acquisition. Series A Preferred Units with a value of $490.1 million, net of offering fees and expenses, or 18,942,714 units, were issued to purchasers of such units pursuant to the Private Placement Agreement for cash. The units issued to Dominion in connection with the Questar Pipeline Acquisition and to the purchasers of the Series A Preferred Units pursuant to the Private Placement Agreement were issued in reliance upon an exemption from the requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereto.

Notes to Consolidated Financial Statements, Continued

The Series A Preferred Units are convertible into our common units on a one-for-one basis, subject to certain adjustments, (i) in whole or in part at the option of the Series A Preferred Unitholders any time, but only once per quarter, after December 1, 2018 or prior to a liquidation of Dominion Midstream, subject to certain minimum conversion amounts, or (ii) in whole or in part at our option any time, but only once per quarter, after December 1, 2019, subject to certain minimum conversion amounts, if the closing price of our common units is greater than $36.96 and the average trading volume of the common units is at least 100,000 for the preceding 20 trading days. In addition, upon certain events involving a change of control, the holders of our Series A Preferred Units may elect, subject to certain conditions, to (i) convert their Series A Preferred Units to our common units at the then-applicable conversion rate, (ii) if Dominion Midstream is not the surviving entity (or if Dominion Midstream is the surviving entity, but our common units cease to be listed), require Dominion Midstream to use commercially reasonable efforts to cause the surviving entity in any such transaction to issue a substantially equivalent security, (iii) if Dominion Midstream is the surviving entity, continue to hold their Series A Preferred Units, or (iv) require Dominion Midstream to redeem the Series A Preferred Units in accordance with the terms of our partnership agreement, with such redemption to be paid in cash or common units at Dominion Midstream’s discretion.

The Series A Preferred Units will vote on an as-converted basis with our common units and will have certain other voting rights with respect to any amendment to our partnership agreement that would adversely affect the rights, preferences, and privileges of the Series A Preferred Units.

The Series A Preferred Units rank senior to all classes of our equity securities including IDRs with respect to distribution rights. The holders of the Series A Preferred Units are entitled to receive cumulative quarterly distributions of $0.3134 per Series A Preferred Unit, commencing with the quarter ended December 31, 2016 with a prorated amount from the date of issuance to be paid for such quarter. For any quarter ending prior to December 1, 2018, the distributions to holders of the Series A Preferred Units are payable in cash, additional Series A Preferred Units, or a combination thereof, at the discretion of our general partner. For any quarter ending after December 1, 2018, the Series A Preferred Unit distribution amount is equal to the greater of $0.3134 per Series A Preferred Unit and the distribution for such quarter that would have been payable if such Series A Preferred Unit had converted into common units immediately prior to the record date for such quarter at the then-applicable conversion rate, payable in cash; provided that, if at any time after December 1, 2019, the conditions for our conversion rights are satisfied, the Series A Preferred Unit distribution amount payable in cash shall be set for each quarter thereafter at an amount equal to greater of $0.3134 per Series A Preferred Unit and the distribution for the quarter immediately preceding the date on which such conditions are first satisfied that would have been payable if such Series A Preferred Unit had converted into common units on the record date for such quarter at the then-applicable conversion rate.

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

Dominion Midstream reports certain contracts and instruments at fair value. The carrying values of customer and other receivables, affiliated receivables, payables to affiliates, Dominion credit facility borrowings and accounts payable are estimated to be substantially the same as their fair values at December 31, 2016 and 2015.

Cove Point participated in Dominion’s intercompany tax sharing agreement prior to the Offering. DCG and Questar Pipeline participated in Dominion’s intercompany tax sharing agreement prior to the DCG Acquisition and the Questar Pipeline Acquisition, respectively. See Note 21 for further information on accounting for income taxes.

Cove Point participates in certain Dominion-sponsored pension and other postretirement benefit plans. See Note 16 for further information on these plans.

Operating Revenue

Operating revenue is recorded on the basis of services rendered, commodities delivered or contracts settled and includes amounts yet to be billed to customers. Dominion Midstream is currently generating significant revenue and earnings from annual reservation payments under long-term regasification, firm peaking storage and firm transportation contracts. Straight-fixed-variable rate designs are used to allow for recovery of substantially all fixed costs in demand or reservation charges, thereby reducing the earnings impact of volume changes on gas transportation and storage operations. Customer receivables at December 31, 2016 and 2015 included $50.6 million and $19.9 million, respectively, of accrued unbilled revenue based on estimated amounts of natural gas delivered but not yet billed to its customers.

Cove Point renegotiated certain import-related contracts which resulted in annual payments in the years 2013 through 2016 totaling approximately $50 million. DCG collects facility charges related with certain of its expansion projects. These facility charges are expected to total approximately $15.5 million and will be collected in the years 2014 through 2017. At December 31, 2016, DCG has collected $14.0 million in facility charges, including $13.0 million collected subsequent to the DCG Acquisition. These facility charges are amortized to revenue over the term of the related transportation contract once the related projects have been placed into service. Deferred revenue represents the difference between the amount received and the revenue recognized.

The primary types of sales and service activities reported as operating revenue are as follows:

•	Gas transportation and storage revenue consists primarily of FERC-regulated sales of storage and transmission services;

•	Regulated gas sales consist primarily of FERC-regulated natural gas sales; and
•	Other revenue consists primarily of sales of purchased gas retained for use in routine operations and LNG cargoes and the renegotiated contract payments described above.

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

As an MLP, at least 90% of Dominion Midstream’s total gross income must constitute qualifying income, determined on a calendar year basis under applicable income tax law. If the amount of qualifying income does not satisfy this requirement, Dominion Midstream would be taxed as a corporation. For the period October 20, 2014, through December 31, 2016, Dominion Midstream’s qualifying income exceeded the required amount. The Consolidated Financial Statements reflect management’s conclusion that Dominion Midstream’s status as a pass-through entity, if examined, would be sustained based on the technical merits of applicable tax law.

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

DCG operated as a taxable corporation at the time of Dominion’s acquisition of DCG. In March 2015, DCG converted to a single member limited liability company and as a result, became a disregarded entity for income tax purposes and was treated as a taxable division of its corporate parent. Its business activities from the time of Dominion’s acquisition of DCG through March 2015 were included in the consolidated U.S. federal and certain state income tax returns of Dominion. Dominion Midstream’s Consolidated Financial Statements reflect income taxes for the same period.

Questar Pipeline is a disregarded entity for income tax purposes and was treated as a taxable division of its corporate parent.

Its business activities from the time of Dominion’s acquisition of Dominion Questar through November 2016 will be included in the consolidated U.S. federal and certain state income tax returns of Dominion. Dominion Midstream’s Consolidated Financial Statements reflect income taxes for the same period.

Current income taxes for Cove Point, DCG and Questar Pipeline were based on taxable income or loss, determined on a separate company basis, and, where applicable, settled in accordance with the principles of Dominion’s intercompany tax sharing agreement. Deferred income tax assets and liabilities were provided, representing future effects on income taxes for temporary differences between the bases of assets and liabilities for financial reporting and tax purposes. Accordingly, deferred taxes were recognized for the future consequences of different treatments used for the reporting of transactions in financial accounting and income tax returns. In addition, a valuation allowance was established when it was more-likely-than-not that all, or a portion, of a deferred tax asset would not be realized. Where the treatment of temporary differences was different for rate-regulated operations, a regulatory asset was recognized if it is probable that future revenues would be provided for the payment of deferred tax liabilities. Dominion Midstream’s reported amounts of assets and liabilities exceeded tax bases by $1.4 billion at December 31, 2016.

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

Under Dominion’s tax sharing agreement, federal and state income taxes of $38.6 million were paid to Dominion and DCPI for the year ended December 31, 2014. In addition, the settlements of the federal and state net income tax payables and deferred income taxes of Cove Point, DCG and Questar Pipeline are reflected as equity transactions in Dominion Midstream’s Consolidated Financial Statements.

Interest accrued on uncertain tax positions is included in interest expense or income, as applicable. No penalties were accrued and interest expense was not material in all years presented.

Cash and Cash Equivalents

Current banking arrangements generally do not require checks to be funded until they are presented for payment. At December 31,

Notes to Consolidated Financial Statements, Continued

2016 and 2015, accounts payable included $0.3 million and $0.8 million, respectively, of checks outstanding but not yet presented for payment. For purposes of the Balance Sheets and Statements of Cash Flows, cash and cash equivalents include cash on hand, cash in banks and temporary investments purchased with an original maturity of three months or less.

Restricted Cash

In October 2016, Cove Point fully funded a distribution reserve of $25.0 million, sufficient to pay two quarters of Preferred Return Distributions.

Investment in Equity Method Affiliates

Investments in affiliates where Dominion Midstream exercises significant influence over the operating activities of the entity, but does not control the entity, are accounted for using the equity method. Such investments are included in investment in equity method affiliates in the Consolidated Balance Sheets. Dominion Midstream records equity method adjustments in earnings from equity method affiliates in the Consolidated Statements of Income, including its proportionate share of investee income or loss and other adjustments required by the equity method.

Dominion Midstream periodically evaluates its equity method investments to determine whether a decline in fair value should be considered other-than-temporary. If a decline in fair value of an investment is determined to be other-than-temporary, the investment is written down to its fair value at the end of the reporting period.

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

In 2016, 2015 and 2014, Dominion Midstream capitalized interest costs and AFUDC of $5.7 million, $2.0 million and $0.1 million, respectively, to property, plant and equipment.

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

Depreciation of property, plant and equipment is computed on the straight-line method based on projected service lives. Depreciation rates on utility property, plant and equipment are as follows:

Year Ended December 31,	2016	2015	2014
(percent)
Storage	2.41	2.38	2.39
Transmission	2.93	3.15	2.81
Gas gathering and processing	5.04	—	—
General and other	8.05	7.01	4.09

In 2014, Cove Point shortened the useful life of assets expected to be retired as a result of commencement of construction on the generating station associated with the Liquefaction Project, which resulted in an increase to depreciation expense of $6.2 million.

In connection with its rate case filing in November 2016, Cove Point revised its depreciation rates effective January 2017. The estimated annual impact is a $4.1 million increase to depreciation expense.

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

Dominion Midstream evaluates whether or not recovery of its regulatory assets through future rates is probable and makes various assumptions in its analyses. The expectations of future recovery are generally based on orders issued by FERC, legislation or historical experience, as well as discussions with FERC and legal counsel. If recovery of a regulatory asset is determined to be less than probable, it will be written off in the period such assessment is made.

Inventories

Materials and supplies and gas stored are valued primarily using the weighted-average cost method.

Natural Gas Imbalances

Natural gas imbalances occur when the physical amount of natural gas delivered from, or received by, a pipeline system or storage facility differs from the contractual amount of natural gas delivered or received. Dominion Midstream values these imbalances due to, or from, shippers and operators at an appropriate index price at period end, subject to the terms of the tariff for each regulated entity. Imbalances are settled in-kind and in cash. Imbalances due to Dominion Midstream from other parties are reported as current assets and imbalances that Dominion Midstream owes to other parties are reported as current liabilities in the Consolidated Balance Sheets.

Debt Issuance Costs

Dominion Midstream defers and amortizes debt issuance costs over the expected lives of the respective debt issues, considering maturity dates and, if applicable, redemption rights held by others. Deferred debt issuance costs are recorded as a reduction of long-term debt in the Consolidated Balance Sheets. Amortization of the issuance costs is reported as interest expense. Unamortized costs associated with the redemptions of debt securities prior to stated maturity dates are generally recognized and recorded in interest expense immediately. As permitted by regulatory authorities, gains or losses resulting from the refinancing of debt allocable to utility operations subject to cost-based rate regulation are deferred and amortized over the lives of the new issuances.

Goodwill

Dominion Midstream evaluates goodwill for impairment annually as of April 1 and whenever an event occurs or circumstances change in the interim that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value.

Asset Retirement Obligations

Dominion Midstream recognizes AROs at fair value as incurred or when sufficient information becomes available to determine a reasonable estimate of the fair value of future retirement activities to be performed, for which a legal obligation exists. These amounts are generally capitalized as costs of the related tangible long-lived assets. Since relevant market information is not available, fair value is estimated using discounted cash flow analyses. Periodically, Dominion Midstream evaluates the key assumptions underlying its AROs including estimates of the amounts and timing of future cash flows associated with retirement activities. AROs are adjusted when significant changes in these assumptions are identified. Dominion Midstream reports accretion of AROs and depreciation on asset retirement costs associated with its natural gas pipeline assets as an adjustment to the related regulatory liabilities when revenue is recoverable from customers for AROs.

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

For Dominion Midstream, the revised accounting guidance is effective for interim and annual periods beginning January 1, 2018. We have completed the preliminary stages of evaluating the impact of this guidance and, pending evaluation of the item discussed below, expect no significant impact on our results of operations. Now that our preliminary evaluation is complete, we will expand the scope of our assessment to include all contracts with customers. In addition, we are considering certain issues including recognition of revenue in contracts with variable consideration. Dominion Midstream intends to apply the standard using the modified retrospective method as opposed to the full retrospective method.

NOTE 4. ACQUISITIONS

Questar Pipeline

In October 2016, Dominion Midstream, following approval by the Conflicts Committee of Dominion Midstream GP, LLC, its general partner, entered into the Questar Pipeline Contribution Agreement to acquire Questar Pipeline from Dominion. Upon closing of the agreement on December 1, 2016, Dominion Midstream became the owner of all of the issued and outstanding membership interests of Questar Pipeline in exchange for consideration consisting of: (1) 6,656,839 common units with a value of $167.3 million (the number of Dominion Midstream common units issued to Dominion was determined by the volume-weighted average trading price of Dominion Midstream’s common units on the NYSE for the 10-day trading period immediately preceding closing,) (2) 11,365,628 Series A Preferred Units with a value of $300.0 million and (3) a cash payment of $822.7 million, $300.0 million of which is treated as a debt-financed distribution, for total consideration of $1.29 billion. In addition, Questar Pipeline’s debt of $435.0 million remains outstanding. As a result of the transaction, Dominion Midstream owns 100% of the membership interests in Questar Pipeline and will therefore consolidate Questar Pipeline in its financial statements. Because the contribution of Questar Pipeline by Dominion to Dominion Midstream is considered a reorganization of entities under common control, Questar Pipeline’s assets and liabilities are recorded in Dominion Midstream’s consolidated financial statements at Dominion’s historical cost of $989.3 million at December 1, 2016. Common control began on September 16, 2016, concurrent with Dominion’s acquisition of Dominion Questar, which was accounted for using the acquisition method of accounting. Accordingly, the consolidated financial statements of Dominion Midstream reflect Questar Pipeline’s financial results beginning September 16, 2016. The Questar Pipeline Acquisition supports the expansion of Dominion Midstream’s portfolio of natural gas terminaling, processing, storage, transportation and related assets.

To facilitate the financing of the acquisition of Questar Pipeline, Dominion Midstream completed a public issuance of 15,525,000 common units, which included a 2,025,000 common unit over-allotment option that was exercised in full by the underwriters, resulting in proceeds of $347.6 million, net of offering costs of $12.6 million, in November 2016. In addition, in December 2016, Dominion Midstream completed the private placement of 5,990,634 common units with a value of $137.5 million (determined by the price of the common units in the public offering discussed above, less $0.2475 in accordance with the Private Placement Agreement) and 18,942,714 Series A Preferred Units with a value of $500.0 million. Also in December 2016, Dominion Midstream entered into a $300.0 million three-year term loan agreement, which bears interest at a variable rate. The key terms of the term loan agreement are discussed in Note 15. Offering expenses associated with the private placement of common units ($3.1 million) and Series A Preferred Units ($9.9 million) and the term loan agreement ($1.5 million) were funded through a draw on the existing revolving credit facility with Dominion. As a condition to closing under the Questar Pipeline Contribution Agreement, Dominion Midstream repaid the outstanding $300.8 million senior unsecured promissory note payable to Dominion and repurchased 6,656,839 common units from Dominion for $167.3 million (based on the volume-weighted average trading price of Dominion Midstream’s common units on the NYSE for the 10-day trading period immediately preceding closing) in December 2016.

In connection with the private placement of common units and Series A Preferred Units, Dominion Midstream entered into

Notes to Consolidated Financial Statements, Continued

a registration rights agreement under which Dominion Midstream is required to register (1) the common units by March 31, 2017, (2) common units issuable upon conversion of the Series A Preferred Units by December 1, 2018, and (3) the Series A Preferred Units no earlier than December 1, 2021 provided that the required amount of units remain outstanding. Dominion Midstream’s registration statement for the applicable common units became effective in February 2017.

In connection with the acquisition of Questar Pipeline, transaction and transition costs of $2.0 million incurred by our general partner were expensed to operations and maintenance expense in the Consolidated Statements of Income. Dominion paid $1.6 million of these costs. Dominion did not seek reimbursement for such costs and accordingly, Dominion Midstream recognized an equity contribution from the general partner.

DCG

On April 1, 2015, Dominion Midstream entered into a Purchase, Sale and Contribution Agreement with Dominion pursuant to which Dominion Midstream acquired from Dominion all of the issued and outstanding membership interests of DCG in exchange for total consideration of $500.8 million, as adjusted for working capital. Total consideration to Dominion consisted of the issuance of a two-year $300.8 million senior unsecured promissory note, as adjusted for working capital, payable to Dominion at an annual interest rate of 0.6%, and 5,112,139 common units, valued at $200.0 million, representing limited partner interests in Dominion Midstream, to Dominion. The number of units was based on the volume weighted average trading price of Dominion Midstream’s common units for the 10 trading days prior to April 1, 2015, or $39.12 per unit. For the year ended December 31, 2016, total transition costs of $1.3 million were expensed as incurred to operations and maintenance expense in the Consolidated Statements of Income. These costs were paid by Dominion, and Dominion Midstream subsequently reimbursed Dominion. Subsequent to the DCG Acquisition through December 31, 2015, total transaction and transition costs of $2.0 million were expensed as incurred to operations and maintenance expense in the Consolidated Statements of Income. These costs were paid by Dominion. Dominion did not seek reimbursement for $0.7 million of such costs incurred subsequent to the DCG Acquisition in 2015, and accordingly Dominion Midstream recognized a capital contribution by the general partner. The DCG Acquisition supports the expansion of Dominion Midstream’s portfolio of natural gas terminaling, processing, storage, transportation and related assets.

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

NOTE 5. NET INCOME PER LIMITED PARTNER UNIT

Net income per limited partner unit applicable to common and subordinated units is computed by dividing the respective limited partners’ interest in net income attributable to Dominion Midstream, after deducting any distributions to holders of Series A Preferred Units and incentive distributions, by the weighted average number of common and subordinated units outstanding. Because Dominion Midstream has more than one class of participating securities, the two-class method is used when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units, subordinated units, Series A Preferred Units and IDRs.

Dominion Midstream’s net income is allocated to the limited partners in accordance with their respective partnership interests, after giving effect to priority income allocations to the holders of the Series A Preferred Units and incentive distributions, if any, to Dominion, the holder of the IDRs, pursuant to the partnership agreement. The distributions are declared and paid following the close of each quarter. Earnings in excess of distributions are allocated to the common and subordinated unitholders based on their respective ownership interests. Payments made to Dominion Midstream’s unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of earnings per limited partner unit.

Net income per limited partner unit is only calculated for the periods subsequent to the Offering as no units were outstanding prior to October 20, 2014. Diluted net income per limited partner unit is the same as basic net income per limited partner unit as there were no potentially dilutive common or subordinated units outstanding at December 31, 2015 and 2014. The Series A Preferred Units are potentially dilutive securities but for the year ended December 31, 2016 were antidilutive.

The calculation of net income per limited partner unit is as follows:

Year Ended December 31,	2016	2015	2014
(millions)
Net income attributable to partners	$106.4	$72.5	$9.5
Less: General partner allocation(1)	(1.6)	(0.7)	—
Less: Preferred unitholder allocation	3.2	—	—
Distributions declared on:
IDRs(2)	3.9	0.2	—
Common unitholders(3)	53.8	32.3	4.5
Subordinated unitholder(3)	30.9	24.8	4.4
Total distributions declared	88.6	57.3	8.9
Undistributed earnings	$16.2	$15.9	$0.6

(1)	See Note 4 for further information.
(2)	Dominion is a non-economic general partner that holds all of the IDRs.
(3)	Allocation of distributions for 2014 has been adjusted for rounding.

Distributions are declared subsequent to quarter end. The table below summarizes the quarterly distributions on common and subordinated units related to 2014, 2015 and 2016.

Quarterly Period Ended	Total Quarterly Distribution (per unit)		Total Cash Distribution (in millions)	Date of Declaration	Date of Record	Date of Distribution
December 31, 2014	$0.1389	(1)	$8.9	January 23, 2015	February 3, 2015	February 13, 2015
March 31, 2015	0.1750		12.1	April 22, 2015	May 5, 2015	May 15, 2015
June 30, 2015	0.1875		12.9	July 17, 2015	August 4, 2015	August 14, 2015
September 30, 2015	0.2000		15.5	October 23, 2015	November 3, 2015	November 13, 2015
December 31, 2015	0.2135		16.8	January 21, 2016	February 5, 2016	February 15, 2016
March 31, 2016	0.2245		17.8	April 19, 2016	May 3, 2016	May 13, 2016
June, 30, 2016	0.2355		19.0	July 22, 2016	August 5, 2016	August 15, 2016
September 30, 2016	0.2475		24.3	October 21, 2016	November 4, 2016	November 15, 2016
December 31, 2016	0.2605		27.5	January 25, 2017	February 6, 2017	February 15, 2017

(1)	For the period subsequent to the Offering through December 31, 2014, the initial quarterly cash distribution was calculated as the minimum quarterly distribution of $0.1750 per unit prorated for the portion of the quarter subsequent to the Offering.

Record holders of the Series A Preferred Units are entitled to receive cumulative quarterly distributions, payable in cash, payable in kind or a combination thereof at the option of our general partner, equal to $0.3134 in respect of each quarter ending before December 1, 2018. The table below summarizes the quarterly distributions on the Series A Preferred Units related to 2016.

Quarterly Period Ended	Total Distribution (in millions)		Amount Payable in Cash (in millions)	Amount Payable in Kind (in millions)
December 31, 2016	$3.2	(1)	$3.2	$—

(1)	For the period subsequent to the issuance of the Series A Preferred Units through December 31, 2016, the initial quarterly cash distribution was calculated as the minimum quarterly distribution of $0.3134 per unit prorated for the portion of the quarter subsequent to the issuance of the Series A Preferred Units.

Basic and diluted net income per limited partner unit for the year ended December 31, 2016 are as follows:

	Common Units	Subordinated Units	Series A Preferred Units	General Partner (including IDRs)	Total
(millions, except for weighted average units and per unit data)
General partner allocation	$—	$—	$—	$(1.6)	$(1.6)
Preferred unitholder allocation	—	—	3.2	—	3.2
Distributions declared	53.8	30.9	—	3.9	88.6
Undistributed earnings	9.8	6.4	—	—	16.2
Net income attributable to partners	$63.6	$37.3	$3.2	$2.3	$106.4
Weighted average units outstanding	48,732,519	31,972,789
Net income per limited partner unit	$1.30	$1.17

Basic and diluted net income per limited partner unit for the year ended December 31, 2015 are as follows:
	Common Units	Subordinated Units	General Partner (including IDRs)	Total
(millions, except for weighted average units and per unit data)
General partner allocation	$—	$—	$(0.7)	$(0.7)
Distributions declared	32.3	24.8	0.2	57.3
Undistributed earnings	8.7	7.2	—	15.9
Net income attributable to partners	$41.0	$32.0	$(0.5)	$72.5
Weighted average units outstanding	38,052,303	31,972,789
Net income per limited partner unit	$1.08	$1.00

Notes to Consolidated Financial Statements, Continued

Basic and diluted net income per limited partner unit for the period subsequent to the Offering through December 31, 2014 are as follows:
	Common Units	Subordinated Units	Total
(millions, except for weighted average units and per unit data)
Distributions declared(1)	$4.5	$4.4	$8.9
Undistributed earnings	0.3	0.3	0.6
Net income attributable to partners	$4.8	$4.7	$9.5
Weighted average units outstanding	31,975,079	31,972,789
Net income per limited partner unit	$0.15	$0.15

(1)	Allocation of distributions declared has been adjusted for rounding.

NOTE 6. UNIT ACTIVITY

Activity in number of units was as follows:

	Convertible Preferred		Common
	Public	Dominion	Public	Dominion	Subordinated	General Partner	Total
						(non-economic interest)
Balance at closing of the Offering	—	—	20,125,000	11,847,789	31,972,789	—	63,945,578
Unit-based compensation	—	—	2,322	—	—	—	2,322
Balance at December 31, 2014	—	—	20,127,322	11,847,789	31,972,789	—	63,947,900
Unit-based compensation	—	—	5,055	—	—	—	5,055
Units issued in connection with the DCG Acquisition	—	—	—	5,112,139	—	—	5,112,139
Units issued in connection with the acquisition of a noncontrolling partnership interest in Iroquois	—	—	8,622,305	—	—	—	8,622,305
Dominion purchase of common units(1)	—	—	(886,744)	886,744	—	—	—
Balance at December 31, 2015	—	—	27,867,938	17,846,672	31,972,789	—	77,687,399
Unit-based compensation	—	—	8,579		—	—	8,579
Dominion purchase of common units(1)	—	—	(657,956)	657,956	—	—	—
Units issued in connection with the Questar Pipeline Acquisition(2)	18,942,714	11,365,628	21,515,634	6,656,839	—	—	58,480,815
Repurchase of common units(2)	—	—	—	(6,656,839)	—	—	(6,656,839)
Balance at December 31, 2016	18,942,714	11,365,628	48,734,195	18,504,628	31,972,789	—	129,519,954

(1)	These units were purchased by Dominion as part of Dominion’s program initiated in September 2015, which expired in September 2016, to purchase from the market up to $50.0 million of common units representing limited partner interests in Dominion Midstream at the discretion of Dominion’s management.
(2)	These transactions occurred in conjunction with the Questar Pipeline Acquisition, and are discussed further in Note 4.

NOTE 7. OPERATING REVENUE

Operating revenue consists of the following:

Year Ended December 31,	2016	2015	2014
(millions)
Gas transportation and storage	$400.2	$310.4	$257.2
Regulated gas sales	6.4	—	—
Other	34.7	59.2	56.1
Total operating revenue	$441.3	$369.6	$313.3

NOTE 8. EQUITY METHOD INVESTMENTS

At December 31, 2016, Dominion Midstream used the equity method to account for its 25.93% noncontrolling partnership interest in Iroquois and its 50% noncontrolling partnership interest in White River Hub. See further discussion of Iroquois in Notes 1 and 14. White River Hub is a FERC-regulated transporter of natural gas with facilities that connect with six interstate pipeline systems and a major processing plant in Colorado. The table below summarizes distributions received and income earned from Dominion Midstream’s equity method investees and the carrying amount of the investments at December 31, 2016 and 2015, as applicable.

Year Ended December 31,	2016		2015
(in millions)	Iroquois	White River Hub	Iroquois
Distributions received	$23.3	$1.8	$2.6
Income from equity method investees	21.9	1.1	6.6
Carrying amount of investment	218.7	39.1	220.5
Excess of investment over Dominion Midstream’s share of underlying equity in net assets(1)	122.9	16.1	122.9

(1)	The difference between the carrying value of Dominion Midstream’s equity method investments and its share in the underlying equity of its share in net assets reflects equity method goodwill and is not being amortized.

Summarized financial information provided to us by Iroquois for 100% of Iroquois at December 31, 2016 and 2015, for the year ended December 31, 2016 and for the period from September 29, 2015 through December 31, 2015 is presented below.

(in millions)	At December 31, 2016	At December 31, 2015
Current assets	$120.1	$109.7
Noncurrent assets	610.6	630.3
Current liabilities	23.9	23.3
Noncurrent liabilities	335.0	340.9

(in millions)	Year ended December 31, 2016	Period ended December 31, 2015
Revenues	$195.2	$49.7
Operating income	102.9	26.0
Net income	86.1	22.0

Summarized financial information provided to us by White River Hub for 100% of White River Hub from September 16, 2016, the inception date of common control for Questar Pipeline as described in Note 4, through December 31, 2016 is presented below.

(in millions)	At December 31, 2016
Current assets	$2.9
Noncurrent assets	44.0
Current liabilities	0.7
Noncurrent liabilities	0.2

(in millions)	Period Ended December 31, 2016
Revenues	$2.8
Operating income	2.2
Net income	2.0

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment and their respective balances for Dominion Midstream are as follows:

At December 31,	2016	2015
(millions)
Storage	$1,189.1	$875.9
Transmission	2,212.9	695.0
Gas gathering and processing	17.4	—
General and other	83.9	38.5
Plant under construction	3,408.1	2,236.3
Total property, plant and equipment	$6,911.4	$3,845.7

NOTE 10. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in Dominion Midstream’s carrying amount and segment allocation of goodwill are presented below:

	Dominion Energy	Corporate and Other	Total
(millions)
Balance at December 31, 2014(1)	$45.9	$—	$45.9
DCG Acquisition	249.6	—	249.6
Balance at December 31, 2015(1)	$295.5	$—	$295.5
Questar Pipeline Acquisition	523.7	—	523.7
Balance at December 31, 2016(1)	$819.2	$—	$819.2

(1)	There are no accumulated impairment losses.

Other Intangible Assets

Dominion Midstream’s other intangible assets are subject to amortization over their estimated useful lives. Dominion Midstream’s amortization expense for intangible assets was $2.2 million, $2.1 million and $0.6 million in 2016, 2015 and 2014, respectively. The increase in intangible assets in 2016 is primarily due to software acquired in the Questar Pipeline Acquisition. The acquired intangible assets have an estimated weighted-average amortization period of approximately five years. The components of intangible assets are as follows:

At December 31,	2016		2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(millions)
Software	$34.5	$26.8	$17.4	$12.8
Licenses	11.0	3.6	11.0	3.3
Other	4.9	2.4	14.0	10.5
Total	$50.4	$32.8	$42.4	$26.6

Annual amortization expense for these intangible assets is estimated to be as follows:

	2017	2018	2019	2020	2021
(millions)
	$2.0	$1.8	$1.6	$0.7	$0.6

NOTE 11. REGULATORY ASSETS AND LIABILITIES

Regulatory assets and liabilities include the following:

At December 31,	2016	2015
(millions)
Regulatory assets:
Unrecovered gas costs(1)	$3.3	$1.4
Interest rate hedges(2)	0.6	—
Other	1.2	0.3
Regulatory assets-current	5.1	1.7
Income taxes recoverable through future rates(3)	3.6	2.5
Interest rate hedges(2)	34.0	—
Cost of reacquired debt(4)	1.5	—
Other	1.1	—
Regulatory assets-non-current	40.2	2.5
Total regulatory assets	$45.3	$4.2
Regulatory liabilities:
Overrecovered gas costs(1)	$0.4	$0.1
LNG cargo obligations(5)	3.2	3.0
Customer bankruptcy settlement(6)	2.8	3.1
Other	1.1	0.5
Regulatory liabilities-current	7.5	6.7
Provision for future cost of removal and AROs(7)	100.0	45.7
Unrecognized other postretirement benefit costs(8)	11.1	—
Customer bankruptcy settlement(6)	17.6	20.5
Other	0.4	0.5
Regulatory liabilities-non-current	129.1	66.7
Total regulatory liabilities	$136.6	$73.4

(1)	Reflects unrecovered/overrecovered gas costs, which are subject to annual filings with FERC.
(2)	Reflects interest rate cash flow hedges recoverable from customers. Questar Pipeline entered into forward starting swaps totaling $150.0 million

Notes to Consolidated Financial Statements, Continued

in the second and third quarters of 2011 in anticipation of issuing $180.0 million of notes in December 2011. Settlement of these swaps required payments of $37.3 million in the fourth quarter of 2011 because of declines in interest rates. These swaps qualified as cash flow hedges and the settlement payments are being amortized to interest expense over the 30-year life of the debt.
(3)	Amounts to be recovered through future rates to pay income taxes that become payable by unitholders when rate revenue is provided to recover AFUDC-equity when such amounts are recovered through book depreciation.
(4)	Represents charges incurred on the reacquisition of debt by Questar Pipeline that are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 4.0 years at December 31, 2016.
(5)	Reflects obligations to the Import Shippers for LNG cargo received. See Note 12 for further information.
(6)	Represents the balance of proceeds from the monetization of a bankruptcy claim acquired as part of the DCG Acquisition, which is being amortized into operating revenue through February 2024.
(7)	Rates charged to customers include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(8)	Reflects a regulatory liability for the collection of postretirement medical costs allowed in rates in excess of expenses incurred at Questar Pipeline.

At December 31, 2016 and 2015, approximately $39.0 million and $1.7 million, respectively, of regulatory assets represented past expenditures on which Dominion Midstream does not currently earn a return. With the exception of regulatory assets related to interest rate hedges, these expenditures are expected to be recovered within two years.

NOTE 12. REGULATORY MATTERS

FERC regulates the transportation and sale for resale of natural gas in interstate commerce under the NGA and the Natural Gas Policy Act of 1978, as amended. Under the NGA, FERC has authority over rates, terms and conditions of services performed by Cove Point, DCG and Questar Pipeline. FERC also has jurisdiction over siting, construction and operation of natural gas import and export facilities and interstate natural gas pipeline facilities.

In November 2016, pursuant to the terms of a previous settlement, Cove Point filed a general rate case for its FERC-jurisdictional services, with 23 proposed rates to be effective January 1, 2017. Cove Point proposed an annual cost-of-service of approximately $140 million. In December 2016, FERC accepted a January 1, 2017 effective date for all proposed rates but five which were suspended to be effective June 1, 2017. This case is pending.

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

Two parties have separately filed petitions for review of the FERC Order in the U.S. Court of Appeals for the D.C. Circuit, which petitions have been consolidated. Separately, one party requested a stay of the FERC Order until the judicial proceedings are complete, which the court denied in June 2015. In July 2016, the court denied one party’s petition for review of the FERC Order authorizing the Liquefaction Project. The court also issued a decision remanding the other party’s petition for review of the FERC Order to FERC for further explanation of how FERC’s decision that a previous transaction with an existing import shipper was not unduly discriminatory. Cove Point believes that on remand FERC will be able to justify its decision. This case is pending.

Prior to importing or exporting LNG, Cove Point must receive approvals from the DOE. In September 2013, the DOE granted Non-FTA Authorization approval for the export of up to 0.77 bcfe/day of natural gas to countries that do not have a free trade agreement for trade in natural gas. In June 2016, a party filed a petition for review of this approval in the U.S. Court of Appeals for the D.C. Circuit. This case is pending.

In 2014, DCG executed three binding precedent agreements for the approximately $120 million Charleston Project. In February 2017, DCG received FERC authorization to construct and operate the project facilities, which are expected to be placed into service in the fourth quarter of 2017.

In 2015, Cove Point executed binding agreements for the approximately $150 million Eastern Market Access Project. In November 2016, Cove Point filed an application to request FERC authorization to construct and operate the project facilities which are expected to be placed into service in late 2018.

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

The changes to AROs during 2015 and 2016 are as follows:

Amount
(millions)
AROs at December 31, 2014	$0.4
DCG Acquisition	12.6
Obligations settled during the period	(1.8)
Revisions in estimated cash flows	1.7
Accretion	0.6
AROs at December 31, 2015(1)	$13.5
Questar Pipeline Acquisition	16.5
Obligations settled during the period	(0.7)
Revisions in estimated cash flows	—
Accretion	0.9
AROs at December 31, 2016(1)	$30.2

(1)	Includes $0.5 million and $0.9 million reported in other current liabilities at December 31, 2015 and 2016, respectively.

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

Dominion Midstream has also identified, but not recognized, AROs related to the retirement of Questar Pipeline’s storage wells in its underground natural gas storage network as it currently does not have sufficient information to estimate a reasonable range of expected retirement dates for these assets since the economic lives of these assets can be extended indefinitely through regular repair and maintenance. Dominion Midstream currently does not have any plans to retire or dispose of these assets. As a result, a settlement date is not determinable for these assets and AROs will not be reflected in the Consolidated Financial Statements until sufficient information becomes available to determine a reasonable estimate of the fair value of the activities to be performed. Dominion Midstream continues to monitor operational and strategic developments to identify if sufficient information exists to reasonably estimate a retirement date for these assets.

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

DRS, DCGS, Dominion Payroll and QPC Services Company

In connection with the Offering, our general partner entered into a services agreement with DRS. DRS provides administrative, management and other services to Dominion and its subsidiaries as a subsidiary service company. From time to time and at the option of our general partner, our general partner will request that DRS provide, and reimburse DRS for the cost of providing, such administrative, management and other services as it deems necessary or appropriate for our operations. We will reimburse our general partner and its affiliates for the associated costs of obtain-

ing these services. For the years ended December 31, 2016, 2015 and 2014, these costs were $1.2 million, $0.9 million and $0.1 million, respectively.

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

Additionally, in connection with Dominion Midstream’s pending acquisition of Questar Pipeline, Questar Pipeline entered into service agreements effective November 16, 2016 with QPC Services Company and transferred its employees and employee-related assets and liabilities via an equity contribution of $37.0 million. QPC Services Company provides human resources and operations services to Dominion and its subsidiaries as a subsidiary service company.

In addition to the services purchased by our general partner, Dominion Midstream purchased shared services from DRS, DCGS and QPC Services Company of approximately $25.4 million, $15.7 million and $2.3 million, respectively, for the year ended December 31, 2016. Dominion Midstream purchased shared services from DRS and Dominion Payroll of approximately $15.7 million and $12.7 million, respectively, during the year ended December 31, 2015. Cove Point purchased shared services from DRS of approximately $12.2 million during the year ended December 31, 2014. The Consolidated Balance Sheets at December 31, 2016 and 2015 include amounts due from Dominion Midstream to DRS, DCGS and QPC Services Company of approximately $6.3 million and $2.8 million, respectively.

Dominion Midstream determined that neither it nor any of its consolidated entities is the primary beneficiary of DRS, DCGS, Dominion Payroll or QPC Services Company, as neither it nor any of its consolidated entities has both the power to direct the activities that most significantly impact their economic performance as well as the obligation to absorb losses and benefits which could be significant to them. Neither Dominion Midstream nor any of its consolidated entities has any obligation to absorb more than its allocated share of DRS, DCGS, Dominion Payroll or QPC Services Company costs.

NOTE 15. LONG-TERM DEBT AND AFFILIATED LONG-TERM DEBT

At December 31,	2016 Weighted- average Coupon(1)	2016	2015
(millions, except percentages)
Term loan, variable rate, due in 2019(2)	2.19%	$300.0	$—
Unsecured senior and medium-term notes, 5.83% and 6.48%, due in 2018(3)	5.84	255.0	—
Unsecured senior notes, 4.875%, due in 2041(3)	4.88	180.0	—
Affiliated senior unsecured promissory note, 0.6%, due in 2017(4)	0.60	—	300.8
Total principal		735.0	300.8
Unamortized debt issuance costs		(5.1)	—
Total long-term debt and affiliated long-term debt		$729.9	$300.8

Notes to Consolidated Financial Statements, Continued

(1)	Represents weighted-average coupon rates for debt outstanding at December 31, 2016.
(2)	Secured by a guarantee provided by Dominion.
(3)	Represents debt acquired by Dominion Midstream as a result of the Questar Pipeline Acquisition.
(4)	Dominion Midstream repaid this note in December 2016 in connection with the Questar Pipeline Acquisition. See Note 4 for further information.

Based on stated maturity dates, the scheduled principal payments of long-term debt at December 31, 2016, were as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
(millions, except percentages)
Term loan	$—	$—	$300.0	$—	$—	$—	$300.0
Unsecured senior and medium-term notes	$—	$255.0	$—	$—	$—	$180.0	$435.0
Weighted-average coupon		5.84%	2.19%			4.88%

The debt instruments described above are reported at historical cost. At December 31, 2016 and 2015, the fair value of Dominion Midstream’s outstanding debt was $744.8 million and $282.4 million, respectively. The estimated fair value has been determined using available market information and valuation methodologies considered appropriate by management. The fair value was calculated using market interest rates currently available for issuance of debt with similar terms and remaining maturities. The fair value measurement is classified as Level 2.

Covenants of Term Loan Agreement

The key terms of Dominion Midstream’s $300.0 million term loan agreement include limitations on the incurrence of additional indebtedness by Dominion Midstream’s subsidiaries, a requirement that amounts due and payable under the term loan agreement be paid prior to Dominion Midstream making any distributions to unitholders and the maintenance of a quarterly leverage ratio, defined as the ratio of debt to cash flow for the four-fiscal quarter period most recently ended, not greater than 5.0 to 1.0 (or during the period following certain acquisitions, 5.50 to 1.0). If Dominion Midstream fails to make payments under the term loan agreement or becomes subject to bankruptcy or other insolvency proceedings, these covenants could result in the acceleration of principal and interest payments and restrictions on distributions to unitholders.

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

Pension benefits for Cove Point employees are covered by the Dominion Pension Plan, a defined benefit pension plan sponsored by Dominion that provides benefits to multiple Dominion subsidiaries. Retirement benefits payable are based primarily on years of service, age and the employee’s compensation. As a participating employer, Cove Point is subject to Dominion’s funding policy, which is to contribute annually an amount that is in accordance with the provisions of ERISA. During 2016, Cove Point made no contributions to the Dominion Pension Plan, and no contributions to this plan are currently expected in 2017. Net periodic pension cost related to this plan was $1.2 million, $1.4 million and $1.1 million in 2016, 2015 and 2014, respectively, recorded in other operations and maintenance expense in the Consolidated Statements of Income. The funded status of various Dominion subsidiary groups and employee compensation are the basis for determining the share of total pension costs for participating Dominion subsidiaries. At December 31, 2016 and 2015, amounts due to Dominion associated with this plan, were $6.2 million and $5.0 million, respectively, recorded in pension and other postretirement benefit liabilities on the Consolidated Balance Sheets.

Retiree healthcare and life insurance benefits for Cove Point employees are covered by the Dominion Retiree Health and Welfare Plan, a plan sponsored by Dominion that provides certain retiree healthcare and life insurance benefits to multiple Dominion subsidiaries. Annual employee premiums are based on several factors such as age, retirement date and years of service. Net periodic benefit (credit) cost related to this plan was $(0.4) million for 2016, 2015 and 2014, recorded in other operations and maintenance expense in the Consolidated Statements of Income. Employee headcount is the basis for determining the share of total other postretirement benefit costs for participating Dominion subsidiaries. At December 31, 2016 amounts owed to Dominion Midstream associated with this plan were $0.9 million, recorded in other noncurrent assets on the Consolidated Balance Sheets. At December 31, 2015, liabilities to Dominion associated with this plan were less than $0.1 million, recorded in pension and other postretirement benefit liabilities on the Consolidated Balance Sheets.

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

Defined Contribution Plans

Cove Point also participates in Dominion-sponsored defined contribution employee savings plans that cover multiple Dominion subsidiaries. Cove Point recognized $0.4 million, $0.3 million and $0.2 million of expense in other operations and maintenance expense in the Consolidated Statements of Income in 2016, 2015 and 2014, respectively, as employer matching contributions to these plans.

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

In June 2014, a party filed a notice of petition for judicial review of the CPCN with the Circuit Court for Baltimore City in Maryland. In September 2014, the party filed with the Maryland Commission a motion to stay the CPCN pending judicial review of the CPCN. In December 2014, the Circuit Court issued an order affirming the Maryland Commission’s grant of the CPCN and dismissing the appeal, and the motion for stay was denied by the Maryland Commission. In January 2015, the same party filed a Notice of Appeal of the Baltimore Circuit Court’s Order affirming the Maryland Commission’s grant of the CPCN with the Court of Special Appeals of Maryland. In February 2016, the Court of Special Appeals of Maryland issued an order affirming the judgment of the Circuit Court for Baltimore City in Maryland which affirmed the decision of the Maryland Commission granting the CPCN. In December 2016, following further appeal, the Court of Appeals of Maryland issued an order affirming the judgment of the Court of Special Appeals.

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

Surety Bonds

At December 31, 2016, Dominion Midstream had purchased $13.3 million of surety bonds including $9.8 million held by Cove Point. Under the terms of surety bonds, Dominion Midstream is obligated to indemnify the respective surety bond company for any amounts paid.

Lease Commitments

Dominion Midstream leases various facilities, vehicles and equipment under operating lease arrangements, the majority of which include terms of one year or less, require payments on a monthly or annual basis and can be canceled at any time. Rental expense for Dominion Midstream totaled $3.2 million, $2.8 million and $2.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. The majority of rent expense is included within other operations and maintenance expense in the Consolidated Statements of Income.

NOTE 19. CREDIT RISK

Credit risk is the risk of financial loss if counterparties fail to perform their contractual obligations. In order to minimize overall credit risk, credit policies are maintained, including the evaluation of counterparty financial condition. In addition, counterparties may make available collateral, including letters of credit, payment guarantees, or cash deposits.

Dominion Midstream provides service to approximately 130 customers, including the Storage Customers, marketers or end users, power generators, utilities and the Import Shippers. The two largest customers comprised approximately 57% and 71% of the total transportation and storage revenues for the years ended December 31, 2016 and 2015, respectively, with Dominion Midstream’s largest customer representing approximately 44% and 57% of such amounts during 2016 and 2015.

For the year ended December 31, 2014, Cove Point provided service to 23 customers, including the Storage Customers, sixteen marketers or end users and the Import Shippers. The three largest customers comprised approximately 93% of the total transportation and storage revenues for the year ended December 31, 2014. Cove Point’s largest customer represented approximately 72% of such amounts in 2014.

Dominion Midstream maintains a provision for credit losses based on factors surrounding the credit risk of its customers, his-

Notes to Consolidated Financial Statements, Continued

torical trends and other information. At December 31, 2016 and 2015, the provision for credit losses was less than $0.1 million. Management believes, based on credit policies and the December 31, 2016 provision for credit losses, that it is unlikely that a material adverse effect on financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

NOTE 20. RELATED-PARTY TRANSACTIONS

Dominion Midstream engages in related-party transactions primarily with other Dominion subsidiaries (affiliates), including our general partner. Dominion Midstream’s receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. Cove Point participates in certain Dominion benefit plans as described in Note 16. Transactions related to the DCG Acquisition and Questar Pipeline Acquisition are described in Notes 4 and 15. A discussion of the remaining significant related party transactions follows.

Transactions with Affiliates

DRS provides accounting, legal, finance and certain administrative and technical services to Dominion Midstream and DCGS (Dominion Payroll prior to January 1, 2016) and QPC Services Company provide human resources and operations services to Dominion Midstream. Refer to Note 14 for further information.

Dominion may seek reimbursement from DCG for costs incurred related to Dominion’s transition services agreement with SCANA to provide administrative functions related to DCG. For the year ended December 31, 2016, DCG reimbursed Dominion a total of $1.5 million for such costs. Subsequent to the DCG Acquisition through December 31, 2015, DCG reimbursed Dominion a total of $2.9 million for such costs.

Dominion Midstream provides transportation and other services to affiliates and affiliates provide goods and services to Dominion Midstream.

Affiliated transactions are presented below:

Year Ended December 31,	2016	2015	2014
(millions)
Sales of natural gas transportation services to affiliates	$25.9	$2.2	$2.4
Services provided to affiliates	1.1	—	—
Purchased gas from affiliates	2.4	0.5	6.0
Goods and services provided by affiliates to Dominion Midstream(1)	63.1	35.4	16.1

(1)	Includes $28.3 million, $13.3 million and $6.7 million of capitalized expenditures in 2016, 2015 and 2014, respectively.

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

At December 31, 2016 and 2015, $63.2 million and $5.9 million was outstanding against the credit facility, respectively. In January and February 2017, Dominion Midstream drew an additional $11.4 million on the credit facility to fund property tax at DCG and expansion capital expenditures and repaid $11.0 million. Outstanding borrowings are presented within current liabilities as such amounts could become payable on demand after a 90-day termination notice provided by either party. No such notice has been provided through the date of this filing. The weighted-average interest rate of these borrowings was 2.30% and 2.28% at December 31, 2016 and 2015, respectively. Interest charges related to Dominion Midstream’s borrowings against the facility were $0.4 million and $0.1 million for the years ended December 31, 2016 and 2015.

Income Taxes

As described in Note 21, Cove Point, DCG and Questar Pipeline participated in Dominion’s intercompany tax sharing agreement prior to Dominion Midstream’s acquisition of the Preferred Equity Interest and non-economic general partner interest in Cove Point and its acquisitions of DCG and Questar Pipeline.

In 2014, Cove Point settled $1.2 million of income taxes payable prior to the Offering, and at the time of the Offering, settled $147.9 million of income taxes payable and deferred income taxes. In 2016 and 2015, Questar Pipeline and DCG settled $282.5 million and $13.4 million of income taxes payable and deferred income taxes, respectively. These settlements are reflected as equity transactions in Dominion Midstream’s Consolidated Financial Statements.

Cove Point’s participation in this tax sharing agreement was terminated in 2014 in connection with the Offering, and DCG’s and Questar Pipeline’s participation was terminated in 2015 and 2016 in connection with the DCG Acquisition and the Questar Pipeline Acquisition, respectively.

Natural Gas Imbalances

Dominion Midstream maintains natural gas imbalances with affiliates. The imbalances with affiliates are provided below:

Year Ended December 31,	2016	2015
(millions)
Imbalances payable to affiliates	$0.1	$0.8
Imbalances receivable from affiliates(1)	6.3	—
(1)	Recorded in other current assets in the Consolidated Balance Sheets.

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

Contributions from Dominion

In 2014, prior to the Offering, Dominion contributed $238.7 million to Cove Point. For the years ended December 31, 2016 and 2015, Dominion contributed $1.1 billion and $941.2 million, respectively, to Cove Point. In January and February 2017, Dominion contributed a total of $253.1 million to Cove Point. These contributions from Dominion to Cove Point represent funding for capital expenditures related to the Liquefaction Project. In November 2016, Dominion contributed $1.0 million in cash to Questar Pipeline to fund operations. In February 2015, Dominion contributed $1.3 million in cash to DCG to fund operations.

NOTE 21. INCOME TAXES

Dominion Midstream is organized as an MLP, a pass-through entity for U.S. federal and state income tax purposes. Each unitholder is responsible for taking into account the unitholder’s respective share of Dominion Midstream’s items of taxable income, gain, loss and deduction in the preparation of income tax returns. Upon the closing of the Offering, Cove Point became a pass-through entity for U.S. federal and state income tax purposes. Effective April 1, 2015, the date of the DCG Acquisition, DCG is treated as a component of Dominion Midstream for income tax purposes. Effective December 1, 2016, the date of the Questar Pipeline Acquisition, Questar Pipeline is treated as a component of Dominion Midstream for income tax purposes. Accordingly, Dominion Midstream’s Consolidated Financial Statements do not include income taxes for the period subsequent to the Offering, with the exception of income taxes attributable to the DCG Predecessor and Questar Pipeline Predecessor.

Prior to the completion of the Offering, Cove Point was not treated as a partnership for U.S. federal and state income tax purposes. Its business activities were included in the consolidated U.S. federal and certain state income tax returns of Dominion or DCPI. DCG operated as a taxable corporation at the time of Dominion’s acquisition of DCG. In March 2015, DCG converted to a single member limited liability company and as a result, became a disregarded entity for income tax purposes and was treated as a taxable division of its corporate parent. Its business activities from the time of Dominion’s acquisition of DCG through March 2015, were included in the consolidated U.S. federal and certain state income tax returns of Dominion for 2015. Questar Pipeline is a disregarded entity for income tax purposes and was treated as a taxable division of its corporate parent. Its business activities from the time of Dominion’s acquisition of Dominion Questar through November 2016 will be included in the consolidated U.S. federal and certain state income tax returns of Dominion. Dominion Midstream’s Consolidated Financial Statements reflect income taxes for the same period. For periods prior to Dominion’s acquisition of Dominion Questar in September 2016, Questar Pipeline was included in the consolidated federal and certain state tax returns of its parent, Dominion Questar.

Current income taxes for Cove Point, DCG and Questar Pipeline were based on taxable income or loss, determined on a separate company basis, and, where applicable, settled in accordance with the principles of Dominion’s intercompany tax sharing agreement. The settlements of Cove Point’s, DCG’s and Questar Pipeline’s federal and state income taxes payable and net deferred income taxes are reflected as equity transactions in Dominion Midstream’s Consolidated Financial Statements.

The income tax (benefit) provision is summarized as follows:

Year Ended December 31,	2016(1)	2015(2)	2014(3)
(millions)
Current:
Federal	$7.2	$0.5	$33.6
State	0.6	0.1	5.1
Total current expense	7.8	0.6	38.7
Deferred:
Federal	(1.3)	1.3	9.9
State	(0.2)	0.2	3.2
Total deferred expense	(1.5)	1.5	13.1
Total income tax expense	$6.3	$2.1	$51.8

(1)	2016 income taxes are attributable to the Questar Pipeline Predecessor.
(2)	2015 income taxes are attributable to the DCG Predecessor.
(3)	Income taxes recognized prior to the Offering.

Notes to Consolidated Financial Statements, Continued

The statutory U.S. federal income tax rate reconciles to the effective income tax rate as follows:

Year Ended December 31,	2016	2015	2014
U.S. statutory rate	35.0%	35.0%	35.0%
Partnership income not subject to income taxes(1)	(32.4)	(34.1)	(5.8)
Increases resulting from:
State taxes, net of federal benefit	0.1	0.1	3.4
Other, net	—	—	0.1
Effective tax rate	2.7%	1.0%	32.7%

(1)	Reflects the pass-through entity status of Dominion Midstream, including the operations of Questar Pipeline subsequent to the Questar Pipeline Acquisition, DCG subsequent to the DCG Acquisition and Cove Point.

In 2016 and 2015, there were no unrecognized tax benefits, and amounts for 2014 were immaterial.

Effective for its 2014 tax year, Dominion was accepted into the CAP. Through the CAP, Dominion has the opportunity to resolve complex tax matters with the IRS before filing its federal income tax returns, thus achieving certainty for such tax return filing positions agreed to by the IRS. The IRS has completed its audit of Dominion’s consolidated federal tax returns for tax years 2013, 2014, and 2015, for which the statute of limitations has not yet expired. Although Dominion has not received a final letter indicating no changes to its taxable income for tax year 2015, no adjustments are expected. The IRS examination of tax year 2016 is ongoing. For Dominion Questar and its consolidated subsidiaries which also participate in a CAP maintenance program, the IRS has completed its examination of tax years through 2015. For Dominion Questar’s consolidated returns, the statute of limitations has expired for tax years prior to 2013.

For Cove Point, the earliest tax year remaining open for examination by Maryland tax authorities is 2013. Since DCG was included in SCANA’s consolidated South Carolina tax returns for periods prior to being acquired by Dominion in January 2015, SCANA is obligated for any additional taxes assessed for those periods. Questar Pipeline was included in Dominion Questar’s consolidated Utah and Colorado returns for periods prior to Dominion’s acquisition of Dominion Questar and will be included in Dominion’s consolidated Utah and Colorado returns for tax year 2016. The earliest year open for examination of both Dominion Questar’s consolidated Utah and Colorado returns is 2013.

Dominion will pay any additional income taxes assessed by tax authorities related to Questar Pipeline’s business activities for periods prior to December 1, 2016, DCG’s business activities during the period January 31, 2015 through March 31, 2015, and Cove Point’s business activities occurring prior to October 20, 2014.

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

Issuance Date	Common Units Issued
October 2014	2,322
January 2015	5,055
January 2016	7,761
October 2016	818
January 2017	10,740
February 2017	2,389

For the years ended December 31, 2016, 2015 and 2014, $0.3 million, $0.2 million and $0.1 million, respectively, of expense was recognized within other operations and maintenance expense in the Consolidated Statements of Income.

NOTE 23. OPERATING SEGMENT

Dominion Midstream is organized primarily on the basis of products and services sold in the U.S. Dominion Energy, Dominion Midstream’s operating segment, consists of gas transportation, LNG import and storage.

Dominion Midstream also reports a Corporate and Other segment. The Corporate and Other segment primarily includes items attributable to Dominion Midstream’s operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources among the segments. In 2016, expenses of $7.9 million ($6.9 million after tax) were recorded related to certain transaction and transition costs associated with the Questar Pipeline Acquisition. Additionally, $1.6 million of such costs were incurred by our general partner in 2016, for which Dominion did not seek reimbursement. In 2015, expenses of $1.7 million were recorded related to certain transition costs associated with the DCG Acquisition. There were no such items in 2014.

The following table presents segment information pertaining to Dominion Midstream’s operations:

Year Ended December 31,	Dominion Energy	Corporate and Other	Consolidated Total
(millions)
2016
Operating revenue	$441.3	$—	$441.3
Depreciation and amortization	56.6	—	56.6
Earnings from equity method investees	23.0	—	23.0
Interest and related charges	7.3	—	7.3
Income tax expense	7.3	(1.0)	6.3
Net income (loss) including noncontrolling interest and Questar Pipeline Predecessor	238.2	(8.5)	229.7
Net income (loss) including noncontrolling interest	225.8	(1.6)	224.2
Net income (loss) attributable to partners	108.0	(1.6)	106.4
Investment in equity method affiliates	257.8	—	257.8
Capital expenditures	1,276.8	—	1,276.8
Total assets at December 31	7,186.9	—	7,186.9
2015
Operating revenue	$369.6	$—	$369.6
Depreciation and amortization	40.4	—	40.4
Earnings from equity method investee	6.6	—	6.6
Interest and related charges	0.6	—	0.6
Income tax expense	2.1	—	2.1
Net income (loss) including noncontrolling interest and DCG Predecessor	198.2	(1.7)	196.5
Net income (loss) including noncontrolling interest	194.9	(0.7)	194.2
Net income (loss) attributable to partners	73.2	(0.7)	72.5
Investment in equity method affiliate	220.5	—	220.5
Capital expenditures	1,282.1	—	1,282.1
Total assets at December 31	4,125.2	—	4,125.2
2014
Operating revenue	$313.3	$—	$313.3
Depreciation and amortization	37.7	—	37.7
Interest and related charges	—	—	—
Income tax expense	51.8	—	51.8
Net income including noncontrolling interest	106.9	—	106.9
Net income including noncontrolling interest subsequent to initial public offering	26.3	—	26.3
Net income attributable to limited partners subsequent to initial public offering	9.5	—	9.5
Capital expenditures	572.2	—	572.2

NOTE 24. QUARTERLY FINANCIAL AND PER UNIT DATA (UNAUDITED)

A summary of Dominion Midstream’s quarterly results of operations for the years ended December 31, 2016 and 2015 follows. Amounts reflect all adjustments necessary in the opinion of management for a fair statement of the results for the interim periods.

	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter	Full Year
(millions, except per unit data)
2016
Operating revenue	$83.0	$85.6	$95.2	$177.5	$441.3
Income from operations	44.8	48.5	46.5	77.3	217.1
Net income including noncontrolling interest and predecessors	51.8	53.1	50.2	74.6	229.7
Net income including noncontrolling interest	51.8	53.1	53.4	65.9	224.2
Net income attributable to partners	23.1	22.5	24.3	36.5	106.4
Net income per limited partner unit (basic and diluted)
Common Units	$0.29	$0.28	$0.30	$0.38	$1.30
Subordinated Units	0.29	0.28	0.30	0.34	1.17
Unit prices (intraday high-low)	$35.88 - 23.12	$34.47 - 25.25	$28.92 - 23.17	$29.75 - 23.20	$35.88 - 23.12
2015
Operating revenue	$78.4	$105.4	$103.1	$82.7	$369.6
Income from operations	44.7	47.2	48.7	51.0	191.6
Net income including noncontrolling interest and DCG Predecessor	42.8	47.2	48.8	57.7	196.5
Net income including noncontrolling interest	40.5	47.2	48.8	57.7	194.2
Net income attributable to partners	11.8	17.6	18.0	25.1	72.5
Net income per limited partner unit (basic and diluted)
Common Units	$0.19	$0.26	$0.28	$0.32	$1.08
Subordinated Units	0.19	0.26	0.24	0.32	1.00
Unit prices (intraday high-low)	$42.31 - 33.16	$44.34 - 36.90	$39.63 - 24.50	$34.86 - 25.64	$44.34 - 24.50

(1)	The third quarter of 2016 has been recast to give effect to the Questar Pipeline Acquisition beginning on September 16, 2016, the date of Dominion’s acquisition of Dominion Questar and the inception date of common control. Prior to the Questar Pipeline Acquisition, Dominion Midstream’s third quarter operating revenues, income from operations and net income including noncontrolling interest and predecessors were $85.0 million, $47.7 million and $53.4 million, respectively.

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

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require Dominion Midstream’s 2016 Annual Report to contain a management’s report and a report of the independent registered public accounting firm regarding the effectiveness of internal control. As a basis for the report, Dominion Midstream tested and evaluated the design and operating effectiveness of internal controls. Based on its assessment as of December 31,

2016, Dominion Midstream’s general partner makes the following assertions:

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

Management evaluated Dominion Midstream’s internal control over financial reporting as of December 31, 2016. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Dominion Midstream maintained effective internal control over financial reporting as of December 31, 2016.

Dominion Midstream’s independent registered public accounting firm is engaged to express an opinion on Dominion Midstream’s internal control over financial reporting, as stated in their report which is included herein.

In December 2016, Dominion Midstream acquired Questar Pipeline. Dominion Midstream excluded all of the acquired Questar Pipeline business from the scope of management’s assessment of the effectiveness of Dominion Midstream’s internal control over financial reporting as of December 31, 2016. Questar Pipeline constituted 19% of Dominion Midstream’s total revenues for 2016 and 18% of Dominion Midstream’s total assets as of December 31, 2016.

February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Dominion Midstream GP, LLC and Members of

Dominion Midstream Partners, LP

Richmond, Virginia

We have audited the internal control over financial reporting of Dominion Midstream Partners, LP and subsidiaries (“Dominion Midstream”) as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Questar Pipeline, LLC (“Questar Pipeline”), which was acquired December 1, 2016, and whose financial statements constitute 19% of total revenues and 18% of total assets of the consolidated financial statement amounts as of and for the year ended December 31, 2016. Accordingly, our audit did not include the internal control over financial reporting at Questar Pipeline. Dominion Midstream’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Dominion Midstream’s internal control over financial reporting based on our audit.

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

In our opinion, Dominion Midstream maintained, in all material respects, effective internal control over financial reporting at December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of Dominion Midstream and our report dated February 28, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 28, 2017

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

The Board of Directors of our general partner currently has seven members and has determined that John A. Luke, Jr., Harris H. Simmons, John W. Snow and David A. Wollard are independent under the independence standards of the NYSE. The NYSE does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the Board of

Directors of our general partner or to establish a compensation committee or a nominating committee. However, the Board of Directors of our general partner has established an Audit Committee and a Conflicts Committee to address conflict situations.

Dominion Midstream does not have any employees, nor does our general partner. All of the employees that conduct our business are employed by affiliates, and our general partner secures the personnel necessary to conduct our operations through its services agreements with DRS. We will reimburse our general partner and its affiliates for the associated costs of obtaining the personnel necessary for our operations pursuant to our partnership agreement.

DIRECTORS OF OUR GENERAL PARTNER

The following table shows information for the directors of our general partner. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Some of our directors also serve as executive officers of Dominion.

Name and Age	Principal Occupation and Directorships in Public Corporations Past Five Years(1)	Year First Elected as Director
Thomas F. Farrell II (62)

Chairman of the Board of Directors and CEO of our general partner since March 2014 and President since February 2015; Chairman of the Board of Directors, President and CEO of Dominion from April 2007 to date; Chairman of the Board of Directors and CEO of Virginia Power from February 2006 to date; CEO of Dominion Gas from September 2013 to date and Chairman of the Board of Directors from March 2014 to date; and Chairman of the Board of Directors and CEO of Questar Gas Company from September 2016 to date. Mr. Farrell also serves as a director of Altria Group, Inc. and Associated Electric & Gas Insurance Services Limited. Mr. Farrell received his bachelor’s degree in economics and his law degree from the University of Virginia.

Mr. Farrell’s qualifications to serve as a director include his significant and extensive industry experience as well as his legal expertise, having served as General Counsel for Dominion and as a practicing attorney with a private firm. Mr. Farrell also has extensive community and public interest involvement and serves or has served on many non-profit and university foundations.

2014

Diane Leopold (50)

Director of our general partner since February 2017; Senior Vice President and President & CEO—Dominion Energy of our general partner and Dominion from January 2017 to date; President of Dominion Gas from January 2017 to date; President of DTI, The East Ohio Gas Company and DCPI from January 2014 to date; Senior Vice President of DTI from April 2012 to December 2013; Senior Vice President—Business Development & Generation Construction of Virginia Power from April 2009 to March 2012. Ms. Leopold also serves as chair of the board of directors of the Interstate Natural Gas Association of America and is a member of the board of the American Gas Association. Ms. Leopold received her bachelor’s degree in mechanical and electrical engineering from the University of Sussex (United Kingdom), a master’s degree in electrical engineering (energy conversion, power and transmission) from George Washington University, and an MBA from Virginia Commonwealth University.

Ms. Leopold’s qualifications to serve as a director include her more than 27 years of utility and energy experience. As President and CEO of the Dominion Energy business unit, she has leadership, management, and direct operational knowledge of Dominion Midstream.

2017

John A. Luke, Jr. (68)

Director of our general partner since February 2017. Mr. Luke has served as non-executive chairman of WestRock Company since July 2015, when it was formed by the combination of Rock-Tenn Company and MeadWestvaco Corporation. Prior to the combination, Mr. Luke had served as Chairman and CEO of MeadWestvaco Corporation since 2002. He spent 36 years with MeadWestvaco Corporation and its predecessor company, Westvaco Corporation, serving in a variety of positions. From 1996 to 2002, Mr. Luke served as Chairman, President and CEO of Westvaco Corporation. He serves as a director on the boards of Factory Mutual Insurance Company, The Bank of New York Mellon Corporation and The Timken Company. Mr. Luke received his bachelor’s degree from Lawrence University and an MBA from The Wharton School, University of Pennsylvania.

Mr. Luke’s qualifications to serve as a director include his experience as a former CEO of a public company and the business, leadership and management skills needed for that position. As the current non-executive chairman of WestRock Company and the chairman of its predecessor companies, Mr. Luke also brings extensive public company board experience.

2017

Mark F. McGettrick (59)

Director, Executive Vice President and CFO of our general partner since March 2014; Executive Vice President and CFO of Dominion and Virginia Power from June 2009 to date, Dominion Gas from September 2013 to date and Questar Gas Company from September 2016 to date; Director of Virginia Power from June 2009 to date, Dominion Gas from September 2013 to date and Questar Gas Company from September 2016 to date. Mr. McGettrick received his bachelor’s degree in business from George Mason University.

Mr. McGettrick’s qualifications to serve as a director include his more than 35 years of utility management and industry experience. Mr. McGettrick also has community and public interest involvement and serves or has served on many non-profit foundations and boards. As CFO of our general partner, and Dominion and its subsidiaries, he has leadership, management, finance and treasury experience and skills.

2014

Name and Age	Principal Occupation and Directorships in Public Corporations Past Five Years(1)	Year First Elected as Director

Harris H. Simmons (62)

Director of our general partner since October 2016. Mr. Simmons has served as CEO of Zions since 1990 and as Chairman of Zions’ Board since 2002. He has served in a variety of positions at Zions and Zions First National Bank for more than 35 years, including CFO for Zions for five years. Zions is a financial services company that operates about 450 full-service banking offices in 11 states. He serves as a director and member of the audit committee of O.C. Tanner Company and a director and member of the audit and compensation committees of National Life Group. He is past chairman of the American Bankers Association and a member of the Financial Services Roundtable. Mr. Simmons received his bachelor’s degree in economics from the University of Utah and an MBA from Harvard Business School.

Mr. Simmons’ qualifications to serve as a director include his extensive financial and banking experience, his leadership, corporate governance and management skills as the CEO of Zions, and his public company director experience. As former lead director of Questar Corporation, he has familiarity with Questar Pipeline, LLC, which is a subsidiary of Dominion Midstream. Mr. Simmons also has significant community and public interest involvement and serves or has served on many non-profit boards.

2016

John W. Snow (77)

Director of our general partner since October 2014. Mr. Snow is the non-executive chairman of the board of Cerberus Capital Management, L.P. He is also a member of the board of directors of Armada Hoffler Properties, Inc., Afiniti, and Marathon Petroleum Corporation. Mr. Snow previously served on the boards of International Consolidated Airlines Group, S.A. (2010 through 2013), Amerigroup Corporation (2010 through 2012), Verizon Communications, Inc. (2007 through 2012) and Lending Processing Servicing, Inc. (2013). Mr. Snow served as U.S. Secretary of the Treasury from February 2003 until June 2006. Prior to becoming Secretary of the Treasury, he served as chairman and CEO of CSX Corporation. Mr. Snow received a bachelor’s degree from the University of Toledo, a master’s degree from John Hopkins University, a doctorate in economics from the University of Virginia and a juris doctor degree from George Washington University.

Mr. Snow’s qualifications to serve as a director include experience as chairman of a leading private investment firm and his experience as the U.S. Secretary of the Treasury and as the chairman and CEO of a large public company. Through his current and former service on the boards of directors of other public companies and as a CEO, he brings leadership, corporate management, governance, finance, and regulatory experience, among other business disciplines.

2014

David A. Wollard (79)

Director of our general partner since October 2014. Mr. Wollard is founding chairman of the board, emeritus, Exempla Healthcare (1997 to 2001). Mr. Wollard has served as a director of Dominion since 1999 and currently serves on the CGN Committee. He served as a director of Vectra Bank Colorado until January 2016. Mr. Wollard is the past chairman of the Downtown Denver Partnership and the Denver Metro Chamber of Commerce. He received his undergraduate degree from Harvard College and graduated from the Stonier Graduate School of Banking. Mr. Wollard held a variety of executive positions with banking institutions in Florida and Colorado, where he was the president of Bank One Colorado, N.A.

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

2014

(1)	Any service listed for Dominion, Virginia Power, Dominion Gas, Questar Gas Company, DTI, The East Ohio Gas Company and DCPI reflects service at a parent or affiliate. Dominion Midstream GP, LLC, is an indirect wholly-owned subsidiary of Dominion. Virginia Power, Dominion Gas and Questar Gas Company are affiliates of Dominion Midstream and are also subsidiaries of Dominion.

EXECUTIVE OFFICERS OF OUR GENERAL PARTNER

The following table shows information for the executive officers of our general partner. Executive Officers serve at the discretion of the Board of Directors. Some of our executive officers also serve as executive officers of Dominion.

Name and Age	Business Experience Past Five Years(1)
Thomas F. Farrell II (62)	Chairman of the Board of Directors and CEO of our general partner since March 2014 and President since February 2015; Chairman of the Board of Directors, President and CEO of Dominion from April 2007 to date; Chairman of the Board of Directors and CEO of Virginia Power from February 2006 to date; CEO of Dominion Gas from September 2013 to date; Chairman of the Board of Directors from March 2014 to date; and Chairman of the Board of Directors and CEO of Questar Gas Company from September 2016 to date.
Mark F. McGettrick (59)	Director, Executive Vice President and CFO of our general partner since March 2014; Executive Vice President and CFO of Dominion and Virginia Power from June 2009 to date, Dominion Gas from September 2013 to date and Questar Gas Company from September 2016 to date; Director of Virginia Power from June 2009 to date, Dominion Gas from September 2013 to date and Questar Gas Company from September 2016 to date.
Diane Leopold (50)	Director of our general partner since February 2017; Senior Vice President and President & CEO—Dominion Energy of our general partner since January 2017, and Dominion from January 2017 to date; President of Dominion Gas from January 2017 to date; President of DTI, The East Ohio Gas Company and DCPI from January 2014 to date; Senior Vice President of DTI from April 2012 to December 2013; Senior Vice President—Business Development & Generation Construction of Virginia Power from April 2009 to March 2012.
Paul E. Ruppert (52)	Senior Vice President and President—Dominion Midstream Operations of our general partner since January 2017; Senior Vice President—Dominion Midstream Operations of our general partner from January 2016 to December 2016; Senior Vice President—Business Development & Generation Construction of Virginia Power from April 2012 to December 2015; Senior Vice President of DTI from June 2009 to March 2012.

Name and Age	Business Experience Past Five Years(1)
Mark O. Webb (52)	Senior Vice President—Corporate Affairs and Chief Legal Officer of our general partner since January 2017, and Dominion, Virginia Power, Dominion Gas and Questar Gas Company from January 2017 to date; Senior Vice President and General Counsel of our general partner from May 2016 to December 2016 and Questar Gas Company from September 2016 to December 2016; Senior Vice President, General Counsel and Chief Risk Officer of Dominion, Virginia Power and Dominion Gas from May 2016 to December 2016; Vice President and General Counsel of our general partner from March 2014 to May 2016; Vice President, General Counsel and Chief Risk Officer of Dominion, Virginia Power and Dominion Gas from January 2014 to May 2016; Vice President and General Counsel of Dominion and Virginia Power from January 2013 to December 2013, and Dominion Gas from September 2013 to December 2013; Deputy General Counsel of DRS from July 2011 to December 2012.
Michele L. Cardiff (49)	Vice President, Controller and Chief Accounting Officer of our general partner since March 2014, Dominion and Virginia Power from April 2014 to date, Dominion Gas from March 2014 to date and Questar Gas Company from September 2016 to date; Vice President—Accounting of DRS from January 2014 to March 2014; Vice President and General Auditor of DRS from September 2012 to December 2013; Controller of Virginia Power from June 2009 to August 2012.

(1)	Any service listed for Virginia Power, Dominion Gas, Questar Gas Company, DTI, The East Ohio Gas Company, DCPI and DRS reflects service at a parent or affiliate.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To our knowledge, no executive officer, director or 10% beneficial owner failed to file, on a timely basis, the reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 2016.

AUDIT COMMITTEE

The members of the Audit Committee are David A. Wollard (chairman), Harris H. Simmons and John W. Snow. Each member of the Audit Committee has been determined independent by the Board of Directors in accordance with NYSE listing standards and SEC regulations. The Board of Directors has also determined that Messrs. Wollard, Simmons and Snow are “audit committee financial experts” as defined under SEC rules. Our Audit Committee assists the Board of Directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. Our Audit Committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. Our Audit Committee has a written charter adopted by the Board of Directors of our general partner, which is available on our website at http://www.dommidstream.com/assets/pdf/mlp-audit-committee-charter.pdf.

CONFLICTS COMMITTEE

The members of the Conflicts Committee are John A. Luke, Jr. (chairman) and John W. Snow. The Conflicts Committee reviews specific matters that the Board of Directors believes may involve conflicts of interest and determines to submit to the Conflicts Committee for review. The Conflicts Committee determines if the resolution of the conflict of interest is adverse to the interest of Dominion Midstream. The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including Dominion, and must meet the independence standards established by the NYSE and the Securities Exchange Act of 1934, as amended, to serve on an audit committee of a board of directors, along with other requirements in our partnership agreement. Any matters approved by the Conflicts Committee will be conclusively deemed to be approved by us and all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

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

Item 11. Executive Compensation

COMPENSATION COMMITTEE REPORT

In preparation for filing this Annual Report on Form 10-K, Dominion’s CGN Committee reviewed and discussed the following CD&A with management. Based on this review and discussion, the CGN Committee recommended to the Board of Directors of our general partner that the CD&A be included in this Annual Report on Form 10-K for the year ended December 31, 2016. This report was prepared by the following independent directors who compose the CGN Committee:

William P. Barr, Chairman

John W. Harris

Mark J. Kington

Robert H. Spilman, Jr.

David A. Wollard

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

Our general partner has adopted the Dominion Midstream LTIP, pursuant to which certain of our officers and other Dominion employees who make significant contributions to Dominion Midstream may receive awards. None of our officers or other Dominion employees received any award under this plan in 2016.

In accordance with SEC rules, our CEO, CFO and three other most-highly compensated executive officers receiving at least $100,000 in compensation attributable to Dominion Midstream for 2016 are our NEOs subject to disclosure in this Item 11. Mr. Ruppert is our only other executive officer who received at least $100,000 in Dominion Midstream compensation for 2016.

The Compensation Discussion and Analysis and Executive Compensation sections of Dominion’s 2017 Proxy Statement will include additional discussion of Dominion’s compensation policies and programs. Dominion’s 2017 Proxy Statement will be available upon its filing on the SEC’s website at http://www.sec.gov and on Dominion’s website at http://www.dom.com/investors.

Compensation Discussion and Analysis

Dominion’s executive compensation program supports its business goals by rewarding performance that serves customers and creates shareholder value. The following CD&A describes the executive compensation program, focusing on our NEOs.

For 2016, our NEOs are:

•	Thomas F. Farrell II, Chairman, President and CEO
•	Mark F. McGettrick, Executive Vice President and CFO
•	Paul E. Ruppert, Senior Vice President and President – Dominion Midstream Operations

Messrs. Farrell and McGettrick are also NEOs of Dominion for 2016. The amounts reported in this Item 11 are part of, not in addition to, the aggregate compensation amounts that are reported for these NEOs in Dominion’s 2017 Proxy Statement.

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

INDIVIDUAL FACTORS IN SETTING COMPENSATION

In addition to considering Dominion’s goals and performance, the CGN Committee also considers several individual factors for each NEO, including:

•	Job and leadership performance
•	Scope, complexity and significance of job responsibilities
•	Internal pay equity considerations, such as relative importance of a particular position or individual officer to Dominion’s strategy and success, and comparability to other officer positions at Dominion
•	Experience, background and tenure
•	Retention and market competitive concerns
•	The executive’s role in any succession plan for other key positions

These individual factors are important considerations in setting base pay and other compensation opportunities.

VARIABLE COMPENSATION OPPORTUNITIES IN 2016

Consistent with Dominion’s objective to reward strong performance based on achievement of short- and long-term goals, a significant portion of total cash and total direct compensation is variable pay. Approximately 89% of Mr. Farrell’s targeted 2016 total direct compensation is performance-based; tied to pre-approved performance metrics, including relative TSR and ROIC; or tied to the performance of Dominion’s stock. For the other NEOs of Dominion, performance-based and stock-based compensation ranges from 67% to 81% of targeted 2016 total direct compensation. This compares to an average of approximately 55% of targeted variable compensation for Dominion officers at the vice president level and an average of approximately 12% of total variable pay for Dominion’s non-officer employees.

The charts below illustrate the elements of targeted total direct compensation opportunities in 2016 for Mr. Farrell and the average of the other Dominion NEOs as a group and the allocation of such compensation among base salary, targeted 2016 AIP award and targeted 2016 long-term incentive compensation.

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

BASE SALARY

Competitive base pay is necessary to attract, motivate and retain talent. For NEOs, base salaries are generally targeted at or above the Compensation Peer Group median, subject to the individual and company-wide considerations discussed above under Compensation Philosophy.

The CGN Committee approved 3% base salary increases for Messrs. Farrell and McGettrick, recognizing their continued contributions to Dominion’s success. In addition, Mr. Ruppert received a 17% base salary increase in connection with his promotion to President – Dominion Midstream Operations. The base salary increases were each effective March 1, 2016.

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

For Messrs. Farrell and McGettrick, who are also NEOs of Dominion, funding of the 2016 AIP was tied solely to the achievement of predetermined earnings per share goals. However, the CGN Committee retained discretion to reduce the AIP payout for any NEO for any reason, including missed business unit financial targets or failure to satisfy operating and stewardship goals. For Mr. Ruppert, who is not an NEO of Dominion, funding of the 2016 AIP was at the discretion of the CGN Committee, with payout subject to business unit financial goals and operating and stewardship goals.

The CGN Committee calculated 2016 AIP payouts for the NEOs as follows:

Target Award Percentage

Each NEO’s compensation opportunity under the AIP is a percentage of his base salary. AIP target award percentages are set to be consistent with Dominion’s intent to keep a significant portion of NEO compensation at risk, taking into account the items described above under Compensation Philosophy. There were no changes to any NEO’s AIP target award percentage from 2015 to 2016.

2016 AIP Target Award Percentage*
Thomas F. Farrell II	125%
Mark F. McGettrick	100%
Paul E. Ruppert	50%

*As	a percentage of base salary

Funding Level

For Dominion’s NEOs, the funding level is determined solely by consolidated operating earnings, which are Dominion’s reported earnings determined in accordance with GAAP, adjusted for certain items. Dominion believes that focus on pre-established consolidated operating earnings per share targets encourages behavior and performance that will help achieve these objectives.

For Dominion’s NEOs, the CGN Committee set the consolidated operating earnings goal to provide for 100% funding of the 2016 AIP between $3.50 and $3.80 per share, inclusive of funding for all plan participants. The target for maximum funding of 200% was set at $4.00 operating earnings per share. The CGN Committee also established a funding floor, providing no funding if operating earnings were less than $3.45 per share.

Dominion’s consolidated operating earnings for the year ended December 31, 2016 were $2.3 billion or $3.80 per share, which met the target goal for 100% funding, and consolidated reported earnings in accordance with GAAP for the year ended December 31, 2016 were $2.1 billion or $3.44 per share. Accordingly, the CGN Committee approved a funding percentage of 100% for all NEOs, including Mr. Ruppert.

Payout Goal Score

In determining whether and how to exercise its negative discretion for Dominion NEOs, the CGN Committee typically considers each NEO’s accomplishment of pre-determined business unit financial goals and operating and stewardship goals, weighted according to each NEO’s responsibilities. The Committee approved 100% payout scores for Messrs. Farrell and McGettrick.

Mr. Ruppert also received a 100% payout score, based on the CGN Committee’s scoring of his business unit financial goal and the accomplishment of his operating and stewardship goals. Mr. Ruppert is an officer of the Dominion Energy business unit, which did not accomplish 100% of its business unit financial goal. However, as permitted by the terms of and consistent with the design of the AIP, the Committee approved full credit for this goal because corporate-level decisions negatively impacted individual business unit financial results but benefited Dominion and shareholders overall. This resulted in Dominion achieving its consolidated earnings target, as the benefits of those actions offset the lower earnings at those business units.

Dominion’s companywide OSHA recordable and lost time/restricted duty incidence rates for 2016 were all-time lows. With respect to Messrs. Farrell and McGettrick, the Dominion Resources Services business unit met its safety goal of fewer than three OSHA recordable incidents or fewer than 15 FIPs, reporting just two OSHA recordable incidents and seven FIPs. Mr. Ruppert’s safety goal was fully achieved, with the Dominion Energy business unit reporting an OSHA incidence rate of 0.98 and a lost time rate of 0.43.

Each NEO met his diversity goal, which related to workforce training and planning. Mr. Ruppert also had discretionary operating and stewardship goals in the following areas: Cove Point operations, Cove Point construction and Dominion Carolina Gas. Mr. Ruppert fully achieved his Cove Point operations goal, but scored 9.8 points (out of a possible 10 points) for his Cove Point construction goal and 3.7 points (out of a possible 4 points) for the Dominion Carolina Gas goal. In accordance with pre-established plan terms, Mr. Ruppert earned 5 extra credit points for Dominion Energy’s outstanding safety performance, which was sufficient to offset the 0.5 points deducted for the Cove Point operations and Dominion Carolina Gas goals, resulting in a payout score of 100%.

Final AIP Payout

The CGN Committee calculated final 2016 AIP payouts as shown below.

	Base Salary		Target Award*		Funding Level		Payout Goal Score		Final AIP Payout
Thomas F. Farrell II	$10,993	X	125%	x	100%	x	100%	=	$13,741
Mark F. McGettrick	13,777	X	100%	x	100%	x	100%	=	13,777
Paul E. Ruppert	344,889	X	50%	x	100%	x	100%	=	172,445

*As	a percentage of base salary

Note: The NEOs perform services for more than one subsidiary of Dominion. Compensation included in this table reflects only the applicable portion related to their service for Dominion Midstream.

DOMINION’S LONG-TERM INCENTIVE PROGRAM

Dominion’s long-term incentive program is designed to focus on longer-term strategic goals and the retention of executives. Each year, NEOs receive a long-term incentive award consisting of two components: 50% of the award is a full value equity award in the form of restricted stock with time-based vesting and the other 50% is a performance-based cash award. Dominion believes restricted stock serves as a strong retention tool and also creates a focus on its stock price to further align the interests of officers with the interests of shareholders and customers. Performance-

based awards encourage and reward officers for making decisions and investments that create and maintain long-term shareholder value and benefit customers.

The CGN Committee approves long-term incentive awards in January. In setting long-term award levels for each NEO, the CGN Committee applies the concepts and individual factors discussed above under Compensation Philosophy. The CGN Committee approved a 15% increase in the 2016 long-term incentive target awards for Messrs. Farrell and McGettrick, noting the complexity of Dominion’s operations; the vesting of each officer’s respective retention award in 2015; that Dominion is in a critical development and building period for the Atlantic Coast Pipeline, Cove Point, and various Generation projects; and the need to focus on long-term rewards for the longer-term benefits of execution of Dominion’s strategic plan. The CGN Committee also considered each officer’s leadership experience and accomplishments, as well as Dominion’s overall performance. No change was made to Mr. Ruppert’s long-term incentive target. The 2016 targets for the NEOs were approved as follows:

	2016 Performance Grant	2016 Restricted Stock Grant	2016 Total Target Long-Term Incentive Award
Thomas F. Farrell II	$37,263	$37,263	$74,526
Mark F. McGettrick	21,678	27,678	43,356
Paul E. Ruppert	150,000	150,000	300,000

Note: The NEOs perform services for more than one subsidiary of Dominion. Compensation included in this table reflects only the applicable portion related to their service for Dominion Midstream.

2016 Restricted Stock Grants

All NEOs received a restricted stock grant on February 3, 2016, based on the stated dollar value above. The number of shares awarded was determined by dividing the stated dollar value by the closing price of Dominion’s common stock on February 3, 2016.

The grants have a three-year vesting term, with cliff vesting at the end of the restricted period on February 1, 2019. Dividends are paid to officers during the restricted period.

2016 Performance Grants

In January 2016, the CGN Committee approved cash performance grants for the NEOs, effective February 1, 2016 (2016 Performance Grants). The performance period commenced on January 1, 2016, and will end on December 31, 2017. The 2016 Performance Grants are denominated as a target dollar value, with potential payouts ranging from 0% to 200% of the target based on Dominion’s TSR relative to the Philadelphia Stock Exchange Utility Index and ROIC, weighted equally. (See Performance Grant Peer Group for additional information about the Philadelphia Stock Exchange Utility Index.) In certain circumstances, a portion of the 2016 Performance Grants may also be earned based on Dominion’s absolute TSR performance for the performance period.

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

Officers who have not achieved 50% of their targeted share ownership guideline receive goal-based stock performance grants instead of a cash performance grant. Dividend equivalents are not paid on any performance-based grants. As Messrs. Farrell, McGettrick and Ruppert have each met their full targeted share ownership guidelines, they each received the performance-based component of their 2016 long-term incentive award in the form of a cash performance grant.

Performance Grant Peer Group

TSR performance for the 2016 Performance Grant is measured against the TSR of the companies listed as members of the Philadelphia Stock Exchange Utility Index at the end of the performance period (the Performance Grant Peer Group). In selecting the Philadelphia Stock Exchange Utility Index, the CGN Committee took into consideration that the companies represented in the index are similar to those companies currently included in Dominion’s Compensation Peer Group, and the index is a recognized published index whose members are determined externally and independently from Dominion. The companies (other than Dominion) in the Philadelphia Stock Exchange Utility Index as of January 1, 2017 were as follows:

•    The AES Corporation

•    Ameren Corporation

•    American Electric Power Company, Inc.

•    American Water Works Company, Inc.

•    CenterPoint Energy, Inc.

•    Consolidated Edison, Inc.

•    DTE Energy Company

•    Duke Energy Corporation

•    Edison International

•    El Paso Electric Company

•    Entergy Corporation

•    Eversource Energy

•    Exelon Corporation

•    FirstEnergy Corp.

•    NextEra Energy Inc.

•    PG&E Corporation

•    Public Service Enterprise Group Incorporated

•    The Southern Company

•    Xcel Energy, Inc.

2015 Performance Grant Payout

In January 2017, final payouts were made to officers who received cash performance grants in February 2015 (2015 Performance Grants), including the NEOs. The 2015 Performance Grants were based on two goals: TSR for the two-year period ended December 31, 2016, relative to the companies in the Philadelphia

Stock Exchange Utility Index as of the end of the performance period (weighted 50%) and ROIC for the same two-year period (weighted 50%).

•	Relative TSR (50% weighting). The relative TSR targets and corresponding payout scores for the 2015 Performance Grant were as follows:

Relative TSR Performance Percentile Ranking	Goal Achievement %*
85th or above	200%
50th	100%
25th	50%
Below 25th	—%

*	TSR weighting is interpolated between the top and bottom of the percentages within a quartile. If the company’s relative TSR is below the 25th percentile, but its absolute TSR is at least 9% on a compounded annual basis for the performance period, a goal achievement of 25% of the TSR percentage will apply. In addition to the foregoing amounts and regardless of the company’s relative TSR, if the company’s absolute TSR on a compounded annual basis for the performance period is either (i) at least 10% but less than 15%, then an additional 25% will be added to the goal achievement percentage or (ii) at least 15%, then an additional 50% will be added to the goal achievement percentage, provided that the aggregate goal achievement may not exceed 200%.

Actual relative TSR performance for the 2015-2016 period was in the 26th percentile, which produced a goal achievement percentage of 52.6%. Dominion’s TSR for the two-year period ended December 31, 2016, was 7.4%, which is equivalent to 3.7% on a compounded annual basis.

•	ROIC (50% weighting). Dominion designed the ROIC goals for the 2015 Performance Grant to provide 100% payout if the company achieved an ROIC between 6.69% and 6.90% over the two-year performance period. The ROIC performance targets and corresponding payout scores for the 2015 Performance Grant were as follows:

ROIC Performance	Goal Achievement %*
7.47% and above	200%
7.14%	125%
6.69% – 6.90%	100%
6.62%	50%
Below 6.62%	—%

*	ROIC percentage payout is interpolated between the top and bottom of the percentages for any range.

Actual ROIC performance for the 2015-2016 period was 6.90%, which produced a goal achievement percentage of 100%. Based on the achievement of the TSR and ROIC performance goals, the CGN Committee approved a 76.3% payout for the 2015 Performance Grants, determined as follows:

Measure	Goal Weight %		Goal Achievement %		Payout %
Relative TSR	50%	X	52.6%	=	26.3%
ROIC	50%	X	100%	=	50.0%
	Combined Overall Performance Score				76.3%

Although the CGN Committee has discretionary authority to reduce this overall score for any reason, this discretion was not exercised. The resulting payout amounts for the NEOs for the 2015 Performance Grants are shown below.

	2015 Performance Target Grant Award		Overall Performance Score		Calculated Performance Grant Payout
Thomas F. Farrell II	$32,403	X	76.3%	=	$24,723
Mark F. McGettrick	18,851	X	76.3%	=	14,383
Paul E. Ruppert	150,000	X	76.3%	=	114,450

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

In individual situations and primarily for mid-career changes or retention purposes, the CGN Committee has granted certain officers additional years of credited age and service for purposes of calculating benefits under the BRP. Age and service credits granted to the NEOs are described in Dominion Retirement Benefit Restoration Plan under Pension Benefits. Additional age and service may also be earned under the terms of an officer’s Employment Continuity Agreement in the event of a change in control, as described in Change in Control under Potential Payments Upon Termination or Change in Control. No additional years of age or service credit were granted to the NEOs during 2016.

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

personal trips. The use of corporate aircraft for personal travel by other executive officers is limited and usually related to (i) travel with the CEO or (ii) personal travel to accommodate business demands on an executive’s schedule. With the exception of Mr. Farrell, personal use of corporate aircraft is not available when there is a company need for the aircraft. Use of corporate aircraft saves substantial time and allows Dominion to have better access to its executives for business purposes. During 2016, 96% of the use of Dominion’s aircraft was for business purposes.

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

Other Agreements

Dominion does not have comprehensive employment agreements or severance agreements with its NEOs. Although the CGN Committee believes the compensation and benefit programs described in this CD&A are appropriate, Dominion, as one of the nation’s largest producers and transporters of energy, is part of a constantly changing and increasingly competitive environment. In recognition of their valuable knowledge and experience and to secure and retain their services, Dominion has entered into letter agreements with certain of our NEOs to provide certain benefit enhancements or other protections, as described in Dominion Retirement Benefit Restoration Plan, Dominion Executive Supplemental Retirement Plan and Potential Payments Upon Termination or Change in Control. No new letter agreements were entered into for NEOs in 2016.

Dominion’s Process

The CGN Committee is responsible for reviewing and approving NEO compensation and Dominion’s overall executive compensa-

tion program. Each year, the CGN Committee reviews a comprehensive analysis of the executive compensation program, including the elements of each NEO’s compensation, with input from senior management and the CGN Committee’s independent compensation consultant. As part of its assessment, the CGN Committee reviews the performance of the CEO and other executive officers, annually reviews succession planning for the company’s senior officers, reviews executive officer share ownership guidelines and compliance, and establishes compensation programs designed to achieve Dominion’s objectives.

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

THE ROLE OF THE INDEPENDENT COMPENSATION CONSULTANT

The CGN Committee has retained Frederic W. Cook & Co. (Cook & Co.) as its independent compensation consultant to advise the CGN Committee on executive and director compensation matters. The CGN Committee’s consultant:

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

In 2016, the CGN Committee reviewed and assessed the independence of Cook & Co. and concluded that Cook & Co.’s work did not raise any conflicts of interest. Cook & Co. did not provide any additional services to Dominion during 2016.

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

THE COMPENSATION PEER GROUP

The CGN Committee uses the Compensation Peer Group to assess the competitiveness of the compensation of the NEOs. A separate Performance Grant Peer Group is used to evaluate the relative performance of the company for purposes of the long-term incentive program (see 2016 Performance Grants and Performance Grant Peer Group for additional information about that group.)

In the fall of each year, the CGN Committee reviews and approves the Compensation Peer Group. In selecting the Compensation Peer Group, Dominion identifies companies in its industry that compete for customers, executive talent and investment capital. The group is screened based on size and companies that are much smaller or larger than Dominion in revenues, assets or market capitalization are usually eliminated. No changes were made to the Compensation Peer Group for 2016.

Dominion’s 2016 Compensation Peer Group was comprised of the following companies:

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

Dominion considers CEO compensation trends as compared to the next highest-paid officer, as well as to its executive officers as a group, over a multi-year period to monitor the ratio of Mr. Farrell’s pay relative to the pay of other executive officers. The CGN Committee did not make any adjustments to the compensation of any NEOs based on this review for 2016.

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

X  Offer long-term or indefinte employment agreements to executives

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

ANNUAL COMPENSATION RISK REVIEW

Dominion’s management, including Dominion’s Chief Risk Officer and other executives, annually reviews the overall structure of Dominion’s executive compensation program and policies to ensure that they are consistent with effective management of enterprise key risks and that they do not encourage executives to take unnecessary or excessive risks that could threaten the value of the enterprise. With respect to the programs and policies that apply to NEOs, this review includes an analysis of:

•	How different elements of the compensation program may increase or mitigate risk-taking;
•	Performance metrics used for short- and long-term incentive programs and the relation of such incentives to the objectives of Dominion;
•	Whether the performance measurement periods for short- and long-term incentive compensation are appropriate; and
•	The overall structure of compensation programs as related to business risks.

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

Based on management’s review, the CGN Committee believes Dominion’s well-balanced mix of salary and short-term and long-term incentives, as well as the performance metrics that are included in the incentive programs, are appropriate and consistent with the company’s risk management practices and overall strategies.

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

Position	Value /# of Shares
Chairman, President & CEO	8 x salary /145,000
Executive Vice President – Dominion	5 x salary / 35,000
Senior Vice President – Dominion & Subsidiaries/President – Dominion Subsidiaries	4 x salary / 20,000
Vice President – Dominion & Subsidiaries	3 x salary / 10,000

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

At least annually, the CGN Committee reviews the share ownership guidelines and monitors compliance by executive officers, both individually and by the officer group as a whole. As of January 1, 2017, Messrs. Farrell, McGettrick and Ruppert each exceeded their share ownership targets as shown below:

	Shares Owned and Counted Toward Target 1)	Share Ownership Target (2)
Thomas F. Farrell II	756,037	145,000
Mark F. McGettrick	249,492	35,000
Paul E. Ruppert	32,596	20,000

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

RECOVERY OF INCENTIVE COMPENSATION

Dominion’s Corporate Governance Guidelines authorize the Board to seek recovery of performance-based compensation paid to officers who are found to be personally responsible for fraud or intentional misconduct that causes a restatement of financial results filed with the SEC. The AIP and long-term incentive performance grant documents include a broader clawback provision that authorizes the CGN Committee, in its discretion and based on facts and circumstances, to recoup AIP and performance grant payouts from any employee whose fraudulent or intentional misconduct (i) directly causes or partially causes the need for a restatement of a financial statement or (ii) relates to or materially affects Dominion’s operations or the employee’s duties at Dominion. Dominion reserves the right to recover a payout by seeking repayment from the employee, by reducing the amount that would otherwise be payable to the employee under another company benefit plan or compensation program to the extent permitted by applicable law, by withholding future incentive compensation, or any combination of these actions. The clawback provision is in addition to, and not in lieu of, other actions the company may take to remedy or discipline misconduct, including termination of employment or a legal action for breach of fiduciary duty, and any actions imposed by law enforcement agencies.

Dominion is also monitoring developments regarding the SEC’s proposed compensation recovery rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act. Currently, Dominion includes provisions in its long-term incentive program performance grants and restricted stock grants that subject those awards to any additional or revised clawback guidelines that Dominion may adopt in the future in response to the Dodd-Frank rules.

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

SAY ON PAY AND SHAREHOLDER FEEDBACK

Dominion’s shareholders voted on an advisory basis on its executive compensation program (also known as Say on Pay) and approved it with a 96% vote at Dominion’s 2016 Annual Meeting of Shareholders, which followed an approval by an 86% vote in 2015. After considering feedback received from shareholders and business drivers, the CGN Committee retained the overall structure of Dominion’s compensation program in 2016 but determined to increase the length of the performance grant’s performance period from two to three years, beginning with the 2017 long-term incentive program.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE – AN OVERVIEW

The Summary Compensation Table provides information in accordance with SEC requirements regarding compensation earned by the NEOs, stock awards made to the NEOs, as well as amounts accrued or accumulated during years reported with respect to retirement plans and other items.

The amounts reported in the Summary Compensation Table and the other tables below represent the prorated compensation amounts attributable to each NEO’s services performed for Dominion Midstream. The approximate percentage of each NEO’s overall Dominion services performed for Dominion Midstream during 2016 was as follows: 0.73% for Mr. Farrell; 1.61% for Mr. McGettrick; and 100.00% for Mr. Ruppert. Because we were considered an emerging growth company subject to reduced disclosure requirements for purposes of our 2014 executive compensation disclosures, our CEO was our only NEO for 2014 and is the only NEO for whom 2014 historical compensation information is presented in the Summary Compensation Table below.

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

Change in Pension Value and Nonqualified Deferred Compensation Earnings. This column shows any year-over-year increases in the annual accrual of pension and supplemental retirement benefits for NEOs. These are accruals for future benefits under the terms of the retirement plans, and are not actual payments made during the year to NEOs. The amounts disclosed reflect the annual change in the actuarial present value of benefits under defined benefit plans sponsored by Dominion, which include Dominion’s tax-qualified pension plan and the nonqualified plans described in the narrative following the Pension Benefits table. The annual change equals the difference in the accumulated amount for the current fiscal year and the accumulated amount for the prior fiscal year, generally using the same actuarial assumptions used for Dominion’s audited financial statements for the applicable fiscal year. Accrued benefit calculations are based on assumptions that the NEOs would retire at the earliest age at which they are projected to become eligible for full, unreduced pension benefits (including the effect of future service for eligibility purposes), instead of their unreduced retirement age based on current years of service. The application of these assumptions results in a greater increase in the accumulated amount of pension benefits for certain NEOs than would result without the application of these assumptions. This method of calculation does not increase actual benefits payable at retirement but only how much of that benefit is allocated to the increase during the years presented in the Summary Compensation Table. Please refer to the footnotes to the Pension Benefits table and the narrative following that table for additional information related to actuarial assumptions used to calculate pension benefits.

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

SUMMARY COMPENSATION TABLE

The following table presents information concerning compensation paid or earned by our NEOs for the years ended December 31, 2016, 2015 and 2014 as well as the grant date fair value of stock awards and changes in pension value.

Name and Principal Position	Year	Salary(1)	Stock Awards(2)	Non-Equity Incentive Plan Compensation(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(4)	All Other Compensation(5)	Total
Thomas F. Farrell II Chairman, President and CEO	2016	$10,940	$37,264	$38,465	$8,681	$1,393	$96,743
	2015	16,211	49,489	39,714	—	2,010	107,424
	2014	8,530	34,441	60,656	n/a	1,064	104,961
Mark F. McGettrick Executive Vice President and CFO	2016	13,711	21,679	28,161	14,903	1,716	80,170
	2015	15,670	22,424	20,291	407	1,903	60,695
Paul E. Ruppert Senior Vice President and President – Dominion Midstream Operations	2016	336,537	150,070	286,895	883,109	44,059	1,700,670

Note: The NEOs perform services for more than one subsidiary of Dominion. Compensation included in this table reflects only the applicable portion related to their service for Dominion Midstream for the years presented.

(1)	Effective March 1, 2016, Messrs. Farrell and McGettrick each received a 3% base salary increase, and Mr. Ruppert received a 17% increase in connection with his promotion to Senior Vice President and President – Dominion Midstream Operations.
(2)	The amounts in this column reflect the grant date fair value of stock awards for the respective year of grant in accordance with FASB guidance for share-based payments. Dominion did not grant any stock options in 2016. See also Note 19 to the Consolidated Financial Statements in Dominion’s 2016 Annual Report on Form 10-K for more information on the valuation of stock-based awards, the Grants of Plan-Based Awards table for stock awards granted in 2016, and the Outstanding Equity Awards at Fiscal Year-End table for a listing of all outstanding equity awards as of December 31, 2016.
(3)	The 2016 amounts in this column include the payout under Dominion’s 2016 AIP and 2015 Performance Grant Awards. All of the NEOs received 100% funding of their 2016 AIP target awards and 100% payout scores for accomplishment of their goals. The 2016 AIP payout amounts were as follows: Mr. Farrell: $13,741; Mr. McGettrick: $13,777; and Mr. Ruppert: $172,445. See CD&A for additional information on the 2016 AIP and the Grants of Plan-Based Awards table for the range of each NEO’s potential award under the 2016 AIP. The 2015 Performance Grant Award was issued on February 1, 2015 and the payout amount was determined based on achievement of performance goals for the performance period ended December 31, 2016. Payouts can range from 0% to 200% of the target amount. The actual payout was 76.3% of the target amount. The 2015 Performance Grant payout amounts were as follows: Mr. Farrell: $24,723; Mr. McGettrick: $14,383; and Mr. Ruppert: $114,450. See 2015 Performance Grant Payout section of CD&A for additional information on the 2015 Performance Grants. The 2015 amount for Mr. Farrell reflects both the 2015 AIP and the 2014 Performance Grant payouts.
(4)	All amounts in this column are for the aggregate change in the actuarial present value of the NEO’s accumulated benefit under Dominion’s qualified Pension Plan and nonqualified executive retirement plans. There are no above-market earnings on nonqualified deferred compensation plans. These accruals are not directly in relation to final payout potential, and can vary significantly year over year based on (i) promotions and corresponding changes in salary; (ii) other one-time adjustments to salary or incentive target for market or other reasons; (iii) actual age versus predicted age at retirement; (iv) discount rate used to determine present value of benefit; and (v) other relevant factors. Reductions in the actuarial present value of an NEO’s accumulated pension benefits are reported as $0.No amount is shown in this column for Mr. Farrell in 2014 because consistent with reporting requirements for emerging growth companies that were previously applicable to us, we did not include this column in the Summary Compensation Table in our 2014 Annual Report on Form 10-K.

A change in the discount rate can be a significant factor in the change reported in this column. A decrease in the discount rate results in an increase in the present value of the accumulated benefit without any increase in the benefits payable to the NEO at retirement and an increase in the discount rate has the opposite effect. The discount rate used in determining the present value of the accumulated benefit decreased from 4.96% used as of December 31, 2015 to a discount rate of 4.46% used as of December 31, 2016. The increase in present value attributed solely to the change in discount rate was as follows: Mr. Farrell: $6,938; Mr. McGettrick: $9,744; and Mr. Ruppert: $274,817.

(5)	All Other Compensation amounts for 2016 are as follows:

Name	Executive Perquisites(a)	Life Insurance Premiums	Employee 401(k) Plan Match(b)	Company Match Above IRS Limits(c)	Total All Other Compensation
Thomas F. Farrell II	$741	$215	$77	$360	$1,393
Mark F. McGettrick	520	648	171	377	1,716
Paul E. Ruppert	24,434	6,163	10,600	2,862	44,059

Note: The NEOs perform services for more than one subsidiary of Dominion. Compensation included in this table reflects only the applicable portion related to their service for Dominion Midstream for the year presented.

(a)	Unless noted, the amounts in this column for all NEOs are comprised of the following: personal use of company vehicle and financial, planning and health and wellness allowance. For Mr. Farrell the amount in this column also includes $625 for the value of his personal use of the corporate aircraft. For personal flights, all direct operating costs are included in calculating aggregate incremental cost. Direct operating costs include the following: fuel, airport fees, catering, ground transportation and crew expenses (any food, lodging and other costs). The fixed costs of owning the aircraft and employing the crew are not taken into consideration, as 96% of the use of the corporate aircraft is for business purposes. The CGN Committee has directed Mr. Farrell to use corporate aircraft for personal travel.
(b)	Employees initially hired before 2008 who contribute to the 401(k) Plan receive a matching contribution of 50 cents for each dollar contributed up to 6% of compensation (subject to IRS limits) for employees who have less than 20 years of service, and 67 cents for each dollar contributed up to 6% of compensation (subject to IRS limits) for employees who have 20 or more years of service. All NEOs were hired prior to 2008.
(c)	Represents each payment of lost 401(k) Plan matching contribution due to IRS limits.

GRANTS OF PLAN-BASED AWARDS

The following table provides information about stock awards and non-equity incentive awards granted to our NEOs during the year ended December 31, 2016.

Name and Principal Position	Grant Date(1)	Grant Approval Date(1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards Number of Shares of Stock or Units	Grant Date Fair Value of Stock and Options Award(1)(4)(6)
			Threshold	Target	Maximum
Thomas F. Farrell II
2016 Annual Incentive Plan(2)			$—	$13,741	$27,482
2016 Cash Performance Grant(3)			—	37,263	74,527
2016 Restricted Stock Grant(4)	2/3/2016	1/21/2016				533	$37,264
Mark F. McGettrick
2016 Annual Incentive Plan(2)			—	13,777	27,555
2016 Cash Performance Grant(3)			—	21,678	43,357
2016 Restricted Stock Grant(4)	2/3/2016	1/21/2016				310	21,679
Paul E. Ruppert
2016 Annual Incentive Plan(2)			—	172,445	344,890
2016 Cash Performance Grant(3)			—	150,000	300,000
2016 Restricted Stock Grant(4)	2/3/2016	1/21/2016				2,146	150,070

Note: The NEOs perform services for more than one subsidiary of Dominion. Compensation included in this table reflects only the applicable portion related to their service for Dominion Midstream for the year presented.

(1)	On January 21, 2016, the CGN Committee approved the 2016 long-term incentive compensation awards for Dominion officers, which consisted of a restricted stock grant and a cash performance grant. The 2016 restricted stock award was granted on February 3, 2016. Under the 2014 Incentive Compensation Plan, fair market value is defined as the closing price of Dominion common stock on the date of grant or, if that day is not a trading day, on the most recent trading day immediately preceding the date of grant. The fair market value for the February 3, 2016 restricted stock grant was $69.93 per share, which was Dominion’s closing stock price on the grant date.
(2)	Amounts represent the range of potential payouts under the 2016 AIP. Actual amounts paid under the 2016 AIP are found in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. Under the AIP, officers are eligible for an annual performance-based award. The CGN Committee establishes target awards for each NEO based on his salary level and expressed as a percentage of the individual NEO’s base salary. The target award is the amount of cash that will be paid if the plan is fully funded and payout goals are achieved. For the 2016 AIP, funding was based on the achievement of consolidated operating earnings goals with the maximum funding capped at 200%, as explained under the Annual Incentive Plan section of the CD&A.
(3)	Amounts represent the range of potential payouts under the 2016 performance grant of the long-term incentive program. Payouts can range from 0% to 200% of the target award. Awards will be paid by March 15, 2018 depending on the achievement of performance goals for the two-year period ending December 31, 2017. The amount earned will depend on the level of achievement of two performance metrics: TSR—50% and ROIC—50%. TSR measures Dominion’s share performance for the two-year period ended December 31, 2017 relative to the TSR of the companies that are listed as members of the Philadelphia Stock Exchange Utility Index as of the end of the performance period. ROIC goal achievement will be scored against 2016 and 2017 budget goals.

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

(4)	The 2016 restricted stock grant fully vests at the end of three years. The restricted stock grant is forfeited in its entirety if an officer voluntarily terminates employment or is terminated with cause before the vesting date. The restricted stock grant provides for prorated vesting if an officer retires, dies, becomes disabled, is terminated without cause, or if there is a change in control. In the case of retirement, prorated vesting will not occur if the CEO (or for the CEO, the CGN Committee) determines the officer’s retirement is detrimental to the company. In the event of a change in control, prorated vesting is provided as of the change in control date, and full vesting if an officer’s employment is terminated, or constructively terminated by the successor entity following the change in control date but before the scheduled vesting date. Dividends on the restricted shares are paid during the restricted period at the same rate declared by Dominion for all shareholders.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table summarizes the equity awards made to NEOs that were outstanding at December 31, 2016. These equity awards are restricted shares of Dominion common stock. There were no unexercised or unexercisable option awards outstanding for any of our NEOs at December 31, 2016.

Name	Stock Awards
	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested(1) ($)
Thomas F. Farrell II	450	(2)	$34,492
	421	(3)	32,277
	533	(4)	40,813
Mark F. McGettrick	278	(2)	21,261
	245	(3)	18,778
	310	(4)	23,744
Paul E. Ruppert	2,209	(2)	169,187
	1,951	(3)	149,427
	2,146	(4)	164,362

Note: The NEOs perform services for more than one subsidiary of Dominion. Compensation included in this table reflects only the applicable portion related to their service for Dominion Midstream for the year presented.

(1)	The market value is based on closing stock price of $76.59 on December 30, 2016.
(2)	Shares vested on February 1, 2017.
(3)	Shares scheduled to vest on February 1, 2018.
(4)	Shares scheduled to vest on February 1, 2019.

OPTION EXERCISES AND STOCK VESTED

The following table provides information about the value realized by NEOs during the year ended December 31, 2016, on vested restricted stock awards. There were no option exercises by NEOs in 2016.

Name	Stock Awards
	Number of Shares Acquired on Vesting	Value Realized on Vesting
Thomas F. Farrell II	565	$39,621
Mark F. McGettrick	348	24,423
Paul E. Ruppert	2,770	194,399

Note: The NEOs perform services for more than one subsidiary of Dominion. Compensation included in this table reflects only the applicable portion related to their service for Dominion Midstream.

PENSION BENEFITS

The following table shows the actuarial present value of accumulated benefits payable to our NEOs, together with the number of years of benefit service credited to each NEO, under the plans listed in the table. Values are computed at December 31, 2016, using the same interest rate and mortality assumptions used in determining the aggregate pension obligations disclosed in the company’s financial statements. The years of credited service and the present value of accumulated benefits were determined by plan actuaries, using the appropriate accrued service, pay and other assumptions similar to those used for accounting and disclosure purposes. Please refer to Actuarial Assumptions Used to Calculate Pension Benefits for detailed information regarding these assumptions.

	Plan Name	Number of Years Credited Service(1)	Present Value of Accumulated Benefit(2)
Thomas F. Farrell II	Pension Plan	21.00	$11,130
	Benefit Restoration Plan	30.00	94,415
	Supplemental Retirement Plan	30.00	99,516
Mark F. McGettrick	Pension Plan	30.00	35,391
	Benefit Restoration Plan	30.00	101,285
	Supplemental Retirement Plan	30.00	121,313
Paul E. Ruppert	Pension Plan	29.58	1,755,801
	Benefit Restoration Plan	29.58	248,764
	Supplemental Retirement Plan	29.58	1,417,924

Note: The NEOs perform services for more than one subsidiary of Dominion. Compensation included in this table reflects only the applicable portion related to their service for Dominion Midstream for the year presented.

(1)	Years of credited service shown in this column for the Pension Plan are actual years accrued by an NEO from his date of participation to December 31, 2016. Service for the Benefit Restoration Plan and the Supplemental Retirement Plan is the NEO’s actual credited service at December 31, 2016 plus any potential total credited service to the plan maximum, including any extra years of credited service granted to Messrs. Farrell and McGettrick by the CGN Committee for the purpose of calculating benefits under these plans. Please refer to the narrative below and under Dominion Retirement Benefit Restoration Plan, Dominion Executive Supplemental Retirement Plan and Potential Payments Upon Termination or Change In Control for information about the requirements for receiving extra years of credited service and the amount credited, if any, for each NEO.
(2)	The amounts in this column are based on actuarial assumptions that all of the NEOs would retire at the earliest age they become eligible for unreduced benefits, including any additional years of credited age. In addition, for purposes of calculating the Benefit Restoration Plan benefits for Messrs. Farrell and McGettrick, the amounts reflect additional credited years of service granted to them pursuant to their agreements with the company (see Dominion Retirement Benefit Restoration Plan). If the amounts in this column did not include the additional years of credited service, the present value of the Benefit Restoration Plan benefit would be $35,439 lower for Mr. Farrell and $17,208 lower for Mr. McGettrick. Pension Plan and Supplemental Retirement Plan benefits amounts are not augmented by the additional service credit assumptions.

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

The IRC limits the amount of compensation that may be included in determining pension benefits under qualified pension plans. For 2016, the compensation limit was $265,000. The IRC also limits the total annual benefit that may be provided to a participant under a qualified defined benefit plan. For 2016, this limitation was the lesser of (i) $210,000 or (ii) the average of the participant’s compensation during the three consecutive years in which the participant had the highest aggregate compensation.

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

All of the NEOs are currently entitled to a full ESRP retirement benefit. Based on the terms of their individual letter agreements, Messrs. Farrell and McGettrick will receive an ESRP benefit calculated as a lifetime benefit. Mr. McGettrick has earned five years of additional age and service credit for purposes of computing his retirement benefits and eligibility for benefits under the ESRP, long-term incentive grants, and retiree medical and life insurance plans as he has met the requirement of remaining employed until he attained age 50.

Actuarial Assumptions Used to Calculate Pension Benefits

Actuarial assumptions used to calculate Pension Plan benefits are prescribed by the terms of the Pension Plan based on the IRC and Pension Benefit Guaranty Corporation (PBGC) requirements. The present value of the accumulated benefit is calculated using actuarial and other factors as determined by the plan actuaries and approved by Dominion. Actuarial assumptions used for the December 31, 2016, benefit calculations shown in the Pension Benefits table include a discount rate of 4.46% to determine the present value of the future benefit obligations for the Pension

Plan, BRP and ESRP and a lump sum interest rate of 3.71% to estimate the lump sum values of BRP and ESRP benefits. Each NEO is assumed to retire at the earliest age at which he is projected to become eligible for full, unreduced pension benefits. For purposes of estimating future eligibility for unreduced Pension Plan and ESRP benefits, the effect of future service is considered. Each NEO is assumed to commence Pension Plan payments at the same age as BRP payments. The longevity assumption used to determine the present value of benefits is the same assumption used for financial reporting of the Pension Plan liabilities, with no assumed mortality before retirement age. Mortality rates are developed from actual and projected plan experience for postretirement benefit plans. Dominion’s actuary conducts an experience study periodically as part of the process to select its best estimate of mortality. Dominion considers both standard mortality tables and improvement factors as well as the plans’ actual experience when selecting a best estimate. During 2016, Dominion conducted a new experience study as scheduled and, as a result, updated its mortality assumptions. For BRP and ESRP benefits, other actuarial assumptions include an assumed tax rate of 42%. BRP and ESRP benefits are assumed to be paid as lump sums; pension plan benefits are assumed to be paid as annuities.

The discount rate for calculating lump sum BRP and ESRP payments at the time an officer terminates employment is selected by Dominion’s Administrative Benefits Committee and adjusted periodically. For 2016, a 3.16% discount rate was used to determine the lump sum payout amounts. This discount rate was selected based on a rolling average of the blended rate published by the PBGC in October of the previous five years.

NONQUALIFIED DEFERRED COMPENSATION

Name	Aggregate Earnings in Last FY (as of 12/31/2016)*	Aggregate Withdrawals/ Distributions (as of 12/31/2016)	Aggregate Balance at Last FYE (as of 12/31/2016)
Thomas F. Farrell II	$—	$—	$—
Mark F. McGettrick	—	—	—
Paul E. Ruppert	34,205	—	232,976

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

Frozen Deferred Compensation Plan

The Frozen Deferred Compensation Plan includes amounts previously deferred from one of the following categories of compensation: (i) salary; (ii) bonus; (iii) vested restricted stock; and (iv) gains from stock option exercises. The plan also provided for company contributions of lost company 401(k) Plan match contributions and transfers from several CNG deferred compensation plans. The Frozen Deferred Compensation Plan offers 29 investment funds for the plan balances, including a Dominion Resources Stock Fund. Participants may change investment elections on any business day. Any vested restricted stock and gains from stock option exercises that were deferred were automatically allocated to the Dominion Resources Stock Fund and this allocation cannot be changed. Earnings are calculated based on the performance of the underlying investment fund. The Dominion Resources Stock Fund had a rate of return for 2016 of 17.7%.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Under certain circumstances, Dominion provides benefits to eligible employees upon termination of employment, including a termination of employment involving a change in control of the company, that are in addition to termination benefits for other employees in the same situation.

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

The following table provides the incremental payments that would be earned by each NEO if his employment had been terminated, or constructively terminated, at December 31, 2016. These benefits are in addition to retirement benefits that would be payable on any termination of employment. Please refer to the Pension Benefits table for information related to the present value of accumulated retirement benefits payable to the NEOs.

Incremental Payments Upon Termination or Change in Control

Name	Non-Qualified Plan Payment	Restricted Stock(1)	Performance Grant(1)	Non-Compete Payments (2)	Severance Payments	Retire Medical and Executive Life Insurance(3)	Out-placement Services	Excise Tax & Tax Gross-Up	Total
Thomas F. Farrell II(4)
Retirement	$—	$66,624	$17,822	$10,993	$—	$—	$—	$—	$95,439
Death/Disability	—	66,624	17,822	—	—	—	—	—	84,446
Change in Control(5)	3,530	40,957	19,442	—	74,203	—	182	—	138,314
Mark F. McGettrick(4)
Retirement	—	39,921	10,368	—	—	—	—	—	50,289
Death/Disability	—	39,921	10,368	—	—	—	—	—	50,289
Change in Control(5)	4,182	23,863	11,310	—	82,665	—	403	—	122,423
Paul E. Ruppert
Termination	—	—	—	—	—	—	—	—	—
Death/Disability	—	310,036	71,739	—	—	—	—	—	381,775
Change in Control(5)	1,772,967	482,977	150,000	—	1,552,001	31,400	25,000	2,020,535	6,109,880

Note: The NEOs perform services for more than one subsidiary of Dominion. Compensation included in this table reflects only the applicable portion related to their service for Dominion Midstream for the year presented.

(1)	Grants made in 2014, 2015 and 2016 under the long-term incentive program vest pro rata upon termination without cause, death or disability. These grants vest pro rata upon retirement provided the CEO of Dominion (or in the case of the CEO, the CGN Committee) determines the NEO’s retirement is not detrimental to the company; amounts shown assume this determination was made. The amounts shown in the restricted stock column are based on the closing stock price of $76.59 on December 30, 2016.
(2)	Pursuant to a letter agreement dated February 28, 2003, Mr. Farrell will be entitled to a special payment of one times salary upon retirement in exchange for a two-year non-compete agreement. Mr. Farrell would not be entitled to this non-compete payment in the event of his death.
(3)	Amounts in this column represent the value of the annual incremental benefit the NEOs would receive for executive life insurance and retiree medical coverage. Messrs. Farrell and McGettrick are eligible for retiree medical and executive life insurance upon any termination because they are retirement eligible and have completed 10 years of service.
(4)	Messrs. Farrell and McGettrick are eligible for retirement, and this table above assumes they would each retire in connection with any termination event.
(5)	Change in control amounts assume that a change in control and a termination or constructive termination takes place on December 31, 2016. The amounts indicated upon a change in control are the incremental amounts attributable to five years of additional age and service credited pursuant to the Employment Continuity Agreements that each NEO would receive over the amounts payable upon a retirement. The restricted stock and performance grant amounts represent the value of the awards upon a change in control that is above what would be received upon a retirement or termination.

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

NON-EMPLOYEE DIRECTOR COMPENSATION TABLE

Directors of our general partner who are not officers of the general partner or any of its affiliates or employees of Dominion or any of its affiliates receive compensation as non-employee directors, which consisted of an annual cash retainer of $70,000 and an annual equity retainer equal to $80,000 for 2016. The chair of each standing committee of the general partner’s Board of Directors receives an additional annual cash retainer as follows: Audit Committee chair: $15,000; and Conflicts Committee chair: $15,000. The equity portion of the non-employee director’s compensation consists of restricted units granted under the

Dominion Midstream LTIP and is subject to a one-year restriction period. The restricted units are granted in tandem with distribution equivalent rights. Further, each director is indemnified for his or her actions associated with being a director to the fullest extent permitted under Delaware law and is reimbursed for all expenses incurred in attending to his or her duties as a director.

The following tables and footnotes reflect the compensation and fees paid to the non-employee directors of our general partner for their services in 2016. Messrs. Farrell and McGettrick do not receive any separate compensation for their services as directors.

2016 NON-EMPLOYEE DIRECTOR COMPENSATION

Name	Fees earned or paid in cash	Stock Awards(1)	Total
Joseph M. Rigby	$85,000	$80,000	$165,000
John W. Snow	70,000	80,000	150,000
Harris H. Simmons	17,500	20,000	37,500
David A. Wollard	85,000	80,000	165,000
All directors	$257,500	$260,000	$517,500

(1)	Messrs. Rigby, Snow and Wollard each received an annual equity retainer valued at approximately $80,000, which was equal to 2,587 units, valued at $30.92 per unit based on the closing price of Dominion Midstream common units on January 4, 2016. Mr. Simmons was appointed to the Board effective October 21, 2016 and therefore received a prorated annual equity retainer valued at approximately $20,000, which was equal to 818 units, valued at $24.45 per unit based on the closing price of Dominion Midstream common units on October 24, 2016. A total of 8,579 units, in aggregate, were distributed to these directors for their annual equity retainers.

No options have been granted to directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of common units, subordinated units and Series A Preferred Units of Dominion Midstream held by beneficial owners of five percent or more of the units, by each director and NEO of our general partner, and by the directors and executive officers of our general partner as a group at February 24, 2017. Unless otherwise noted, the address for each beneficial owner listed below is 120 Tredegar Street, Richmond, Virginia 23219. The percentage of units is based on 67,251,952 common units, 31,972,789 subordinated units and 30,308,342 Series A Preferred Units at February 24, 2017.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Series A Preferred Units Beneficially Owned	Percentage of Series A Preferred Units Beneficially Owned	Percentage of Common, Subordinated and Series A Preferred Units Beneficially Owned
Dominion Resources, Inc.(1)	18,504,628	27.5%	31,972,789	100%	11,365,628	37.5%	47.7%
Stonepeak Commonwealth Holdings LLC(2)	2,178,412	3.2	—	—	16,417,018	54.2	14.4
Tortoise Capital Advisors, L.L.C.(3)	7,026,421	10.4	—	—	—	—	5.4
National Grid PLC(4)	6,783,373	10.1	—	—	—	—	5.2
Chickasaw Capital Management, LLC(5)	3,404,625	5.1	—	—	—	—	2.6
Thomas F. Farrell II	69,900	*	—	—	—	—	*
Diane Leopold(6)	2,500	*	—	—	—	—	*
John A. Luke, Jr.(6)	2,389	*	—	—	—	—	*
Mark F. McGettrick	64,900	*	—	—	—	—	*
Joseph M. Rigby(6)	12,731	*	—	—	—	—	*
Harris H. Simmons	3,503	*	—	—	—	—	*
John W. Snow	75,231	*	—	—	—	—	*
David A. Wollard	23,531	*	—	—	—	—	*
Paul E. Ruppert	—	*	—	—	—	—	*
All executive officers and directors as a group (11 persons)(7)(8)	259,185	*	—	—	—	—	*

*	Less than 1 percent.
(1)	11,847,789 common units and 31,972,789 subordinated units are directly held by Dominion MLP Holding Company, LLC. An additional 6,656,839 common units and 11,365,628 Series A Preferred Units are directly held by QPC Holding Company. Dominion is the ultimate parent company of the general partner, Dominion MLP Holding Company, LLC, and QPC Holding Company, and may be deemed to indirectly beneficially own the common units, subordinated units and Series A Preferred Units directly held by Dominion MLP Holding Company, LLC, and QPC Holding Company.
(2)	Stonepeak Commonwealth Holdings LLC is located at 717 5th Avenue, 25th Floor, New York, New York 10022.
(3)	Tortoise Capital Advisors, L.L.C., 11550 Ash Street, Suite 300, Leawood, Kansas 66211, filed a Schedule 13G with the SEC on February 14, 2017, reporting that it has sole voting or dispositive power over 777,668 common units, shared voting power over 5,593,080 common units, and shared dispositive power over 6,248,753 common units.
(4)	National Grid PLC, 1-3 Strand, London XO WC2N 5EH, filed a Schedule 13G with the SEC on October 9, 2015 reporting that it has shared voting or dispositive power over 6,783,373 common units.
(5)	Chickasaw Capital Management, LLC, 6075 Poplar Ave. Suite 720, Memphis, TN 38119, filed a Schedule 13G with the SEC on January 27, 2017, reporting that it has sole voting or dispositive power over 3,404,625 common units.
(6)	Effective February 23, 2017, Ms. Leopold and Mr. Luke were appointed to, and Mr. Rigby resigned from, the Board of Directors of Dominion Midstream GP, LLC.
(7)	Effective January 1, 2017, Mr. Webb was elected Senior Vice President – Corporate Affairs and Chief Legal Officer of Dominion Midstream GP, LLC. His unit holdings are included in the group total.
(8)	No individual director or executive officer has the right to acquire beneficial ownership of units within 60 days of February 24, 2017. Unless otherwise noted, all units are held directly by the director or executive officer and such person has sole voting and investment power with respect to such shares. Includes shares as to which a director or executive officer has voting and/or investment discretion or voting and/or investment power is shared with or controlled by another person as follows: Mr. Farrell, 10,000 (units held jointly with spouse); and all directors and executive officers as a group, 10,500.

The following table sets forth the number of shares of Dominion common stock beneficially owned at February 24, 2017 by each director of our general partner, by each NEO of our general partner and by all directors and executive officers of our general partner as a group. Unless otherwise noted, the address for each beneficial owner listed below is 120 Tredegar Street, Richmond, Virginia 23219.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Deferred Stock Accounts(1)	Restricted Shares	Total	Percentage of Common Stock Beneficially Owned
Thomas F. Farrell II	853,038	—	203,858	1,056,896	*
Diane Leopold(2)	32,597	—	13,802	46,399	*
John A. Luke, Jr.(2)	—	—	—	—	*
Mark F. McGettrick	258,712	—	53,600	312,312	*
Joseph M. Rigby(2)	—	656	—	656	*
Harris H. Simmons	—	—	—	—	*
John W. Snow	4,075	—	—	4,075	*
David A. Wollard	16,148	22,422	—	38,570	*
Paul E. Ruppert	31,039	—	6,306	37,345	*
All directors and executive officers as a group (11 persons)(3)(4)	1,216,439	23,078	290,878	1,530,395	*

*	Less than 1 percent.
(1)	Shares in trust for which a director has voting rights. Amounts include shares issued to a trust from a frozen deferred compensation plan account.
(2)	Effective February 23, 2017, Ms. Leopold and Mr. Luke were appointed to, and Mr. Rigby resigned from, the Board of Directors of Dominion Midstream GP, LLC.
(3)	Effective January 1, 2017, Mr. Webb was elected Senior Vice President – Corporate Affairs and Chief Legal Officer of Dominion Midstream GP, LLC. His share holdings are included in the group total.
(4)	No individual director or executive officer has the right to acquire beneficial ownership of shares within 60 days of February 24, 2017. Unless otherwise noted, all shares are held directly by the director or executive officer and such person has sole voting and investment power with respect to such shares. Includes shares as to which the director or executive officer has voting and/or investment discretion or voting and/or investment power is shared with or controlled by another person as follows: Mr. Farrell, 18,000 (shares held jointly with spouse) and 65,454 (shares held by family foundation); and all directors and executive officers as a group, 83,863.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information at December 31, 2016 with respect to common units that may be issued under the Dominion Midstream LTIP:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	2,984,044
Total	—	—	2,984,044

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

At February 15, 2017, Dominion owned 18,504,628 common units, all of our 31,972,789 subordinated units and 11,365,628 Series A Preferred Units, representing an aggregate of approximately 47.7% limited partner interest in us (excluding the IDRs, which cannot be expressed as a fixed percentage), and owns and controls our general partner. Dominion appointed all of the directors of our general partner, which owns a non-economic general partner interest in us and owns the IDRs. In addition, Messrs. Farrell, McGettrick and Webb and Mses. Leopold and Cardiff serve as executive officers of Dominion and Mr. Farrell is also Chairman of the Board of Directors of Dominion.

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

Agreements between Questar Pipeline and Dominion

Questar Pipeline provides transportation and storage services to Questar Gas Company pursuant to long-term contracts. Questar Pipeline is a party to a services agreement with DRS pursuant to which it receives administrative, management and other services from DRS as it deems necessary or appropriate for its operations. Questar Pipeline is also a party to a services agreement with QPC Services Company pursuant to which it receives human resources and operations services from QPC Services Company as it deems necessary or appropriate for its operations.

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

Since January 1, 2016, there have been no related party transactions involving Dominion Midstream that were required either to be approved under Dominion Midstream’s policies or reported under the SEC related party transactions rules.

Director Independence

See Item 10. Directors, Executive Officers and Corporate Governance for information about the independence of the Board of Directors of our general partner and its committees.

Item 14. Principal Accountant Fees and Services

The following table presents fees paid to Deloitte & Touche LLP for the fiscal years ended December 31, 2016 and 2015.

Type of Fees	2016	2015
(millions)
Audit fees	$1.09	$0.73
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$1.09	$0.73

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

See Index on page 50.

2. All schedules are omitted because they are not applicable, or the required information is either not material or is shown in the financial statements or the related notes.

3. Exhibits (incorporated by reference unless otherwise noted.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Purchase, Sale and Contribution Agreement by and among Dominion Resources, Inc., Dominion MLP Holding Company II, Inc. and Dominion Midstream Partners, LP dated April 1, 2015 (Exhibit 2.1, Form 8-K filed April 1, 2015, File No. 1-36684).

2.2	Contribution Agreement by and among North East Transmission Co., Inc., National Grid IGTS Corp., Dominion Midstream Partners, LP and Iroquois GP Holding Company, LLC, dated as of August 14, 2015 (Exhibit 2.1, Form 8-K filed August 17, 2015, File No. 1-36684).

2.3	Contribution Agreement by and among NJNR Pipeline Company, Dominion Midstream Partners, LP and Iroquois GP Holding Company, LLC, dated as of August 14, 2015 (Exhibit 2.2, Form 8-K filed August 17, 2015, File No. 1-36684).

2.4	Contribution, Conveyance and Assumption Agreement, dated as of October 28, 2016, by and among Dominion Resources, Inc., QPC Holding Company and Dominion Midstream Partners, LP (Exhibit 2.1, Form 8-K filed October 31, 2016, File No. 1-36684).

3.1	Certificate of Limited Partnership of Dominion Midstream Partners, LP (Exhibit 3.1, Form S-1 Registration Statement filed March 28, 2014, File No. 333-194864).

3.2	Second Amended and Restated Agreement of Limited Partnership of Dominion Midstream Partners, LP, dated as of December 1, 2016, by and between Dominion Midstream GP, LLC and Dominion MLP Holding Company, LLC (Exhibit 3.1, Form 8-K filed December 1, 2016, File No. 1-36684).

4.1	Registration Rights Agreement by and between Dominion Midstream Partners, LP and Dominion MLP Holding Company, LLC (Exhibit 3.1, Form 8-K filed October 20, 2014, File No. 1-36684).

4.2	Registration Rights Agreement by and between Dominion Midstream Partners, LP and Dominion MLP Holding Company II, Inc. (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 2015 filed August 6, 2015, File No. 1-36684).

4.3	Registration Rights Agreement by and among Dominion Midstream Partners, LP, North East Transmission Co., Inc. and National Grid IGTS Corp., dated as of September 29, 2015 (Exhibit 10.1, Form 8-K filed September 29, 2015, File No. 1-36684).

4.4	Registration Rights Agreement by and between Dominion Midstream Partners, LP and NJNR Pipeline Company, dated as of September 29, 2015 (Exhibit 10.2, Form 8-K filed September 29, 2015, File No. 1-36684).

4.5	Registration Rights Agreement, dated as of December 1, 2016, by and between Dominion Midstream Partners, LP and the Purchasers party thereto (Exhibit 4.1, Form 8-K filed December 1, 2016, File No. 1-36684).

10.1	Contribution Agreement, dated as of October 10, 2014, by and among Dominion Midstream Partners, LP, Dominion Midstream GP, LLC, Dominion Cove Point, Inc., Cove Point GP Holding Company, LLC, Dominion Cove Point LNG, LP, Dominion MLP Holding Company, LLC and Dominion Gas Projects Company, LLC (Exhibit 10.1, Form 8-K filed October 17, 2014, File No. 1-36684).

10.2	Inter-Company Credit Agreement by and between Dominion Midstream Partners, LP and Dominion Resources, Inc. (Exhibit 10.1, Form 8-K filed October 20, 2014, File No. 1-36684).

Exhibit Number	Description

10.3	Services Agreement by and between Dominion Midstream GP, LLC and Dominion Resources Services, Inc. (Exhibit 10.2, Form 8-K filed October 20, 2014, File No. 1-36684).

10.4	Right of First Offer Agreement by and between Dominion Midstream Partners, LP and Dominion Resources, Inc. (Exhibit 10.3, Form 8-K filed October 20, 2014, File No. 1-36684).

10.5*	Dominion Midstream Partners, LP 2014 Long-Term Incentive Plan (Exhibit 10.6, Form 8-K filed October 20, 2014, File No. 1-36684).

10.6†	Terminal Expansion Agreement Cove Point between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated September 1, 2006 (Exhibit 10.6, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.7†	Amendment to the Terminal Expansion Agreement between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated December 14, 2007 (Exhibit 10.7, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.8†	Acknowledgment and Amendment to the Precedent Agreement for Firm LNG Tanker Discharging Service (Expansion Project) and to the Terminal Expansion Agreement Cove Point between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated April 2009 (Exhibit 10.8, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.9	Amendment to the Terminal Expansion Agreement Cove Point between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated September 22, 2009 (Exhibit 10.9, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.10†	Agreement and Amendment to the Terminal Expansion Agreement between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated January 26, 2011 (Exhibit 10.10, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.11	Agreement and Amendment to the Terminal Expansion Agreement between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated April, 2012 (Exhibit 10.11, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.12†	Early Termination Letter Agreement between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated March 15, 2013 (Exhibit 10.12, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.13	Form of Promissory Note in the initial principal amount of $295,331,972 dated April 1, 2015 (Exhibit 10.1, Form 8-K filed April 1, 2015, File No. 1-36684).

10.14	Fourth Amended and Restated Agreement of Limited Partnership of Dominion Cove Point LNG, LP among Cove Point GP Holding Company, LLC, Dominion Gas Projects Company, LLC and Dominion Cove Point, Inc. (Exhibit 10.2, Form 10-Q for the quarter ended March 31, 2015 filed May 5, 2015, File No. 1-36684).

10.15*	Non-employees directors’ annual compensation for Dominion Midstream GP, LLC (Exhibit 10.15, Form 10-K for the year ended December 31, 2015 filed February 26, 2016, File No. 1-36684).

10.16*	Form of Restricted Unit Award Agreement for Non-Employee Directors under the 2014 Long-Term Incentive Plan approved December 18, 2015 (Exhibit 10.16, Form 10-K for the year ended December 31, 2015 filed February 26, 2016, File No. 1-36684).

10.17	Series A Preferred Unit and Common Unit Purchase Agreement, dated as of October 27, 2016, among Dominion Midstream Partners, LP and the purchasers party thereto (Exhibit 10.1, Form 8-K filed October 31, 2016, File No. 1-36684).

10.18	$300,000,000 Term Loan Agreement, dated as of October 28, 2016, among Dominion Midstream Partners, LP, QPC Holding Company, as Guarantor, the several lenders from time to time parties thereto, Royal Bank of Canada, as Administrative Agent, and Mizuho Bank, Ltd., as Syndication Agent (Exhibit 10.2, Form 8-K filed October 31, 2016, File No. 1-36684).

Exhibit Number	Description

21	Subsidiaries of Dominion Midstream Partners, LP (filed herewith).

23	Consent of Deloitte & Touche LLP (filed herewith).

31.a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.b	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial statements from Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 28, 2017, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity and Partners’ Capital (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

*	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted for certain portions of this exhibit pursuant to a confidential treatment order granted by the Securities and Exchange Commission. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

Item 16. Form 10-K Summary

None.

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
(Thomas F. Farrell II, Chairman, President and Chief Executive Officer)

Date: February 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February, 2017.

Signature	Title

/s/ Thomas F. Farrell II Thomas F. Farrell II	Chairman of the Board of Directors, President and Chief Executive Officer of Dominion Midstream GP, LLC

/s/ Diane Leopold Diane Leopold	Director of Dominion Midstream GP, LLC

/s/ John A. Luke, Jr. John A. Luke, Jr.	Director of Dominion Midstream GP, LLC

/s/ Mark F. McGettrick Mark F. McGettrick	Director, Executive Vice President and Chief Financial Officer of Dominion Midstream GP, LLC

/s/ Harris H. Simmons Harris H. Simmons	Director of Dominion Midstream GP, LLC

/s/ John W. Snow John W. Snow	Director of Dominion Midstream GP, LLC

/s/ David A. Wollard David A. Wollard	Director of Dominion Midstream GP, LLC

/s/ Michele L. Cardiff Michele L. Cardiff	Vice President, Controller and Chief Accounting Officer of Dominion Midstream GP, LLC

Exhibit Index

Exhibit Number	Description

2.1	Purchase, Sale and Contribution Agreement by and among Dominion Resources, Inc., Dominion MLP Holding Company II, Inc. and Dominion Midstream Partners, LP dated April 1, 2015 (Exhibit 2.1, Form 8-K filed April 1, 2015, File No. 1-36684).

2.2	Contribution Agreement by and among North East Transmission Co., Inc., National Grid IGTS Corp., Dominion Midstream Partners, LP and Iroquois GP Holding Company, LLC, dated as of August 14, 2015 (Exhibit 2.1, Form 8-K filed August 17, 2015, File No. 1-36684).

2.3	Contribution Agreement by and among NJNR Pipeline Company, Dominion Midstream Partners, LP and Iroquois GP Holding Company, LLC, dated as of August 14, 2015 (Exhibit 2.2, Form 8-K filed August 17, 2015, File No. 1-36684).

2.4	Contribution, Conveyance and Assumption Agreement, dated as of October 28, 2016, by and among Dominion Resources, Inc., QPC Holding Company and Dominion Midstream Partners, LP (Exhibit 2.1, Form 8-K filed October 31, 2016, File No. 1-36684).

3.1	Certificate of Limited Partnership of Dominion Midstream Partners, LP (Exhibit 3.1, Form S-1 Registration Statement filed March 28, 2014, File No. 333-194864).

3.2	Second Amended and Restated Agreement of Limited Partnership of Dominion Midstream Partners, LP, dated as of December 1, 2016, by and between Dominion Midstream GP, LLC and Dominion MLP Holding Company, LLC (Exhibit 3.1, Form 8-K filed December 1, 2016, File No. 1-36684).

4.1	Registration Rights Agreement by and between Dominion Midstream Partners, LP and Dominion MLP Holding Company, LLC (Exhibit 3.1, Form 8-K filed October 20, 2014, File No. 1-36684).

4.2	Registration Rights Agreement by and between Dominion Midstream Partners, LP and Dominion MLP Holding Company II, Inc. (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 2015 filed August 6, 2015, File No. 1-36684).

4.3	Registration Rights Agreement by and among Dominion Midstream Partners, LP, North East Transmission Co., Inc. and National Grid IGTS Corp., dated as of September 29, 2015 (Exhibit 10.1, Form 8-K filed September 29, 2015, File No. 1-36684).

4.4	Registration Rights Agreement by and between Dominion Midstream Partners, LP and NJNR Pipeline Company, dated as of September 29, 2015 (Exhibit 10.2, Form 8-K filed September 29, 2015, File No. 1-36684).

4.5	Registration Rights Agreement, dated as of December 1, 2016, by and between Dominion Midstream Partners, LP and the Purchasers party thereto (Exhibit 4.1, Form 8-K filed December 1, 2016, File No. 1-36684).

10.1	Contribution Agreement, dated as of October 10, 2014, by and among Dominion Midstream Partners, LP, Dominion Midstream GP, LLC, Dominion Cove Point, Inc., Cove Point GP Holding Company, LLC, Dominion Cove Point LNG, LP, Dominion MLP Holding Company, LLC and Dominion Gas Projects Company, LLC (Exhibit 10.1, Form 8-K filed October 17, 2014, File No. 1-36684).

10.2	Inter-Company Credit Agreement by and between Dominion Midstream Partners, LP and Dominion Resources, Inc. (Exhibit 10.1, Form 8-K filed October 20, 2014, File No. 1-36684).

10.3	Services Agreement by and between Dominion Midstream GP, LLC and Dominion Resources Services, Inc. (Exhibit 10.2, Form 8-K filed October 20, 2014, File No. 1-36684).

10.4	Right of First Offer Agreement by and between Dominion Midstream Partners, LP and Dominion Resources, Inc. (Exhibit 10.3, Form 8-K filed October 20, 2014, File No. 1-36684).

10.5*	Dominion Midstream Partners, LP 2014 Long-Term Incentive Plan (Exhibit 10.6, Form 8-K filed October 20, 2014, File No. 1-36684).

10.6†	Terminal Expansion Agreement Cove Point between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated September 1, 2006 (Exhibit 10.6, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.7†	Amendment to the Terminal Expansion Agreement between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated December 14, 2007 (Exhibit 10.7, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.8†	Acknowledgment and Amendment to the Precedent Agreement for Firm LNG Tanker Discharging Service (Expansion Project) and to the Terminal Expansion Agreement Cove Point between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated April 2009 (Exhibit 10.8, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

Exhibit Number	Description

10.9	Amendment to the Terminal Expansion Agreement Cove Point between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated September 22, 2009 (Exhibit 10.9, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.10†	Agreement and Amendment to the Terminal Expansion Agreement between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated January 26, 2011 (Exhibit 10.10, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.11	Agreement and Amendment to the Terminal Expansion Agreement between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated April, 2012 (Exhibit 10.11, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.12†	Early Termination Letter Agreement between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated March 15, 2013 (Exhibit 10.12, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.13	Form of Promissory Note in the initial principal amount of $295,331,972 dated April 1, 2015 (Exhibit 10.1, Form 8-K filed April 1, 2015, File No. 1-36684).

10.14	Fourth Amended and Restated Agreement of Limited Partnership of Dominion Cove Point LNG, LP among Cove Point GP Holding Company, LLC, Dominion Gas Projects Company, LLC and Dominion Cove Point, Inc. (Exhibit 10.2, Form 10-Q for the quarter ended March 31, 2015 filed May 5, 2015, File No. 1-36684).

10.15*	Non-employees directors’ annual compensation for Dominion Midstream GP, LLC (Exhibit 10.15, Form 10-K for the year ended December 31, 2015 filed February 26, 2016, File No. 1-36684).

10.16*	Form of Restricted Unit Award Agreement for Non-Employee Directors under the 2014 Long-Term Incentive Plan approved December 18, 2015 (Exhibit 10.16, Form 10-K for the year ended December 31, 2015 filed February 26, 2016, File No. 1-36684).

10.17	Series A Preferred Unit and Common Unit Purchase Agreement, dated as of October 27, 2016, among Dominion Midstream Partners, LP and the purchasers party thereto (Exhibit 10.1, Form 8-K filed October 31, 2016, File No. 1-36684).

10.18	$300,000,000 Term Loan Agreement, dated as of October 28, 2016, among Dominion Midstream Partners, LP, QPC Holding Company, as Guarantor, the several lenders from time to time parties thereto, Royal Bank of Canada, as Administrative Agent, and Mizuho Bank, Ltd., as Syndication Agent (Exhibit 10.2, Form 8-K filed October 31, 2016, File No. 1-36684).

21	Subsidiaries of Dominion Midstream Partners, LP (filed herewith).

23	Consent of Deloitte & Touche LLP (filed herewith).

31.a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.b	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial statements from Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 28, 2017, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity and Partners’ Capital (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

*	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted for certain portions of this exhibit pursuant to a confidential treatment order granted by the Securities and Exchange Commission. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

