Form 10-Q
period 2017-03-31
Dominion Midstream Partners, LP
filed 2017-05-04
CIK 1603286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 67,249,267 common units and 31,972,789 subordinated units outstanding at April 14, 2017.

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition
2005 Agreement	An agreement effective March 1, 2005, which Cove Point entered into with the Sierra Club and the Maryland Conservation Council, Inc.

Additional Return Distributions	The additional cash distribution equal to 3.0% of Cove Point’s Modified Net Operating Income in excess of $600 million distributed each year

Adjusted EBITDA	EBITDA after adjustment for EBITDA attributable to predecessors and a noncontrolling interest in Cove Point held by Dominion subsequent to the Offering, less income from equity method investees, plus distributions from equity method investees

AFUDC	Allowance for funds used during construction

AOCI	Accumulated other comprehensive income (loss)

CEO	Chief Executive Officer

CFO	Chief Financial Officer

Charleston Project	Project to provide 80,000 Dths/day of firm transportation service from an existing interconnect with Transco in Spartanburg County, South Carolina to customers in Dillon, Marlboro, Sumter, Charleston, Lexington and Richland counties, South Carolina

Columbia to Eastover Project	Project to provide 15,800 Dths/day of firm transportation service from an existing interconnect with Southern Natural Gas Company, LLC in Aiken County, South Carolina and provide for a receipt point change of 2,200 Dths/day under an existing contract from an existing interconnect with Transco in Cherokee County, South Carolina for a total 18,000 Dths/day, to a new delivery point for the International Paper Company at its pulp and paper mill known as the Eastover Plant in Richland County, South Carolina

Cove Point	Dominion Cove Point LNG, LP

Cove Point LNG Facility	An LNG import/regasification and storage facility located on the Chesapeake Bay in Lusby, Maryland owned by Cove Point

Cove Point Pipeline	An approximately 136-mile natural gas pipeline owned by Cove Point that connects the Cove Point LNG Facility to interstate natural gas pipelines

CPCN	Certificate of Public Convenience and Necessity

DCG	Dominion Carolina Gas Transmission, LLC

DCG Acquisition	The acquisition of DCG by Dominion Midstream from Dominion on April 1, 2015

DCGS	Dominion Carolina Gas Services, Inc.

Dominion	The legal entity, Dominion Resources, Inc., one or more of its consolidated subsidiaries (other than Dominion Midstream GP, LLC and its subsidiaries), or operating segments, or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries

Dominion Midstream	The legal entity, Dominion Midstream Partners, LP, one or more of its consolidated subsidiaries, Cove Point GP Holding Company, LLC, Iroquois GP Holding Company, LLC, DCG and Questar Pipeline (beginning December 1, 2016), or the entirety of Dominion Midstream Partners, LP and its consolidated subsidiaries

Dominion Questar	The legal entity, Dominion Questar Corporation, one or more of its consolidated subsidiaries, or operating segments, or the entirety of Dominion Questar Corporation and its consolidated subsidiaries

DRS	Dominion Resources Services, Inc.

Dth	Dekatherm

Eastern Market Access Project	Project to provide 294,000 Dths/day of firm transportation service to help meet demand for natural gas for Washington Gas Light Company, a local gas utility serving customers in D.C., Virginia and Maryland, and Mattawoman Energy, LLC for its new electric power generation facility to be built in Maryland

EBITDA	Earnings before interest and associated charges, income tax expense, depreciation and amortization

EPA	Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

GAAP	U.S. generally accepted accounting principles

Hyrum Project	Project to provide 100,000 Dths/day of firm transportation service to help meet growing demand for natural gas for Questar Gas Company, an affiliated local gas utility serving customers in Utah, Wyoming and Idaho

IDR	Incentive distribution right

Import Shippers	The three LNG import shippers consisting of BP Energy Company, Shell NA LNG, Inc. and Statoil Natural Gas, LLC

Iroquois	Iroquois Gas Transmission System, L.P.

Keys Energy Project	Project to provide 107,000 Dths/day of firm transportation service from Cove Point’s interconnect with Transco in Fairfax County, Virginia to Keys Energy Center, LLC’s power generating facility in Prince George’s County, Maryland

Abbreviation or Acronym	Definition
Liquefaction Project	A natural gas export/liquefaction facility currently under construction by Cove Point

LNG	Liquefied natural gas

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MLP	Master limited partnership, equivalent to publicly traded partnership

Modified Net Operating Income	Cove Point’s Net Operating Income plus any interest expense included in the computation of Net Operating Income

Net Operating Income	Cove Point’s gross revenues from operations minus its interest expense and operating expenses, but excluding depreciation and amortization, as determined for U.S. federal income tax purposes

NGA	Natural Gas Act of 1938, as amended

NYSE	New York Stock Exchange

Offering	The initial public offering of common units of Dominion Midstream

organizational design initiative	In the first quarter of 2016, Dominion announced an organizational design initiative that reduced its total workforce during 2016, the goal of which was to streamline its leadership structure and push decision making lower while also improving efficiency

Preferred Equity Interest	A perpetual, non-convertible preferred equity interest in Cove Point entitled to the Preferred Return Distributions and the Additional Return Distributions

Preferred Return Distributions	The first $50.0 million of annual cash distributions made by Cove Point

Private Placement Agreement	Series A Preferred Unit and Common Unit Purchase Agreement between Dominion Midstream and purchasers (certain affiliates of Stonepeak Infrastructure Partners, Magnetar Financial LLC, First Reserve Advisors, L.L.C., Kayne Anderson Capital Advisors, L.P. and Tortoise Capital Advisors, LLC) dated October 27, 2016

Questar Pipeline	Questar Pipeline, LLC, one or more of its consolidated subsidiaries, or the entirety of Questar Pipeline, LLC and its consolidated subsidiaries

Questar Pipeline Acquisition	The acquisition of Questar Pipeline by Dominion Midstream from Dominion on December 1, 2016

Questar Pipeline Contribution Agreement	Contribution, Conveyance and Assumption Agreement between Dominion and Dominion Midstream dated October 28, 2016

SCANA	SCANA Corporation

SCE&G	South Carolina Electric & Gas Company

SEC	Securities and Exchange Commission

Series A Preferred Units	Series A convertible preferred units representing limited partner interests in Dominion Midstream, issued in December 2016

St. Charles Transportation Project	Project to provide 132,000 Dths/day of firm transportation service from Cove Point’s interconnect with Transco in Fairfax County, Virginia to Competitive Power Venture Maryland, LLC’s power generating facility in Charles County, Maryland

Storage Customers	The four local distribution companies that receive firm peaking services from Cove Point, consisting of: Atlanta Gas Light Company, Public Service Company of North Carolina, Incorporated, Virginia Natural Gas, Inc. and Washington Gas Light Company

Transco	Transcontinental Gas Pipe Line Company, LLC

VIE	Variable interest entity

White River Hub	White River Hub, LLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2017	2016
(millions, except per unit data)
Operating Revenue(1)	$130.2	$83.0

Operating Expenses
Purchased gas(1)	12.2	0.9
Other operations and maintenance:
Affiliated suppliers	15.6	9.4
Other	15.5	10.6
Depreciation and amortization	24.9	10.0
Other taxes	9.3	7.3

Total operating expenses	77.5	38.2

Income from operations	52.7	44.8
Earnings from equity method investees	8.0	6.4
Other income	1.3	0.5
Interest and related charges (benefit)(1)	7.7	(0.1)

Net income including noncontrolling interest and predecessors	$54.3	$51.8

Less: Net income attributable to noncontrolling interest	2.1	28.7

Net income attributable to partners	$52.2	$23.1

Net income attributable to partners’ ownership interest
Preferred unitholders’ interest in net income	$9.5	$—
General partner’s interest in net income	2.7	0.4
Common unitholders’ interest in net income	27.1	13.4
Subordinated unitholder’s interest in net income	12.9	9.3
Net income per limited partner unit (basic)
Common units	$0.40	$0.29
Subordinated units	0.40	0.29
Net income per limited partner unit (diluted)
Common units	$0.37	$0.29
Subordinated units	0.40	0.29

(1)	See Note 15 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

DOMINION MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2017	2016
(millions)
Net income including noncontrolling interest and predecessors	$54.3	$51.8
Other comprehensive loss:
Net deferred losses on derivatives-hedging activities	(0.5)	—

Other comprehensive loss	(0.5)	—

Comprehensive income including noncontrolling interest and predecessors	53.8	51.8
Comprehensive income attributable to noncontrolling interests	2.1	28.7

Comprehensive income attributable to partners	$51.7	$23.1

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

DOMINION MIDSTREAM PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$91.1	$39.6
Restricted cash	25.0	25.0
Customer and other receivables	31.7	45.9
Affiliated receivables	12.7	18.3
Inventories	22.0	20.1
Regulatory assets	6.0	5.1
Other(2)	9.9	16.9

Total current assets	198.4	170.9

Investment in Equity Method Affiliates	258.8	257.8

Property, Plant and Equipment
Property, plant and equipment	7,259.2	6,911.4
Accumulated depreciation and amortization	(1,052.2)	(1,032.0)

Total property, plant and equipment, net	6,207.0	5,879.4

Deferred Charges and Other Assets
Goodwill	819.2	819.2
Regulatory assets	40.6	40.2
Other(2)	20.3	19.4

Total deferred charges and other assets	880.1	878.8

Total assets	$7,544.3	$7,186.9

(1)	Dominion Midstream’s Consolidated Balance Sheet at December 31, 2016 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 15 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

DOMINION MIDSTREAM PARTNERS, LP

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

	March 31, 2017	December 31, 2016(1)
(millions)
LIABILITIES AND EQUITY AND PARTNERS’ CAPITAL
Current Liabilities
Securities due within one year	$250.0	$—
Accounts payable	18.9	21.5
Payables to affiliates	8.5	9.9
Regulatory liabilities	8.0	7.5
Dominion credit facility borrowings	67.9	63.2
Deferred revenue	1.7	4.3
Other(2)	43.3	42.8

Total current liabilities	398.3	149.2

Long-Term Debt	479.8	729.9

Deferred Credits and Other Liabilities
Regulatory liabilities	130.7	129.1
Deferred revenue	13.8	14.0
Other(2)	68.8	64.8

Total deferred credits and other liabilities	213.3	207.9

Total liabilities	1,091.4	1,087.0

Commitments and Contingencies (see Note 13)
Equity and Partners’ Capital
Preferred unitholders - public (18,942,714 units issued and outstanding at March 31, 2017 and December 31, 2016)	496.0	492.1
Preferred unitholder - Dominion (11,365,628 units issued and outstanding at March 31, 2017 and December 31, 2016)	303.6	301.2
Common unitholders - public (48,744,639 units issued and outstanding at March 31, 2017; 48,734,195 units issued and outstanding at December 31, 2016)	1,089.0	1,082.1
Common unitholder - Dominion (18,504,628 units issued and outstanding at March 31, 2017 and December 31, 2016)	460.1	457.4
Subordinated unitholder - Dominion (31,972,789 units issued and outstanding at March 31, 2017 and December 31, 2016)	487.6	483.0
General Partner interest - Dominion (non-economic interest)	(28.0)	(29.2)
Accumulated other comprehensive loss	(0.9)	(0.4)

Total Dominion Midstream Partners, LP partners’ capital	2,807.4	2,786.2

Noncontrolling interest	3,645.5	3,313.7

Total equity and partners’ capital	6,452.9	6,099.9

Total liabilities and equity and partners’ capital	$7,544.3	$7,186.9

(1)	Dominion Midstream’s Consolidated Balance Sheet at December 31, 2016 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 15 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

DOMINION MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS’ CAPITAL

(Unaudited)

	Partnership
	Preferred Unitholders Public	Preferred Unitholder Dominion	Common Unitholders Public	Common Unitholder Dominion	Subordinated Unitholder Dominion	General Partner Dominion (non- economic interest)	AOCI	Total Dominion Midstream Partners, LP Partners’ Equity and Capital	Noncontrolling interest	Total Equity and Partners’ Capital
(millions)
December 31, 2015	$—	$—	$600.8	$438.8	$475.4	$(12.4)	$—	$1,502.6	$2,138.4	$3,641.0

Net income including noncontrolling interest and predecessors	—	—	8.1	5.3	9.3	0.4	—	23.1	28.7	51.8
Equity contributions from Dominion	—	—	—	—	—	—	—	—	244.9	244.9
Purchase of common units by Dominion	—	—	(8.1)	8.1	—	—		—	—	—
Distributions	—	—	(5.9)	(3.9)	(6.8)	(0.2)	—	(16.8)	—	(16.8)
Unit awards (net of unearned compensation)	—	—	0.1	—	—	—	—	0.1	—	0.1
Other	—	—	—	—	—	—	—	—	0.1	0.1

March 31, 2016	$—	$—	$595.0	$448.3	$477.9	$(12.2)	$—	$1,509.0	$2,412.1	$3,921.1

December 31, 2016	$492.1	$301.2	$1,082.1	$457.4	$483.0	$(29.2)	$(0.4)	$2,786.2	$3,313.7	$6,099.9

Net income including noncontrolling interest and predecessors	5.9	3.6	19.6	7.5	12.9	2.7	—	52.2	2.1	54.3
Equity contributions from Dominion	—	—	—	—	—	0.2	—	0.2	329.2	329.4
Distributions	(2.0)	(1.2)	(12.7)	(4.8)	(8.3)	(1.7)	—	(30.7)	—	(30.7)
Other comprehensive loss	—	—	—	—	—	—	(0.5)	(0.5)	—	(0.5)
Unit awards (net of unearned compensation)	0.1	—	—	—	—	—	—	0.1	—	0.1
Other	(0.1)	—	—	—	—	—	—	(0.1)	0.5	0.4

March 31, 2017	$496.0	$303.6	$1,089.0	$460.1	$487.6	$(28.0)	$(0.9)	$2,807.4	$3,645.5	$6,452.9

The accompanying notes are an integral part of Dominion Midstream’s Consolidated Financial Statements.

DOMINION MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2017	2016
(millions)
Operating Activities
Net income including noncontrolling interest and predecessors	$54.3	$51.8
Adjustments to reconcile net income including noncontrolling interest and predecessors to net cash provided by operating activities:
Depreciation and amortization	24.9	10.0
Other adjustments to income, net	(1.8)	(1.1)
Changes in:
Customer and other receivables	14.2	1.1
Affiliated receivables	5.6	—
Prepayments	1.8	5.0
Accounts payable	4.6	1.8
Payables to affiliates	(1.4)	3.4
Accrued interest, payroll and taxes	2.1	(3.1)
Other operating assets and liabilities	6.0	(0.4)

Net cash provided by operating activities	110.3	68.5

Investing Activities
Plant construction and other property additions	(361.1)	(299.7)
Other	(0.7)	(0.1)

Net cash used in investing activities	(361.8)	(299.8)

Financing Activities
Dominion credit facility borrowings, net	4.7	3.6
Contributions from Dominion	329.2	244.9
Distributions to preferred unitholders	(3.2)	—
Distributions to common unitholders	(17.5)	(9.8)
Distributions to subordinated unitholder	(8.3)	(6.8)
Distributions to general partner	(1.7)	(0.2)
Other	(0.2)	—

Net cash provided by financing activities	303.0	231.7

Increase in cash and cash equivalents	51.5	0.4
Cash and cash equivalents at beginning of period	39.6	35.0

Cash and cash equivalents at end of period	$91.1	$35.4

Supplemental Cash Flow Information
Significant noncash investing and financing activities:
Accrued capital expenditures	$16.2	$14.9
Equity contributions from Dominion to relieve payables to affiliates	0.2	—

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

Dominion Midstream holds the Preferred Equity Interest and non-economic general partner interest in Cove Point, the owner and operator of the Cove Point LNG Facility and the Cove Point Pipeline. The Preferred Equity Interest is a perpetual, non-convertible preferred equity interest entitled to Preferred Return Distributions so long as Cove Point has sufficient cash and undistributed Net Operating Income (determined on a cumulative basis from the closing of the Offering) from which to make Preferred Return Distributions. Preferred Return Distributions are made on a quarterly basis and are not cumulative. The Preferred Equity Interest is also entitled to the Additional Return Distributions.

In addition, Dominion Midstream owns DCG and a 25.93% noncontrolling partnership interest in Iroquois, both of which are FERC-regulated interstate natural gas pipelines.

In December 2016, Dominion Midstream acquired from Dominion all of the issued and outstanding membership interests in Questar Pipeline as described further in Note 2. Questar Pipeline owns and operates nearly 2,200 miles of interstate natural gas pipelines and 18 transmission and storage compressor stations in the western U.S.

Basis of Presentation

The contribution by Dominion to Dominion Midstream of the general partner interest in Cove Point and a portion of the Preferred Equity Interest is considered to be a reorganization of entities under common control. As a result, Dominion Midstream’s basis is equal to Dominion’s cost basis in the general partner interest in Cove Point and a portion of the Preferred Equity Interest. As discussed in Note 14 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2016, Dominion Midstream is the primary beneficiary of, and therefore consolidates, Cove Point. As such, Dominion Midstream’s investment in the Preferred Equity Interest and Cove Point’s preferred equity interest are eliminated in consolidation. Dominion’s retained common equity interest in Cove Point is reflected as noncontrolling interest.

The Questar Pipeline Acquisition is considered to be a reorganization of entities under common control. As a result, Dominion Midstream’s basis in Questar Pipeline is equal to Dominion’s cost basis in the assets and liabilities of Questar Pipeline. On December 1, 2016, Questar Pipeline became a wholly-owned subsidiary of Dominion Midstream and is therefore consolidated by Dominion Midstream. The accompanying financial statements and related notes include the historical results and financial position of Questar Pipeline beginning September 16, 2016, the inception date of common control.

The financial statements for all periods presented include costs for certain general, administrative and corporate expenses assigned by DRS, DCGS or QPC Services Company to Dominion Midstream on the basis of direct and allocated methods in accordance with Dominion Midstream’s services agreements with DRS, DCGS and QPC Services Company. Where costs incurred cannot be determined by specific identification, the costs are allocated based on the proportional level of effort devoted by DRS, DCGS or QPC Services Company resources that are attributable to the entities, determined by reference to number of employees, salaries and wages and other similar measures for the relevant DRS, DCGS or QPC Services Company service. Management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses are reasonable.

Note 2. Acquisitions

Questar Pipeline

In October 2016, Dominion Midstream, following approval by the Conflicts Committee of Dominion Midstream GP, LLC, its general partner, entered into the Questar Pipeline Contribution Agreement to acquire Questar Pipeline from Dominion. Upon closing of the agreement on December 1, 2016, Dominion Midstream became the owner of all of the issued and outstanding membership interests of Questar Pipeline in exchange for consideration consisting of: (1) 6,656,839 common units with a value of $167.3 million (the number of Dominion Midstream common units issued to Dominion was determined by the volume-weighted average trading price of Dominion Midstream’s common units on the NYSE for the 10-day trading period immediately preceding closing), (2) 11,365,628 Series A Preferred Units with a value of $300.0 million and (3) a cash payment of $822.7 million, $300.0 million of which is treated as a debt-financed distribution, for total consideration of $1.29 billion. In addition, Questar Pipeline’s debt of $435.0 million remains outstanding. As a result of the transaction, Dominion Midstream owns 100% of the membership interests in Questar Pipeline and therefore consolidates Questar Pipeline in its financial statements. Because the contribution of Questar Pipeline by Dominion to Dominion Midstream is considered a reorganization of entities under common control, Questar Pipeline’s assets and liabilities are recorded in Dominion Midstream’s consolidated financial statements at Dominion’s historical cost of $989.3 million at December 1, 2016. Common control began on September 16, 2016, concurrent with Dominion’s acquisition of Dominion Questar, which was accounted for using the acquisition method of accounting. Accordingly, the consolidated financial statements of Dominion Midstream reflect Questar Pipeline’s financial results beginning September 16, 2016. The Questar Pipeline Acquisition supports the expansion of Dominion Midstream’s portfolio of natural gas terminaling, processing, storage, transportation and related assets.

To facilitate the financing of the acquisition of Questar Pipeline, Dominion Midstream completed a public issuance of 15,525,000 common units, which included a 2,025,000 common unit over-allotment option that was exercised in full by the underwriters, resulting in proceeds of $347.6 million, net of offering costs of $12.6 million, in November 2016. In addition, in December 2016, Dominion Midstream completed the private placement of 5,990,634 common units with a value of $137.5 million (determined by the price of the common units in the public offering discussed above, less $0.2475 in accordance with the Private Placement Agreement) and 18,942,714 Series A Preferred Units with a value of $500.0 million. Also in December 2016, Dominion Midstream entered into a $300.0 million three-year term loan agreement, which bears interest at a variable rate. The key terms of the term loan agreement are discussed in Note 15 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2016. Offering expenses associated with the private placement of common units ($3.1 million), Series A Preferred Units ($9.9 million) and the term loan agreement ($1.5 million) were funded through a draw on the existing revolving credit facility with Dominion. As a condition to closing under the Questar Pipeline Contribution Agreement, Dominion Midstream repaid the outstanding $300.8 million senior unsecured promissory note payable to Dominion and repurchased 6,656,839 common units from Dominion for $167.3 million (based on the volume-weighted average trading price of Dominion Midstream’s common units on the NYSE for the 10-day trading period immediately preceding closing) in December 2016.

In connection with the private placement of common units and Series A Preferred Units, Dominion Midstream entered into a registration rights agreement under which Dominion Midstream is required to register (1) the common units by March 31, 2017, (2) common units issuable upon conversion of the Series A Preferred Units by December 1, 2018, and (3) the Series A Preferred Units no earlier than December 1, 2021 provided that the required amount of units remain outstanding. Dominion Midstream’s registration statement for the applicable common units became effective in February 2017.

In connection with the Questar Pipeline Acquisition, transition costs of $0.2 million incurred by our general partner were expensed to operations and maintenance expense in the Consolidated Statements of Income for the three months ended March 31, 2017. These costs were paid by Dominion. Dominion did not seek reimbursement and accordingly, Dominion Midstream recognized an equity contribution from the general partner.

Questar Pipeline owns and operates interstate natural gas pipelines and storage facilities in the western U.S. providing natural gas transportation and underground storage services in Utah, Wyoming and Colorado. Questar Pipeline’s operations are primarily regulated by FERC. At December 31, 2016, Questar Pipeline owned and operated nearly 2,200 miles of natural gas transportation pipelines across northeastern and central Utah, northwestern Colorado and southwestern Wyoming and nearly 56 billion cubic feet of working gas storage capacity. Questar Pipeline’s core transportation system is strategically located near large reserves of natural gas in six major Rocky Mountain producing areas. Questar Pipeline transports natural gas from these producing areas to other major pipeline systems, Questar Gas Company’s distribution system and other utility systems. Questar Pipeline operates and owns 50% of White River Hub, an 11-mile FERC-regulated natural gas transportation pipeline in western Colorado, which is accounted for under the equity method. Questar Pipeline also owns gathering lines and processing facilities in Utah, through which it provides gas-processing services.

Note 3. Significant Accounting Policies

Interim Financial Information and Estimates

As permitted by the rules and regulations of the SEC, Dominion Midstream’s accompanying unaudited Consolidated Financial Statements exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2016.

In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly Dominion Midstream’s financial position at March 31, 2017, its results of operations and cash flows for the three months ended March 31, 2017 and 2016, and changes in equity for the three months ended March 31, 2017. Such adjustments are normal and recurring in nature unless otherwise noted.

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

Certain amounts in Dominion Midstream’s 2016 audited Consolidated Financial Statements and Notes have been reclassified to conform to the 2017 presentation for comparative purposes. The reclassifications did not affect Dominion Midstream’s net income, total assets, liabilities, equity or cash flows.

With the exception of the items described below, there have been no significant changes from Note 3 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2016.

Derivative Instruments

Effective March 2017, Dominion Midstream uses derivative instruments such as swaps to manage interest rate risks of its business operations. All derivatives, except those for which an exception applies, are required to be reported in the Consolidated Balance Sheets at fair value. Derivative contracts representing unrealized gain positions are reported as derivative assets. Derivative contracts representing unrealized losses are reported as derivative liabilities. Dominion Midstream does not offset amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Dominion Midstream had no margin assets or liabilities associated with cash collateral at March 31, 2017. See Note 8 for further information about derivatives.

Derivative Instruments Designated as Hedging Instruments

Dominion Midstream has designated all of its derivative instruments as cash flow hedges for accounting purposes. For all derivatives designated as hedges, Dominion Midstream formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and the strategy for using the hedging instrument. Dominion Midstream assesses whether the hedging relationship between the derivative and the hedged item is highly effective at offsetting changes in cash flows both at the inception of the hedging relationship and on an ongoing basis. Any change in the fair value of the derivative that is not effective at offsetting changes in the cash flows of the hedged item is recognized currently in earnings. Hedge accounting is discontinued prospectively for derivatives that cease to be highly effective hedges. The cash flows from the cash flow hedge derivatives and from the related hedged items are classified in operating cash flows.

Dominion Midstream uses interest rate swaps to hedge its exposure to the variability of cash flows as a result of the variable interest rates on long-term debt. Changes in the fair value of the derivatives are reported in AOCI, to the extent they are effective at offsetting changes in the hedged item. Any derivative gains or losses reported in AOCI are reclassified to earnings when the forecasted item is included in earnings, or earlier, if it becomes probable that the forecasted transaction will not occur. Hedge accounting is discontinued if the occurrence of the forecasted transaction is no longer probable.

Note 4. Net Income Per Limited Partner Unit

Basic net income per limited partner unit applicable to common and subordinated units is computed by dividing the respective limited partners’ interest in net income attributable to Dominion Midstream, after deducting any net income attributable to Series A Preferred Units and incentive distributions, by the weighted average number of common units and subordinated units outstanding. Because Dominion Midstream has more than one class of participating securities, the two-class method is used when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units, subordinated units, Series A Preferred Units and IDRs. See Note 2 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2016 for further information about the Series A Preferred Units.

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

Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as the Series A Preferred Units, were converted into common units. When it is determined that potential common units resulting from the Series A Preferred Unit conversion should be included in the diluted net income per limited partner unit calculation, the impact is calculated using the two class method. There were no potentially dilutive common units outstanding at March 31, 2016. Basic and diluted earnings per unit applicable to subordinated limited partnerships are the same because there are no potentially dilutive subordinated units outstanding.

The calculation of net income per limited partner unit is as follows:

	Three Months Ended March 31,
	2017	2016
(millions)
Net income attributable to partners	$52.2	$23.1
Less: General partner allocation(1)	(0.2)	—
Less: Preferred unitholder allocation	9.5	—
Distributions declared on:
IDRs(2)	2.9	0.4
Common unitholders	18.4	10.3
Subordinated unitholder	8.8	7.1

Total distributions declared	30.1	17.8

Undistributed earnings	$12.8	$5.3

(1)	See Note 2 for further information.
(2)	Dominion is a non-economic general partner that holds all of the IDRs.

Distributions are declared and paid subsequent to quarter end. The table below summarizes the quarterly distributions on common and subordinated units related to the first quarter of 2017 and 2016.

Quarterly Period Ended	Total Quarterly Distribution (per unit)	Total Cash Distribution (in millions)	Date of Declaration	Date of Record	Date of Distribution
December 31, 2015	$0.2135	$16.8	January 21, 2016	February 5, 2016	February 15, 2016
March 31, 2016	0.2245	17.8	April 19, 2016	May 3, 2016	May 13, 2016
December 31, 2016	0.2605	27.5	January 25, 2017	February 6, 2017	February 15, 2017
March 31, 2017	0.2740	30.1	April 21, 2017	May 5, 2017	May 15, 2017

Record holders of the Series A Preferred Units are entitled to receive cumulative quarterly distributions, payable in cash, payable in kind or a combination thereof at the option of our general partner, equal to $0.3134 in respect of each quarter ending before December 1, 2018. The table below summarizes the quarterly distributions on the Series A Preferred Units related to the first quarter of 2017.

Quarterly Period Ended	Total Distribution (in millions)		Amount Payable in Cash (in millions)	Amount Payable in Kind (in millions)
December 31, 2016	$3.2	(1)	$3.2	$—
March 31, 2017	9.5		9.5	—

(1)	For the period subsequent to the issuance of the Series A Preferred Units through December 31, 2016, the initial quarterly cash distribution was calculated as the minimum quarterly distribution of $0.3134 per unit prorated for the portion of the quarter subsequent to the issuance of the Series A Preferred Units.

Basic and diluted net income per limited partner unit for the three months ended March 31, 2017 are as follows:

	Common Units	Subordinated Units	Series A Preferred Units	General Partner (including IDRs)	Total
(millions, except for weighted average units and per unit data)
Three Months Ended March 31, 2017
General partner allocation	$—	$—	$—	$(0.2)	$(0.2)
Preferred unitholder allocation	—	—	9.5	—	9.5
Distributions declared	18.4	8.8	—	2.9	30.1
Undistributed earnings	8.7	4.1	—	—	12.8

Net income attributable to partners (basic)	$27.1	$12.9	$9.5	$2.7	$52.2

Dilutive effect of Series A Preferred Units(1)	9.5	—

Net income attributable to partners (diluted)	36.6	12.9

Weighted average units outstanding (basic)	67,239,779	31,972,789

Dilutive effect of Series A Preferred Units(1)	30,308,342	—

Weighted average units outstanding (diluted)	97,548,121	31,972,789

Net income per limited partner unit (basic)	$0.40	$0.40

Net income per limited partner unit (diluted)	$0.37	$0.40

(1)	The dilutive effect of the Series A Preferred Units represents the reallocation of net income to limited partners including a reallocation of IDRs pursuant to the partnership agreement assuming conversion of the Series A Preferred Units into common units at the beginning of the period.

Basic and diluted net income per limited partner unit for the three months ended March 31, 2016 are as follows:

	Common Units	Subordinated Units	General Partner (including IDRs)	Total
(millions, except for weighted average units and per unit data)
Three Months Ended March 31, 2016
Distributions declared	$10.3	$7.1	$0.4	$17.8
Undistributed earnings	3.1	2.2	—	5.3

Net income attributable to partners (basic and diluted)	$13.4	$9.3	$0.4	$23.1

Weighted average units outstanding	45,722,112	31,972,789

Net income per limited partner unit (basic and diluted)	$0.29	$0.29

Note 5. Unit Activity

Activity in number of units was as follows:

	Convertible Preferred		Common
	Public	Dominion	Public	Dominion	Subordinated	General Partner	Total
						(non- economic interest)
Balance at December 31, 2015	—	—	27,867,938	17,846,672	31,972,789	—	77,687,399
Unit-based compensation	—	—	7,761	—	—	—	7,761
Dominion purchase of common units(1)	—	—	(377,311)	377,311	—	—	—

Balance at March 31, 2016	—	—	27,498,388	18,223,983	31,972,789	—	77,695,160

Balance at December 31, 2016	18,942,714	11,365,628	48,734,195	18,504,628	31,972,789	—	129,519,954

Unit-based compensation	—	—	10,444	—	—	—	10,444

Balance at March 31, 2017	18,942,714	11,365,628	48,744,639	18,504,628	31,972,789	—	129,530,398

(1)	These units were purchased by Dominion as part of Dominion’s program initiated in September 2015, which expired in September 2016, to purchase from the market up to $50.0 million of common units representing limited partner interests in Dominion Midstream at the discretion of Dominion’s management.

Note 6. Operating Revenue

Dominion Midstream’s operating revenue consists of the following:

	Three Months Ended March 31,
	2017	2016
(millions)
Gas transportation and storage	$124.6	$79.1
Regulated gas sales	0.3	—
Other	5.3	3.9

Total operating revenue	$130.2	$83.0

Note 7. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. However, the use of a mid-market pricing convention (the mid-point between bid and ask prices) is permitted. Fair values are based on assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and the risks inherent in valuation techniques and the inputs to valuations. This includes not only the credit standing of counterparties involved and the impact of credit enhancements but also the impact of Dominion Midstream’s own nonperformance risk on its liabilities. Fair value measurements assume that the transaction occurs in the principal market for the asset or liability (the market with the most volume and activity for the asset or liability from the perspective of the reporting entity), or in the absence of a principal market, the most advantageous market for the asset or liability (the market in which the reporting entity would be able to maximize the amount received or minimize the amount paid). Dominion Midstream applies fair value measurements to assets and liabilities associated with interest rate derivative instruments in accordance with the requirements discussed above. Credit adjustments are not considered material to the interest rate derivative fair values.

Inputs and Assumptions

Dominion Midstream maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Fair value is based on actively-quoted market prices, if available. In the absence of actively-quoted market prices, price information is sought from external sources, including broker quotes and industry publications. When evaluating pricing information provided by brokers and other pricing services, Dominion Midstream considers whether the broker is willing and able to trade at the quoted price, if the broker quotes are based on an active market or an inactive market and the extent to which brokers are utilizing a particular model if pricing is not readily available. If pricing information from external sources is not available, or if Dominion Midstream believes that observable pricing is not indicative of fair value, judgment is required to develop the estimates of fair value. In those cases, Dominion Midstream must estimate prices based on available historical and near-term future price information that reflect its market assumptions.

The inputs and assumptions used in measuring fair value for interest rate derivative contracts include the following:

•	Interest rate curves

•	Credit quality of counterparties and Dominion Midstream

•	Notional value

•	Credit enhancements

•	Time value

Levels

Dominion Midstream also utilizes the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•	Level 1-Quoted prices (unadjusted) in active markets for identical assets and liabilities that it has the ability to access at the measurement date.

•	Level 2-Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means. Instruments categorized in Level 2 include interest rate swaps.

•	Level 3-Unobservable inputs for the asset or liability, including situations where there is little, if any, market activity for the asset or liability.

The fair value hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. In these cases, the lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability.

For derivative contracts, Dominion Midstream recognizes transfers among Level 1, Level 2 and Level 3 based on fair values as of the first day of the month in which the transfer occurs. Transfers out of Level 3 represent assets and liabilities that were previously classified as Level 3 for which the inputs became observable for classification in either Level 1 or Level 2.

Dominion Midstream did not have any Level 3 derivative contracts as of March 31, 2017.

Recurring Fair Value Measurements

Fair value measurements are separately disclosed by level within the fair value hierarchy. The following table presents Dominion Midstream’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions. There were no assets or liabilities measured at fair value at December 31, 2016.

	Level 1	Level 2	Level 3	Total
(millions)
At March 31, 2017
Assets
Interest rate derivative	$—	$0.7	$—	$0.7

Total assets	$—	$0.7	$—	$0.7

Liabilities
Interest rate derivative	$—	$1.2	$—	$1.2

Total liabilities	$—	$1.2	$—	$1.2

Fair Value of Financial Instruments

Substantially all of Dominion Midstream’s financial instruments are recorded at fair value, with the exception of the instruments described below, which are reported at historical cost. Estimated fair values have been determined using available market information and valuation methodologies considered appropriate by management. The carrying amount of cash and cash equivalents, restricted cash, customer and other receivables, affiliated receivables, Dominion credit facility borrowings, payables to affiliates and accounts payable are representative of fair value because of the short-term nature of these instruments. For Dominion Midstream’s financial instruments that are not recorded at fair value, the carrying amounts and estimated fair values are as follows:

	March 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Long-term debt, including securities due within one year(2)	$729.8	$749.8	$729.9	$744.8

(1)	Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issues with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)	Carrying amount includes amounts which represent the unamortized debt issuance costs, discount or premium.

Note 8. Derivatives and Hedge Accounting Activities

Dominion Midstream is exposed to the impact of market fluctuations in interest rate risks of its business operations. Dominion Midstream uses derivative instruments to manage exposure to this risk, and has designated all of its derivative instruments as cash flow hedges for accounting purposes. See Note 7 for further information about fair value measurements and associated valuation methods for derivatives.

Derivative assets and liabilities are presented gross on Dominion Midstream’s Consolidated Balance Sheets. Dominion Midstream’s derivative contracts include over-the-counter transactions. Over-the-counter contracts are bilateral contracts that are transacted directly with a third party. Certain over-the-counter contracts contain contractual rights of setoff through master netting arrangements, derivative clearing agreements, and contract default provisions. In addition, the contracts are subject to conditional rights of setoff through counterparty nonperformance, insolvency, or other conditions.

Balance Sheet Presentation

The tables below present Dominion Midstream’s derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting. There were no derivative asset or liability balances at December 31, 2016.

	March 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$0.7	$—	$0.7

Total derivatives, subject to a master netting or similar arrangement	0.7	—	0.7
Total derivatives, not subject to a master netting or similar arrangement	—	—	—

Total	$0.7	$—	$0.7

		March 31, 2017
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$0.7	$0.7	$—	$—

Total	$0.7	$0.7	$—	$—

	March 31, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$1.2	$—	$1.2

Total derivatives, subject to a master netting or similar arrangement	1.2	—	1.2
Total derivatives, not subject to a master netting or similar arrangement	—	—	—

Total	$1.2	$—	$1.2

		March 31, 2017
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$1.2	$0.7	$—	$0.5

Total	$1.2	$0.7	$—	$0.5

Volumes

The following table presents the volume of Dominion Midstream’s derivative activity at March 31, 2017. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Interest rate(1)	$—	$300,000,000

(1)	Maturity is determined based on final settlement period.

Ineffectiveness and AOCI

For the three months ended March 31, 2017, there were no gains or losses on hedging instruments determined to be ineffective and amounts excluded from the assessment of effectiveness.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion Midstream’s Consolidated Balance Sheet at March 31, 2017:

	AOCI	Amounts Expected to be Reclassified to Earnings During the Next 12 Months	Maximum Term
(millions)
Interest rate	$(0.5)	$(1.2)	32 months

Total	$(0.5)	$(1.2)

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., interest payments) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in interest rates.

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of Dominion Midstream’s derivatives and where they are presented in its Consolidated Balance Sheets. Dominion Midstream did not have any derivatives at December 31, 2016.

	Fair Value – Derivatives under Hedge Accounting	Total Fair Value
(millions)
At March 31, 2017
ASSETS
Noncurrent Assets
Interest rate	$0.7	$0.7

Total noncurrent derivative assets(1)	0.7	0.7

Total derivative assets	$0.7	$0.7

LIABILITIES
Current Liabilities
Interest rate	$1.2	$1.2

Total current derivative liabilities(2)	1.2	1.2

Total derivative liabilities	$1.2	$1.2

(1)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion Midstream’s Consolidated Balance Sheets.
(2)	Current derivative liabilities are presented in other current liabilities in Dominion Midstream’s Consolidated Balance Sheets.

The following tables present the gains and losses on Dominion Midstream’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income. Dominion Midstream did not have any derivatives during the three months ended March 31, 2016.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified From AOCI to Income
(millions)
Three Months Ended March 31, 2017
Derivative type and location of gains (losses):
Interest rate(2)	$(0.5)	$—

Total	$(0.5)	$—

(1)	Amounts deferred into AOCI have no associated effect in Dominion Midstream’s Consolidated Statements of Income.
(2)	Amounts recorded in Dominion Midstream’s Consolidated Statements of Income are classified in interest and related charges.

Note 9. Equity Method Investments

At March 31, 2017, Dominion Midstream used the equity method to account for its 25.93% noncontrolling partnership interest in Iroquois and its 50% noncontrolling partnership interest in White River Hub. See further discussion of Iroquois and White River Hub in Note 8 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2016.

The table below summarizes distributions received and income earned from Dominion Midstream’s equity method investees for the three months ended March 31, 2017 and 2016.

(in millions)	Iroquois	White River Hub
Three Months Ended March 31, 2017
Distributions received	$5.8	$1.2
Income from equity method investees	7.1	0.9

Three Months Ended March 31, 2016
Distributions received	$5.8
Income from equity method investees	6.4

The table below summarizes the carrying amount of the investments and excess of investment over Dominion Midstream’s share of underlying equity in net assets at March 31, 2017 and December 31, 2016.

	Iroquois		White River Hub
(in millions)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Carrying amount of investment	$219.9	$218.7	$38.9	$39.1
Excess of investment over Dominion Midstream’s share of underlying equity in net assets(1)	122.9	122.9	16.1	16.1

(1)	The difference between the carrying value of Dominion Midstream’s equity method investments and its share in the underlying equity in net assets reflects equity method goodwill and is not being amortized.

Summarized financial information provided to us by Iroquois for 100% of Iroquois for the three months ended March 31, 2017 and 2016 is presented below.

	Three Months Ended March 31,
(in millions)	2017	2016
Revenues	$53.3	$53.0
Operating income	31.9	28.8
Net income	26.5	24.6

Summarized financial information provided to us by White River Hub for 100% of White River Hub for the three months ended March 31, 2017 is presented below.

Three Months Ended
(in millions)	March 31, 2017
Revenues	$2.6
Operating income	1.8
Net income	1.8

Note 10. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	March 31, 2017	December 31, 2016
(millions)
Regulatory assets:
Unrecovered gas costs(1)	$4.5	$3.3
Interest rate hedges(2)	0.6	0.6
Other	0.9	1.2

Regulatory assets-current	6.0	5.1

Income taxes recoverable through future rates(3)	4.1	3.6
Interest rate hedges(2)	33.8	34.0
Cost of reacquired debt(4)	1.4	1.5
Other	1.3	1.1

Regulatory assets-noncurrent	40.6	40.2

Total regulatory assets	$46.6	$45.3

Regulatory liabilities:
Overrecovered gas costs(1)	$0.7	$0.4
LNG cargo obligations(5)	2.6	3.2
Customer bankruptcy settlement(6)	2.8	2.8
Other	1.9	1.1

Regulatory liabilities-current	8.0	7.5

Provision for future cost of removal and AROs(7)	101.5	100.0
Unrecognized other postretirement benefit costs(8)	12.0	11.1
Customer bankruptcy settlement(6)	16.9	17.6
Other	0.3	0.4

Regulatory liabilities-noncurrent	130.7	129.1

Total regulatory liabilities	$138.7	$136.6

(1)	Reflects unrecovered/overrecovered gas costs, which are subject to annual filings with FERC.
(2)	Reflects interest rate cash flow hedges recoverable from customers. Questar Pipeline entered into forward starting swaps totaling $150.0 million in the second and third quarters of 2011 in anticipation of issuing $180.0 million of notes in December 2011. Settlement of these swaps required payments of $37.3 million in the fourth quarter of 2011 because of declines in interest rates. These swaps qualified as cash flow hedges and the settlement payments are being amortized to interest expense over the 30-year life of the debt.
(3)	Amounts to be recovered through future rates to pay income taxes that become payable by unitholders when rate revenue is provided to recover AFUDC equity when such amounts are recovered through book depreciation.
(4)	Represents charges incurred on the reacquisition of debt by Questar Pipeline that are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 3.7 years at March 31, 2017.
(5)	Reflects obligations to the Import Shippers for LNG cargo received. See Note 12 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2016 for further information.
(6)	Represents the balance of proceeds from the monetization of a bankruptcy claim acquired as part of the DCG Acquisition, which is being amortized into operating revenue through February 2024.
(7)	Rates charged to customers include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(8)	Reflects a regulatory liability for the collection of postretirement medical costs allowed in rates in excess of expenses incurred at Questar Pipeline.

At March 31, 2017, approximately $40.7 million of regulatory assets represented past expenditures on which Dominion Midstream does not currently earn a return. With the exception of regulatory assets related to interest rate hedges, these expenditures are expected to be recovered within two years.

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

There have been no significant developments regarding the pending regulatory matters disclosed in Note 12 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2016.

Note 12. Variable Interest Entities

There have been no significant changes regarding the entities Dominion Midstream considers VIEs as described in Note 14 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2016.

Dominion Midstream reimburses its general partner and affiliates for the costs of providing administrative, management and other services necessary for its operations. For the three months ended March 31, 2017 and 2016, these costs were $0.4 million and $0.3 million, respectively.

In addition to the services purchased by our general partner, Dominion Midstream purchased shared services from DRS, DCGS and QPC Services Company of approximately $6.9 million, $3.2 million and $6.9 million, respectively, for the three months ended March 31, 2017. Dominion Midstream purchased shared services from DRS and DCGS of approximately $6.7 million and $5.0 million for the three months ended March 31, 2016, respectively. The Consolidated Balance Sheets at March 31, 2017 and December 31, 2016 include amounts due from Dominion Midstream to DRS, DCGS and QPC Services Company of approximately $4.4 million and $6.3 million, respectively. The Consolidated Balance Sheet at March 31, 2017 includes amounts due to Dominion Midstream from DRS of $0.4 million. There were no such amounts due to Dominion Midstream at December 31, 2016.

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

Surety Bonds

At March 31, 2017, Dominion Midstream had purchased $13.1 million of surety bonds, including $9.8 million held by Cove Point. Under the terms of surety bonds, Dominion Midstream is obligated to indemnify the respective surety bond company for any amounts paid.

Note 14. Credit Risk

Credit risk is the risk of financial loss if counterparties fail to perform their contractual obligations. In order to minimize overall credit risk, credit policies are maintained, including the evaluation of counterparty financial condition. In addition, counterparties may make available collateral, including letters of credit, payment guarantees or cash deposits.

Dominion Midstream provides service to approximately 130 customers, including the Storage Customers, marketers or end users, power generators, utilities and the Import Shippers. The three largest customers comprised approximately 42% of the total transportation and storage revenues for the three months ended March 31, 2017, with Dominion Midstream’s largest customer, an affiliate, representing approximately 16% of such amounts during the period. The two largest customers comprised approximately 72% of the total transportation and storage revenues for the three months ended March 31, 2016, with Dominion Midstream’s largest customer representing approximately 56% of such amounts during the period.

Dominion Midstream maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends and other information. At March 31, 2017 and December 31, 2016, the provision for credit losses was less than $0.1 million. Management believes, based on credit policies and the March 31, 2017 provision for credit losses, that it is unlikely that a material adverse effect on financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

Note 15. Related-Party Transactions

Dominion Midstream engages in related-party transactions primarily with other Dominion subsidiaries (affiliates), including our general partner. Dominion Midstream’s receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. Cove Point participates in certain Dominion benefit plans as described in Note 16 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2016. In Dominion Midstream’s Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, amounts due to Dominion associated with these benefit plans included in other deferred credits and other liabilities were $6.7 million and $6.2 million, respectively, and amounts due from Dominion at March 31, 2017 and December 31, 2016 included in other deferred charges and other assets were $1.3 million and $0.9 million, respectively. Transactions related to the Questar Pipeline Acquisition are described in Note 2. A discussion of the remaining significant related party transactions follows.

Transactions with Affiliates

DRS provides accounting, legal, finance and certain administrative and technical services to Dominion Midstream and DCGS and QPC Services Company provide human resources and operations services to Dominion Midstream. Refer to Note 12 for further information.

Dominion may seek reimbursement from DCG for costs incurred related to Dominion’s transition services agreement with SCANA to provide administrative functions related to DCG. For the three months ended March 31, 2016, DCG reimbursed Dominion a total of $0.6 million for such costs. No such costs were incurred for the three months ended March 31, 2017.

Dominion Midstream provides transportation and other services to affiliates and affiliates provide goods and services to Dominion Midstream.

Affiliated transactions are presented below:

	Three Months Ended March 31,
	2017	2016
(millions)
Sales of natural gas transportation services to affiliates	$22.6	$0.5
Services provided to affiliates	0.6	—
Purchased gas from affiliates	2.5	0.1
Goods and services provided by affiliates to Dominion Midstream(1)	22.5	13.3

(1)	Includes $6.9 million and $3.9 million of capitalized expenditures for the three months ended March 31, 2017 and 2016, respectively.

Dominion Credit Facility

In connection with the Offering, Dominion Midstream entered into a credit facility with Dominion with a borrowing capacity of $300.0 million. A summary of certain key terms of the credit facility with Dominion is included in Note 20 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2016. At March 31, 2017 and December 31, 2016, $67.9 million and $63.2 million was outstanding against the credit facility, respectively. In April 2017, Dominion Midstream drew an additional $6.9 million on the credit facility to fund expansion capital expenditures at DCG. Outstanding borrowings are presented within current liabilities as such amounts could become payable on demand after a 90-day termination notice provided by either party. No such notice has been provided through the date of this filing. Interest charges related to Dominion Midstream’s borrowings against the facility were $0.4 million and less than $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

Affiliated Long-Term Debt

As a condition to closing under the Questar Pipeline Contribution Agreement, in December 2016 Dominion Midstream repaid a two-year, $300.8 million senior unsecured promissory note payable to Dominion, which was issued in connection with the DCG Acquisition. Interest charges related to Dominion Midstream’s borrowing from Dominion were $0.5 million for the three months ended March 31, 2016.

Natural Gas Imbalances

Dominion Midstream maintains natural gas imbalances with affiliates. The imbalances with affiliates are provided below:

	March 31, 2017	December 31, 2016
(millions)
Imbalances payable to affiliates(1)	$2.2	$0.1
Imbalances receivable from affiliates(2)	—	6.3

(1)	Recorded in other current liabilities in the Consolidated Balance Sheets.
(2)	Recorded in other current assets in the Consolidated Balance Sheets.

Right of First Offer

In connection with the Offering, Dominion Midstream entered into a right of first offer agreement with Dominion as described in Note 20 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes to this agreement.

Contributions from Dominion

For the three months ended March 31, 2017 and 2016, Dominion contributed $329.2 million and $244.9 million, respectively, to Cove Point. In April 2017, Dominion contributed an additional $45.7 million to Cove Point. These contributions from Dominion to Cove Point represent funding for capital expenditures primarily related to the Liquefaction Project.

For the three months ended March 31, 2017, Dominion allocated costs of $0.2 million to Dominion Midstream related to the Questar Pipeline Acquisition for which Dominion did not seek reimbursement.

Note 16. Income Taxes

Dominion Midstream is organized as an MLP, a pass-through entity for U.S. federal and state income tax purposes. Each unitholder is responsible for taking into account the unitholder’s respective share of Dominion Midstream’s items of taxable income, gain, loss and deduction in the preparation of income tax returns. Accordingly, Dominion Midstream’s Consolidated Financial Statements do not include income taxes for the periods presented.

See Note 21 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2016 for additional information.

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

The following table presents segment information pertaining to Dominion Midstream’s operations:

	Dominion Energy	Corporate and Other	Total
(millions)
Three Months Ended March 31, 2017
Operating revenue	$130.2	$—	$130.2
Earnings from equity method investees	8.0	—	8.0
Net income (loss) including noncontrolling interest and predecessors	54.5	(0.2)	54.3
Net income (loss) attributable to partners	52.4	(0.2)	52.2

Three Months Ended March 31, 2016
Operating revenue	$83.0	$—	$83.0
Earnings from equity method investees	6.4	—	6.4
Net income including noncontrolling interest and predecessors	51.8	—	51.8
Net income attributable to partners	23.1	—	23.1

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

We make forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to differ materially from predicted results. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other factors may cause actual results to differ materially from those indicated in any forward-looking statement. These factors include but are not limited to:

•	Unusual weather conditions and their effect on energy sales to customers and energy commodity prices;

•	Extreme weather events and other natural disasters, including, but not limited to, hurricanes, severe storms, earthquakes and flooding that can cause outages and property damage to facilities;

•	Federal, state and local legislative and regulatory developments, including changes in federal and state tax laws and regulations;

•	Changes to federal, state and local environmental laws and regulations, including those related to climate change, the tightening of emission or discharge limits for greenhouse gases and other emissions, more extensive permitting requirements and the regulation of additional substances;

•	The cost of environmental compliance, including those costs related to climate change;

•	Changes in implementation and enforcement practices of regulators relating to environmental and safety standards and litigation exposure for remedial activities;

•	Difficulty in anticipating mitigation requirements associated with environmental and other regulatory approvals or related appeals;

•	Fluctuations in energy-related commodity prices and the effect these could have on our earnings, liquidity position and the underlying value of our assets;

•	Counterparty credit and performance risk;

•	Employee workforce factors;

•	Risks of operating businesses in regulated industries that are subject to changing regulatory structures;

•	The ability to negotiate, obtain necessary approvals and consummate acquisitions from Dominion and third parties and the impacts of such acquisitions;

•	Receipt of approvals for, and timing of, closing dates for acquisitions;

•	The timing and execution of our growth strategy;

•	Risks associated with entities in which we share ownership and control with third parties, including risks that result from our lack of sole decision making authority, or reliance on the financial condition of third parties, disputes that may arise between us and third party participants, difficulties in exiting these arrangements, requirements to contribute additional capital, the timing and amount of which may not be within our control, and rules for accounting for these entities including those requiring their consolidation or deconsolidation in our financial statements;

•	Political and economic conditions, including inflation and deflation;

•	Domestic terrorism and other threats to our physical and intangible assets, as well as threats to cybersecurity;

•	The timing and receipt of regulatory approvals necessary for planned construction or any future expansion projects, including the overall development of the Liquefaction Project, and compliance with conditions associated with such regulatory approvals;

•	Changes in demand for our services, including industrial, commercial and residential growth or decline in our service areas, changes in supplies of natural gas delivered to our pipeline systems, failure to maintain or replace customer contracts on favorable terms, changes in customer growth or usage patterns, including as a result of energy conservation programs and the availability of energy efficient devices;

•	Additional competition in industries in which we operate;

•	Changes to regulated gas transportation and storage rates collected by us;

•	Changes in operating, maintenance and construction costs;

•	Adverse outcomes in litigation matters or regulatory proceedings;

•	The impact of operational hazards, including adverse developments with respect to pipeline and plant safety or integrity, equipment loss, malfunction or failure, operator error, and other catastrophic events;

•	The inability to complete planned construction, conversion or expansion projects, including the Liquefaction Project, at all, or within the terms and time frames initially anticipated;

•	Contractual arrangements to be entered into with or performed by our customers substantially in the future, including any revenues anticipated thereunder and any possibility of termination and inability to replace such contractual arrangements;

•	Capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;

•	Fluctuations in interest rates and increases in our level of indebtedness;

•	Changes in availability and cost of capital;

•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies; and

•	Conflicts of interest with Dominion and its affiliates.

Additionally, other risks that could cause actual results to differ from predicted results are described in Item 1A. Risk Factors in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Factors Impacting Comparability of Our Financial Results

Our historical results of operations and cash flows for the periods presented may not be comparable, either from period to period or going forward, principally for the following reasons:

Questar Pipeline Acquisition

In October 2016, Dominion Midstream, following approval by the Conflicts Committee of Dominion Midstream GP, LLC, its general partner, entered into the Questar Pipeline Contribution Agreement to acquire Questar Pipeline from Dominion. Upon closing of the agreement in December 2016, Dominion Midstream became the owner of all of the issued and outstanding membership interests of Questar Pipeline in exchange for consideration consisting of 6,656,839 common units, 11,365,628 Series A Preferred Units and cash of $822.7 million, $300.0 million of which was treated as a debt-financed distribution, for a total value of $1.29 billion. In addition, Questar Pipeline’s debt of $435.0 million remained outstanding. In connection with the financing of the Questar Pipeline Acquisition, Dominion Midstream issued 15,525,000 common units to the public in November 2016. Additionally, in December 2016, Dominion Midstream issued 5,990,634 common units and 18,942,714 Series A Preferred Units through a private placement and borrowed $300.0 million under a three-year term loan agreement. See Note 2 to the Consolidated Financial Statements for additional information regarding the Questar Pipeline Acquisition.

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

Accounting Matters

Critical Accounting Policies and Estimates

As of March 31, 2017, there have been no significant changes to the critical accounting policies and estimates disclosed in MD&A in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2016. The policies previously disclosed included the accounting for regulated operations, use of estimates in goodwill impairment testing and use of estimates in long-lived asset impairment testing.

Results of Operations

Presented below are selected amounts related to Dominion Midstream’s results of operations:

	First Quarter
	2017	2016	$ Change
(millions)
Operating revenue	$130.2	$83.0	$47.2
Purchased gas	12.2	0.9	11.3

Net revenue	118.0	82.1	35.9

Other operations and maintenance	31.1	20.0	11.1
Depreciation and amortization	24.9	10.0	14.9
Other taxes	9.3	7.3	2.0
Earnings from equity method investees	8.0	6.4	1.6
Other income	1.3	0.5	0.8
Interest and related charges (benefit)	7.7	(0.1)	7.8

Net income including noncontrolling interest and predecessors	$54.3	$51.8	$2.5

Less: Net income attributable to noncontrolling interest	2.1	28.7

Net income attributable to partners	$52.2	$23.1

EBITDA	$86.9	$61.7

Adjusted EBITDA	$75.4	$24.9

Distributable cash flow	$44.1	$20.3

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measure for the three months ended March 31, 2017 and 2016.

	First Quarter
	2017	2016
(millions)
Adjustments to reconcile net income including noncontrolling interest and predecessors to EBITDA and Adjusted EBITDA:
Net income including noncontrolling interest and predecessors	$54.3	$51.8
Add:
Depreciation and amortization	24.9	10.0
Interest and related charges (benefit)	7.7	(0.1)

EBITDA	$86.9	$61.7

Distributions from equity method investees	7.0	5.8
Less:
Earnings from equity method investees	8.0	6.4
EBITDA attributable to noncontrolling interest	10.5	36.2

Adjusted EBITDA	$75.4	$24.9

The following table presents a reconciliation of distributable cash flow to the most directly comparable GAAP financial measure for the three months ended March 31, 2017 and 2016.

	First Quarter
	2017	2016
(millions)
Adjustments to reconcile net cash provided by operating activities to distributable cash flow:
Net cash provided by operating activities	$110.3	$68.5
Less:
Cash attributable to noncontrolling interest(1)	18.8	40.7
Other changes in working capital and noncash adjustments	(16.4)	(2.9)
Equity method investee distributions included in investing activities	0.3	—

Adjusted EBITDA	75.4	24.9
Adjustments to cash:
Less: Distributions to preferred unitholders(2)	(9.5)	—
Plus (less): Deferred revenue(3)	(0.1)	2.0
Less: Amortization of regulatory liability(4)	(0.7)	(0.7)
Less: Maintenance capital expenditures(5)	(13.2)	(5.5)
Plus: Acquisition costs funded by Dominion	0.2	—
Less: Interest expense and AFUDC equity	(8.1)	(0.5)
Plus: Non-cash director compensation	0.1	0.1

Distributable cash flow	$44.1	$20.3

(1)	The Preferred Equity Interest is a perpetual, non-convertible preferred equity interest entitled to the Preferred Return Distributions. Any excess in cash available over the $50.0 million is attributable to the noncontrolling interest held by Dominion but not available for distribution until the distribution reserve has been fully funded. The $25.0 million distribution reserve was fully funded in the fourth quarter of 2016.
(2)	Represents distributions to which holders of the Series A Preferred Units are entitled.
(3)	Adjustment to reflect the difference between cash received and revenue recognized related to facilities payments that are deferred and recognized over the related customer contract periods.
(4)	Represents the monetization of a bankruptcy claim being amortized into income through February 2024.
(5)	Amounts include accruals. For the three months months ended March 31, 2017 and 2016, amount excludes $3.1 million and $1.5 million of Dominion funded maintenance capital expenditures related to the Cove Point LNG Facility and Cove Point Pipeline. Dominion has indicated that it intends to continue providing the funding necessary for such expenditures, but it is under no obligation to do so.

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

An analysis of Dominion Midstream’s results of operations follows:

First Quarter 2017 vs. 2016

Net revenue increased 44%, primarily due to the Questar Pipeline Acquisition ($58.5 million), the St. Charles Transportation Project ($1.1 million), which was placed into service in June 2016, the Columbia to Eastover Project ($1.0 million), which was placed into service in November 2016, and the Keys Energy Project, which was placed into service in March 2017 ($0.6 million). These increases were partially offset by a decrease from import contracts in the first quarter of 2017 ($25.8 million). Cove Point did not receive any LNG cooling cargos in either period.

Other operations and maintenance increased 56%, primarily due to the Questar Pipeline Acquisition ($12.1 million) and increases in labor and outside service costs associated with Cove Point’s operations affected by the Liquefaction Project ($2.1 million), partially offset by the absence of organizational design initiative costs recorded during the first quarter of 2016 ($3.5 million).

Depreciation and amortization increased by $14.9 million, primarily due to the Questar Pipeline Acquisition ($13.5 million) and depreciation related to growth projects placed into service ($0.4 million).

Other taxes increased by 27%, primarily due to the Questar Pipeline Acquisition.

Earnings from equity method investees increased 25%, primarily due to the Questar Pipeline Acquisition.

Interest and related charges (benefit) increased $7.8 million, primarily due to debt acquired in the Questar Pipeline Acquisition ($6.2 million) and an increase in interest rates on outstanding long-term debt in the first quarter of 2017 as compared to the first quarter of 2016 ($1.2 million).

Segment Results of Operations

Presented below is a summary of contributions by Dominion Midstream’s operating segment to net income including noncontrolling interest and predecesors:

	First Quarter
	2017	2016	$ Change
(millions)
Dominion Energy	$54.5	$51.8	$2.7
Corporate and Other	(0.2)	—	(0.2)

Consolidated	$54.3	$51.8	$2.5

Dominion Energy

The following table summarizes the key factors impacting Dominion Energy’s contribution to net income including noncontrolling interest and predecessors.

First Quarter 2017 vs. 2016 Increase/(Decrease)
(millions)
Questar Pipeline Acquisition	$25.7
Import contracts	(25.8)
Growth projects placed into service	2.3
Labor and outside service costs associated with the Liquefaction Project	(2.1)
Interest rate on long-term debt	(1.2)
2016 organizational design initiative costs	3.5
Other	0.3

Change in net income contribution	$2.7

Corporate and Other

Corporate and Other includes items attributable to Dominion Midstream’s operating segment that are not included in profit measures evaluated by executive management in assessing segment performance or in allocating resources among the segments. Corporate and Other expenses were $0.2 million for the three months ended March 31, 2017, consisting of certain transition costs associated with the Questar Pipeline Acquisition. There were no such items for the three months ended March 31, 2016.

Liquidity and Capital Resources

Overview

Dominion Midstream’s ongoing principal sources of liquidity may include distributions received from Cove Point from our Preferred Equity Interest, cash generated from operations of DCG and Questar Pipeline, distributions received from our noncontrolling partnership interests in Iroquois and White River Hub, borrowings under our credit facility with Dominion and issuances of debt and equity securities. We believe that cash from these sources will be sufficient to pay distributions on our common, subordinated and preferred units while continuing to meet our short-term working capital requirements and our long-term capital expenditure requirements. We expect to have sufficient distributable cash flow to pay the minimum quarterly distribution of $0.1750 per common unit and subordinated unit, which equates to $17.4 million per quarter, or $69.4 million per year in the aggregate, based on the number of common units and subordinated units outstanding at March 31, 2017. We do not have a legal or contractual obligation to pay distributions quarterly or on any other basis or at the minimum quarterly distribution rate or at any other rate on our common and subordinated units, and there is no guarantee that we will pay distributions to such unitholders in any quarter.

Additionally, the holders of the Series A Preferred Units are entitled to receive cumulative quarterly distributions of $0.3134 per Series A Preferred Unit, which commenced with the quarter ended December 31, 2016 with a prorated amount from the date of issuance to be paid for such quarter, subject to certain exceptions for any quarter ending after December 1, 2018. We cannot pay any distributions on any junior securities, including any of the common units, subordinated units and the IDRs, prior to paying the quarterly distribution payable to holders of the Series A Preferred Units, including any previously accrued and unpaid distributions.

Outstanding Indebtedness

In connection with the Offering, Dominion Midstream entered into a $300.0 million credit facility with Dominion, allowing it to competitively pursue acquisitions and future organic growth opportunities or to otherwise meet its financial needs. At March 31, 2017 and December 31, 2016, $67.9 million and $63.2 million was outstanding against the credit facility, respectively. In April 2017, Dominion Midstream drew an additional $6.9 million on the credit facility. Draws on the credit facility during the first quarter of 2017 were used to fund expansion capital expenditures and property taxes at DCG.

See Note 15 to the Consolidated Financial Statements for further information.

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

For the three months ended March 31, 2017, Dominion Midstream paid total capital expenditures of $361.1 million, which included $16.3 million of maintenance capital expenditures.

Our significant capital projects, all of which are expansion projects, are described further below:

•	Total costs of developing the Liquefaction Project are estimated to be approximately $4.0 billion, excluding financing costs. Through March 31, 2017, Cove Point incurred approximately $3.6 billion of development and construction costs associated with the Liquefaction Project. The Liquefaction Project is expected to be placed into service in late 2017.

•	Total costs of the Keys Energy Project were approximately $35 million. The project was placed into service in March 2017.

•	Total costs of the Eastern Market Access Project are estimated to be approximately $150 million. Through March 31, 2017, approximately $15 million of costs had been incurred. Construction on the project is expected to begin in the fourth quarter of 2017, and the project facilities are expected to be placed into service in late 2018.

•	Total costs of the Charleston Project are estimated to be approximately $120 million. Through March 31, 2017, approximately $27 million of costs had been incurred, all of which Dominion Midstream incurred subsequent to the DCG Acquisition. In February 2017, DCG received FERC authorization to construct and operate the project facilities, which are expected to be placed into service in the fourth quarter of 2017.

•	In September 2016, DCG entered into a facilities agreement with SCE&G to commit up to $9.0 million to improve certain measuring and regulation stations over the next seven years in exchange for a 20-year firm transportation commitment of 12,000 Dth/day. We currently expect to improve three to four stations per year over the next seven years, however, DCG is obligated to fund these station improvements only after they are mutually identified and agreed to with SCE&G. Total project costs were less than $1 million through March 31, 2017.

•	In March 2017, Questar Pipeline committed to upgrade certain facilities and increase capacity, including the Hyrum Project, and entered into agreements to provide firm transportation service to Questar Gas Company, an affiliate. Total costs of these projects are expected to be approximately $10 million through 2027. Through March 31, 2017, less than $1 million of costs had been incurred related to these projects.

In addition to the expansion projects described above, Cove Point will incur maintenance capital expenditures to acquire spare parts for critical components of its Liquefaction Project. Over the next twelve months, these costs are expected to be approximately $20 million.

Dominion has indicated that it intends to provide the funding necessary for the remaining construction costs and other capital expenditures of Cove Point, including the Liquefaction Project and Eastern Market Access Project, but it is under no contractual obligation to do so and has not secured all of the funding necessary to cover these costs, as it intends to finance these costs as they are incurred using its consolidated operating cash flows in addition to proceeds from capital markets transactions. However, Dominion has entered into guarantee arrangements on behalf of Cove Point to facilitate the Liquefaction Project, including guarantees supporting the terminal services and transportation agreements as well as the engineering, procurement and construction contract for the Liquefaction Project. Two of the guarantees have no stated limit, one guarantee has a $150 million limit and one guarantee has a $1.75 billion aggregate limit with an annual draw limit of $175 million. In the event that Dominion does not satisfy its obligations under these guarantee arrangements or otherwise does not agree to provide the funding necessary for the remaining development costs and other capital expenditures of Cove Point, or is unable to obtain such funding in the amounts required or on terms acceptable to Dominion, Cove Point would require substantial external debt or equity financing to complete the construction of the Liquefaction Project and Eastern Market Access Project.

Distributions

Distributions are declared and paid subsequent to quarter end. The table below summarizes the quarterly cash distributions on common and subordinated units.

Quarterly Period Ended	Total Quarterly Distribution (per unit)	Total Cash Distribution (in millions)	Date of Declaration	Date of Record	Date of Distribution
December 31, 2015	$0.2135	$16.8	January 21, 2016	February 5, 2016	February 15, 2016
December 31, 2016	0.2605	27.5	January 25, 2017	February 6, 2017	February 15, 2017
March 31, 2017	0.2740	30.1	April 21, 2017	May 5, 2017	May 15, 2017

Record holders of the Series A Preferred Units are entitled to receive cumulative quarterly distributions, payable in cash, payable in kind or a combination thereof at the option of our general partner, equal to $0.3134 in respect of each quarter ending before December 1, 2018. The table below summarizes the quarterly distributions on the Series A Preferred Units.

Quarterly Period Ended	Total Distribution (in millions)		Amount Payable in Cash (in millions)	Amount Payable in Kind (in millions)
December 31, 2016	$3.2	(1)	$3.2	$—
March 31, 2017	9.5		9.5	—

(1)	For the period subsequent to the issuance of the Series A Preferred Units through December 31, 2016, the initial quarterly cash distribution was calculated as the minimum quarterly distribution of $0.3134 per unit prorated for the portion of the quarter subsequent to the issuance of the Series A Preferred Units.

Cash Flows

A summary of cash flows is presented below:

	Three Months Ended March 31,
	2017	2016
(millions)
Cash and cash equivalents at beginning of year	$39.6	$35.0
Cash flows provided by (used in):
Operating activities	110.3	68.5
Investing activities	(361.8)	(299.8)
Financing activities	303.0	231.7

Net increase in cash and cash equivalents	51.5	0.4

Cash and cash equivalents at March 31	$91.1	$35.4

Operating Cash Flows

In the first three months of 2017, net cash provided by Dominion Midstream’s operating activities increased by $41.8 million, primarily due to the Questar Pipeline Acquisition.

Investing Cash Flows

In the first three months of 2017, net cash used in Dominion Midstream’s investing activities increased by $62.0 million, primarily due to higher expenditures for the Liquefaction Project.

Financing Cash Flows and Liquidity

In the first three months of 2017, net cash provided by Dominion Midstream’s financing activities increased $71.3 million, primarily due to higher capital contributions from Dominion to fund the Liquefaction Project, partially offset by increased distributions to unitholders.

In May 2016, Dominion Midstream filed an SEC shelf registration for the ability to sell common units through an at-the-market program and pursuant to which it may offer from time to time up to $150 million aggregate amount of its common units. Sales of common units, if any, will be made by means of ordinary brokers’ transactions on the NYSE, in block transactions, or as otherwise agreed to between the sales agent and us. In July 2016, Dominion Midstream entered into an equity distribution agreement with nine separate managers to effect sales under the program; however, we have not issued any units under the program in 2017.

Customer Concentration

Dominion Midstream provides service to approximately 130 customers, including the Storage Customers, marketers or end users, power generators, utilities and the Import Shippers. The three largest customers comprised approximately 42% of the total transportation and storage revenues for the three months ended March 31, 2017. See Note 14 to the Consolidated Financial Statements for additional information.

Contractual Obligations

At March 31, 2017, there have been no material changes outside the ordinary course of business to Dominion Midstream’s contractual obligations as disclosed in MD&A in the Dominion Midstream Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

Other than the holding of surety bonds as discussed in Note 13 to the Consolidated Financial Statements, Dominion Midstream had no off-balance sheet arrangements at March 31, 2017.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of the Consolidated Financial Statements that may impact Dominion Midstream’s future results of operations, financial condition and/or cash flows. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2016.

Environmental Matters

Dominion Midstream is subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note 18 in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2016 and Note 13 to the Consolidated Financial Statements in this report for additional information on various environmental matters.

Air

In August 2015, the EPA issued final carbon standards for existing fossil fuel power plants. Known as the Clean Power Plan, the rule uses a set of measures for reducing emissions from existing sources that includes efficiency improvements at coal plants, displacing coal-fired generation with increased utilization of natural gas combined cycle units and expanding renewable resources. The new rule requires states to meet state-by-state emission rate or intensity-based carbon dioxide binding goals or limits. States are required to submit plans to the EPA identifying how they will comply with the rule by September 2018. The final rule has been challenged in the U.S. Court of Appeals for the D.C. Circuit. In February 2016, the U.S. Supreme Court issued a stay of the Clean Power Plan until the disposition of the petitions challenging the rule now before the Court of Appeals, and, if such petitions are filed in the future, before the U.S. Supreme Court. In March 2017, the President issued an Executive Order directing the EPA to undertake a review of the Clean Power Plan that could result in significant revisions to, or rescinding of, the rule. In April 2017, the U.S. Court of Appeals for the D.C. Circuit issued an order suspending the cases challenging the Clean Power Plan for 60 days to allow the EPA time to determine whether to revise or rescind the rule. The EPA issued a notice withdrawing the proposed federal implementation plan and model trading rules effective April 2017. Given these developments and associated federal and state regulatory and legal uncertainties, Dominion Midstream cannot predict the impact of this rule on its financial performance at this time.

Climate Change

In March 2016, as part of its Climate Action Plan, the EPA began development of regulations for reducing methane emissions from existing sources in the oil and natural gas sectors. In November 2016, the EPA issued an Information Collection Request to collect information on existing sources upstream of local distribution companies in this sector. In March 2017, the EPA withdrew the Information Collection Request. Dominion Midstream cannot currently estimate the impacts on results of operations, financial condition or cash flows related to this matter.

Legal Matters

See Item 3. Legal Proceedings in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2016 and Notes 11 and 13 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings in this report for additional information on various legal matters.

Regulatory Matters

See Note 12 to the Consolidated Financial Statements in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2016 and Note 11 to the Consolidated Financial Statements in this report for additional information on various regulatory matters.

ITEM 3.

QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Upon the closing of the Offering, we entered into a $300.0 million variable rate credit facility with Dominion. At March 31, 2017, we had $67.9 million outstanding indebtedness against the credit facility. In connection with the Questar Pipeline Acquisition, we borrowed $300.0 million under a three-year variable rate term loan agreement. A hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at March 31, 2017.

Effective March 2017, Dominion Midstream uses interest rate derivatives to manage risks associated with variable interest rates. At March 31, 2017, Dominion Midstream had $300.0 million in aggregate notional amounts of these interest rate derivatives outstanding, all of which were designated as cash flow hedges of forecasted interest payments. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $1.5 million in the fair value of Dominion Midstream’s interest rate derivatives at March 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Senior management of Dominion Midstream’s general partner, including the general partner’s CEO and CFO, evaluated the effectiveness of Dominion Midstream’s disclosure controls and procedures at March 31, 2017, the end of the period covered by this report. Based on this evaluation process, the CEO and CFO of Dominion Midstream’s general partner have concluded that Dominion Midstream’s disclosure controls and procedures are effective.

During the quarter ended March 31, 2017, there were no changes in Dominion Midstream’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Dominion Midstream’s internal control over financial reporting.

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

See the following for discussions on various environmental and other regulatory proceedings to which Dominion Midstream is a party, which information is incorporated herein by reference:

•	Notes 12 and 18 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2016.

•	Notes 11 and 13 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in this report.

ITEM 1A. RISK FACTORS

Dominion Midstream’s business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond its control. These risk factors have been identified in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2016, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in Dominion Midstream’s Annual Report on Form 10-K for the year ended December 31, 2016. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in Part I. Item 2. MD&A.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Dominion Midstream Partners, LP (Exhibit 3.1, Form S-1 Registration Statement filed March 28, 2014, File No. 333-194864).

3.2	Second Amended and Restated Agreement of Limited Partnership of Dominion Midstream Partners, LP, dated December 1, 2016, by and between Dominion Midstream GP, LLC and Dominion MLP Holding Company, LLC (Exhibit 3.1, Form 8-K filed December 1, 2016, File No. 1-36684).

31.a	Certification by Chief Executive Officer of Dominion Midstream Partners, LP’s general partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.b	Certification by Chief Financial Officer of Dominion Midstream Partners, LP’s general partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Midstream Partners, LP’s general partner, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial statements from Dominion Midstream’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 4, 2017, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statement of Equity and Partners’ Capital, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION MIDSTREAM PARTNERS, LP Registrant

By: Dominion Midstream GP, LLC, its general partner

May 4, 2017	/s/ Michele L. Cardiff
Michele L. Cardiff Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Dominion Midstream Partners, LP (Exhibit 3.1, Form S-1 Registration Statement filed March 28, 2014, File No. 333-194864).

3.2	Second Amended and Restated Agreement of Limited Partnership of Dominion Midstream Partners, LP, dated December 1, 2016, by and between Dominion Midstream GP, LLC and Dominion MLP Holding Company, LLC (Exhibit 3.1, Form 8-K filed December 1, 2016, File No. 1-36684).

31.a	Certification by Chief Executive Officer of Dominion Midstream Partners, LP’s general partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.b	Certification by Chief Financial Officer of Dominion Midstream Partners, LP’s general partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Midstream Partners, LP’s general partner, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial statements from Dominion Midstream’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 4, 2017, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statement of Equity and Partners’ Capital, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.