Form 10-Q
period 2017-06-30
Dominion Energy Midstream Partners, LP
filed 2017-08-03
CIK 1603286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number	Exact name of registrants as specified in their charters, address of principal executive offices and registrants’ telephone number	I.R.S. Employer Identification Number
001-36684		46-5135781

Dominion Energy Midstream Partners, LP Formerly Known As Dominion Midstream Partners, LP

120 Tredegar Street Richmond, Virginia 23219 (804) 819-2000

State or other jurisdiction of incorporation or organization of the registrant: Delaware

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The registrant had 67,249,267 common units and 31,972,789 subordinated units outstanding at July 14, 2017.

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

Adjusted EBITDA

EBITDA after adjustment for EBITDA attributable to predecessors and a noncontrolling interest in Cove Point held by Dominion Energy subsequent to the Offering, less income from equity method investees, plus distributions from equity method investees

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

Cove Point	Dominion Energy Cove Point LNG, LP (formerly known as Dominion Cove Point LNG, LP)

Cove Point LNG Facility	An LNG import/regasification and storage facility located on the Chesapeake Bay in Lusby, Maryland owned by Cove Point

Cove Point Pipeline	An approximately 136-mile natural gas pipeline owned by Cove Point that connects the Cove Point LNG Facility to interstate natural gas pipelines

CPCN	Certificate of Public Convenience and Necessity

DECG	Dominion Energy Carolina Gas Transmission, LLC (formerly known as Dominion Carolina Gas Transmission, LLC)

DECG Acquisition	The acquisition of DECG by Dominion Energy Midstream from Dominion Energy on April 1, 2015

DECGS	Dominion Energy Carolina Gas Services, Inc. (formerly known as Dominion Carolina Gas Services, Inc.)

DEQPS	Dominion Energy Questar Pipeline Services, Inc. (formerly known as QPC Services Company)

DES	Dominion Energy Services, Inc. (formerly known as Dominion Resources Services, Inc.)

Dominion Energy

The legal entity, Dominion Energy, Inc. (formerly known as Dominion Resources, Inc.), one or more of its consolidated subsidiaries (other than Dominion Energy Midstream GP, LLC (formerly known as Dominion Midstream GP, LLC) and its subsidiaries) or operating segments, or the entirety of Dominion Energy, Inc. and its consolidated subsidiaries

Dominion Energy Midstream

The legal entity, Dominion Energy Midstream Partners, LP (formerly known as Dominion Midstream Partners, LP), one or more of its consolidated subsidiaries, Cove Point GP Holding Company, LLC, Iroquois GP Holding Company, LLC, DECG and Dominion Energy Questar Pipeline (beginning December 1, 2016), or the entirety of Dominion Energy Midstream Partners, LP and its consolidated subsidiaries

Abbreviation or Acronym	Definition

Dominion Energy Questar

The legal entity, Dominion Energy Questar Corporation (formerly known as Dominion Questar Corporation), one or more of its consolidated subsidiaries or operating segments, or the entirety of Dominion Energy Questar Corporation and its consolidated subsidiaries

Dominion Energy Questar Pipeline

Dominion Energy Questar Pipeline, LLC (formerly known as Questar Pipeline, LLC), one or more of its consolidated subsidiaries, or the entirety of Dominion Energy Questar Pipeline, LLC and its consolidated subsidiaries

Dominion Energy Questar Pipeline Acquisition	The acquisition of Dominion Energy Questar Pipeline by Dominion Energy Midstream from Dominion Energy on December 1, 2016

Dominion Energy Questar Pipeline Contribution Agreement	Contribution, Conveyance and Assumption Agreement between Dominion Energy and Dominion Energy Midstream dated October 28, 2016

Dth	Dekatherm

Eastern Market Access Project

Project to provide 294,000 Dths/day of firm transportation service to help meet demand for natural gas for Washington Gas Light Company, a local gas utility serving customers in D.C., Virginia and Maryland, and Mattawoman Energy, LLC for its new electric power generation facility to be built in Maryland

EBITDA	Earnings before interest and associated charges, income tax expense, depreciation and amortization

EPA	Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

GAAP	U.S. generally accepted accounting principles

Gas Infrastructure	Gas Infrastructure Group operating segment

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

Liquefaction Project	A natural gas export/liquefaction facility currently under construction by Cove Point

LNG	Liquefied natural gas

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MLP	Master limited partnership, equivalent to publicly traded partnership

Modified Net Operating Income	Cove Point’s Net Operating Income plus any interest expense included in the computation of Net Operating Income

Net Operating Income	Cove Point’s gross revenues from operations minus its interest expense and operating expenses, but excluding depreciation and amortization, as determined for U.S. federal income tax purposes

NGA	Natural Gas Act of 1938, as amended

NYSE	New York Stock Exchange

Offering	The initial public offering of common units of Dominion Energy Midstream

Abbreviation or Acronym	Definition

organizational design initiative

In the first quarter of 2016, Dominion Energy announced an organizational design initiative that reduced its total workforce during 2016, the goal of which was to streamline its leadership structure and push decision making lower while also improving efficiency

Preferred Equity Interest	A perpetual, non-convertible preferred equity interest in Cove Point entitled to the Preferred Return Distributions and the Additional Return Distributions

Preferred Return Distributions	The first $50.0 million of annual cash distributions made by Cove Point

Private Placement Agreement

Series A Preferred Unit and Common Unit Purchase Agreement between Dominion Energy Midstream and purchasers (certain affiliates of Stonepeak Infrastructure Partners, Magnetar Financial LLC, First Reserve Advisors, L.L.C., Kayne Anderson Capital Advisors, L.P. and Tortoise Capital Advisors, LLC) dated October 27, 2016

SCANA	SCANA Corporation

SCE&G	South Carolina Electric & Gas Company

SEC	Securities and Exchange Commission

Series A Preferred Units	Series A convertible preferred units representing limited partner interests in Dominion Energy Midstream, issued in December 2016

St. Charles Transportation Project

Project to provide 132,000 Dths/day of firm transportation service from Cove Point’s interconnect with Transco in Fairfax County, Virginia to Competitive Power Venture Maryland, LLC's power generating facility in Charles County, Maryland

Storage Customers

The four local distribution companies that receive firm peaking services from Cove Point, consisting of: Atlanta Gas Light Company, Public Service Company of North Carolina, Incorporated, Virginia Natural Gas, Inc. and Washington Gas Light Company

Transco	Transcontinental Gas Pipe Line Company, LLC

VIE	Variable interest entity

White River Hub	White River Hub, LLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION ENERGY MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(millions, except per unit data)
Operating Revenue(1)	$115.7	$85.6	$245.9	$168.6
Operating Expenses
Purchased gas(1)	9.8	4.0	22.0	4.9
Other operations and maintenance:
Affiliated suppliers	16.9	7.0	32.5	16.4
Other	21.2	9.1	36.7	19.7
Depreciation and amortization	25.4	10.2	50.3	20.2
Other taxes	9.2	6.8	18.5	14.1
Total operating expenses	82.5	37.1	160.0	75.3
Income from operations	33.2	48.5	85.9	93.3
Earnings from equity method investees	5.2	3.7	13.2	10.1
Other income	1.3	0.9	2.6	1.4
Interest and related charges (benefit)(1)	8.1	—	15.8	(0.1)
Net income including noncontrolling interest and predecessors	$31.6	$53.1	$85.9	$104.9
Less: Net income (loss) attributable to noncontrolling interest	(10.4)	30.6	(8.3)	59.3
Net income attributable to partners	$42.0	$22.5	$94.2	$45.6
Net income attributable to partners' ownership interest
Preferred unitholders' interest in net income	$9.5	$—	$19.0	$—
General partner's interest in net income	0.3	0.6	3.0	1.0
Common unitholders' interest in net income	21.8	12.9	48.9	26.3
Subordinated unitholder's interest in net income	10.4	9.0	23.3	18.3
Net income per limited partner unit (basic)
Common units	$0.33	$0.28	$0.73	$0.57
Subordinated units	0.33	0.28	0.73	0.57
Net income per limited partner unit (diluted)
Common units	$0.31	$0.28	$0.67	$0.57
Subordinated units	0.33	0.28	0.73	0.57
(1)	See Note 15 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Midstream’s Consolidated Financial Statements.

DOMINION ENERGY MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(millions)
Net income including noncontrolling interest and predecessors	$31.6	$53.1	$85.9	$104.9
Other comprehensive loss:
Net deferred losses on derivatives-hedging activities	(1.0)	—	(1.5)	—
Amounts reclassified to net income (loss):
Net derivative losses-hedging activities	0.6	—	0.6	—
Other comprehensive loss	(0.4)	—	(0.9)	—
Comprehensive income including noncontrolling interest and predecessors	31.2	53.1	85.0	104.9
Comprehensive income (loss) attributable to noncontrolling interests	(10.4)	30.6	(8.3)	59.3
Comprehensive income attributable to partners	$41.6	$22.5	$93.3	$45.6

The accompanying notes are an integral part of Dominion Energy Midstream’s Consolidated Financial Statements.

DOMINION ENERGY MIDSTREAM PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$70.5	$39.6
Restricted cash	25.0	25.0
Customer and other receivables	28.0	45.9
Affiliated receivables	13.1	18.3
Prepayments	2.2	8.7
Inventories	24.2	20.1
Other(2)	8.9	13.3
Total current assets	171.9	170.9
Investment in Equity Method Affiliates	257.0	257.8
Property, Plant and Equipment
Property, plant and equipment	7,417.4	6,911.4
Accumulated depreciation and amortization	(1,071.4)	(1,032.0)
Total property, plant and equipment, net	6,346.0	5,879.4
Deferred Charges and Other Assets
Goodwill	819.2	819.2
Intangible assets, net	35.1	19.4
Other(2)	42.5	40.2
Total deferred charges and other assets	896.8	878.8
Total assets	$7,671.7	$7,186.9

(1)	Dominion Energy Midstream's Consolidated Balance Sheet at December 31, 2016 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 15 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Midstream's Consolidated Financial Statements.

DOMINION ENERGY MIDSTREAM PARTNERS, LP

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

	June 30, 2017	December 31, 2016(1)
(millions)
LIABILITIES AND EQUITY AND PARTNERS' CAPITAL
Current Liabilities
Securities due within one year	$250.0	$—
Accounts payable	20.0	21.5
Payables to affiliates	10.3	9.9
Dominion Energy credit facility borrowings	63.0	63.2
Other(2)	57.0	54.6
Total current liabilities	400.3	149.2
Long-Term Debt	480.0	729.9
Deferred Credits and Other Liabilities
Regulatory liabilities	131.8	129.1
Other(2)	76.4	78.8
Total deferred credits and other liabilities	208.2	207.9
Total liabilities	1,088.5	1,087.0
Commitments and Contingencies (see Note 13)
Equity and Partners' Capital
Preferred unitholders - public (18,942,714 units issued and outstanding at June 30, 2017 and December 31, 2016)	496.0	492.1
Preferred unitholder - Dominion Energy (11,365,628 units issued and outstanding at June 30, 2017 and December 31, 2016)	303.6	301.2
Common unitholders - public (48,744,639 units issued and outstanding at June 30, 2017; 48,734,195 units issued and outstanding at December 31, 2016)	1,091.6	1,082.1
Common unitholder - Dominion Energy (18,504,628 units issued and outstanding at June 30, 2017 and December 31, 2016)	460.9	457.4
Subordinated unitholder - Dominion Energy (31,972,789 units issued and outstanding at June 30, 2017 and December 31, 2016)	489.2	483.0
General Partner interest - Dominion Energy (non-economic interest)	(26.6)	(29.2)
Accumulated other comprehensive loss	(1.3)	(0.4)
Total Dominion Energy Midstream Partners, LP partners' capital	2,813.4	2,786.2
Noncontrolling interest	3,769.8	3,313.7
Total equity and partners' capital	6,583.2	6,099.9
Total liabilities and equity and partners' capital	$7,671.7	$7,186.9

(1)	Dominion Energy Midstream's Consolidated Balance Sheet at December 31, 2016 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 15 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Midstream's Consolidated Financial Statements.

DOMINION ENERGY MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS' CAPITAL

(Unaudited)

	Partnership
	Preferred Unitholders Public	Preferred Unitholder Dominion Energy	Common Unitholders Public	Common Unitholder Dominion Energy	Subordinated Unitholder Dominion Energy	General Partner Dominion Energy (non- economic interest)	AOCI	Total Dominion Energy Midstream Partners, LP Partners' Equity and Capital	Noncontrolling interest	Total Equity and Partners' Capital
(millions)
December 31, 2015	$—	$—	$600.8	$438.8	$475.4	$(12.4)	$—	$1,502.6	$2,138.4	$3,641.0
Net income including noncontrolling interest and predecessors	—	—	15.8	10.5	18.3	1.0	—	45.6	59.3	104.9
Equity contributions from Dominion Energy	—	—	—	—	—	0.1	—	0.1	538.6	538.7
Purchase of common units by Dominion Energy	—	—	(10.6)	10.6	—	—		—	—	—
Distributions	—	—	(12.1)	(8.0)	(13.9)	(0.6)	—	(34.6)	—	(34.6)
Unit awards (net of unearned compensation)	—	—	0.1	—	—	—	—	0.1	—	0.1
Other	—	—	—	—	—	—	—	—	0.5	0.5
June 30, 2016	$—	$—	$594.0	$451.9	$479.8	$(11.9)	$—	$1,513.8	$2,736.8	$4,250.6
December 31, 2016	$492.1	$301.2	$1,082.1	$457.4	$483.0	$(29.2)	$(0.4)	$2,786.2	$3,313.7	$6,099.9
Net income (loss) including noncontrolling interest and predecessors	11.9	7.1	35.5	13.4	23.3	3.0	—	94.2	(8.3)	85.9
Equity contributions from Dominion Energy	—	—	—	—	—	4.2	—	4.2	463.6	467.8
Distributions	(8.0)	(4.7)	(26.0)	(9.9)	(17.1)	(4.6)	—	(70.3)	—	(70.3)
Other comprehensive loss	—	—	—	—	—	—	(0.9)	(0.9)	—	(0.9)
Unit awards (net of unearned compensation)	—	—	0.1	—	—	—	—	0.1	—	0.1
Other	—	—	(0.1)	—	—	—	—	(0.1)	0.8	0.7
June 30, 2017	$496.0	$303.6	$1,091.6	$460.9	$489.2	$(26.6)	$(1.3)	$2,813.4	$3,769.8	$6,583.2

The accompanying notes are an integral part of Dominion Energy Midstream's Consolidated Financial Statements.

DOMINION ENERGY MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2017	2016
(millions)
Operating Activities
Net income including noncontrolling interest and predecessors	$85.9	$104.9
Adjustments to reconcile net income including noncontrolling interest and predecessors to net cash provided by operating activities:
Depreciation and amortization	50.3	20.2
Other adjustments to income, net	2.3	0.3
Changes in:
Customer and other receivables	17.9	(1.5)
Affiliated receivables	5.2	—
Prepayments	6.5	9.5
Accounts payable	5.0	0.4
Payables to affiliates	0.4	(0.8)
Accrued interest, payroll and taxes	(0.6)	(1.6)
Other operating assets and liabilities	2.1	(1.0)
Net cash provided by operating activities	175.0	130.4
Investing Activities
Plant construction and other property additions	(536.2)	(653.6)
Other	(0.9)	(0.6)
Net cash used in investing activities	(537.1)	(654.2)
Financing Activities
Dominion Energy credit facility borrowings (repayments), net	(0.2)	9.0
Contributions from Dominion Energy	463.6	538.6
Distributions to preferred unitholders	(12.7)	—
Distributions to common unitholders	(35.9)	(20.1)
Distributions to subordinated unitholder	(17.1)	(13.9)
Distributions to general partner	(4.6)	(0.6)
Other	(0.1)	—
Net cash provided by financing activities	393.0	513.0
Increase (decrease) in cash and cash equivalents	30.9	(10.8)
Cash and cash equivalents at beginning of period	39.6	35.0
Cash and cash equivalents at end of period	$70.5	$24.2
Supplemental Cash Flow Information
Significant noncash investing and financing activities:
Accrued capital expenditures	$28.0	$12.1
Equity contributions from Dominion Energy to relieve payables to affiliates	4.2	—

The accompanying notes are an integral part of Dominion Energy Midstream's Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

Dominion Energy Midstream is a Delaware limited partnership formed in March 2014 by Dominion MLP Holding Company, LLC and Dominion Energy Midstream GP, LLC, both indirect wholly-owned subsidiaries of Dominion Energy, to grow a portfolio of natural gas terminaling, processing, storage, transportation and related assets.

Dominion Energy Midstream holds the Preferred Equity Interest and non-economic general partner interest in Cove Point, the owner and operator of the Cove Point LNG Facility and the Cove Point Pipeline.  The Preferred Equity Interest is a perpetual, non-convertible preferred equity interest entitled to Preferred Return Distributions so long as Cove Point has sufficient cash and undistributed Net Operating Income (determined on a cumulative basis from the closing of the Offering) from which to make Preferred Return Distributions. Preferred Return Distributions are made on a quarterly basis and are not cumulative. The Preferred Equity Interest is also entitled to the Additional Return Distributions.

In addition, Dominion Energy Midstream owns DECG and a 25.93% noncontrolling partnership interest in Iroquois, both of which are FERC-regulated interstate natural gas pipelines.

In December 2016, Dominion Energy Midstream acquired from Dominion Energy all of the issued and outstanding membership interests in Dominion Energy Questar Pipeline as described further in Note 2. Dominion Energy Questar Pipeline owns and operates nearly 2,200 miles of interstate natural gas pipelines and 18 transmission and storage compressor stations in the western U.S.

Basis of Presentation

The contribution by Dominion Energy to Dominion Energy Midstream of the general partner interest in Cove Point and a portion of the Preferred Equity Interest is considered to be a reorganization of entities under common control.  As a result, Dominion Energy Midstream’s basis is equal to Dominion Energy’s cost basis in the general partner interest in Cove Point and a portion of the Preferred Equity Interest. As discussed in Note 14 to the Consolidated Financial Statements in Dominion Energy Midstream’s Annual Report on Form 10-K for the year ended December 31, 2016, Dominion Energy Midstream is the primary beneficiary of, and therefore consolidates, Cove Point. As such, Dominion Energy Midstream’s investment in the Preferred Equity Interest and Cove Point's preferred equity interest are eliminated in consolidation.  Dominion Energy's retained common equity interest in Cove Point is reflected as noncontrolling interest.

The Dominion Energy Questar Pipeline Acquisition is considered to be a reorganization of entities under common control.  As a result, Dominion Energy Midstream’s basis in Dominion Energy Questar Pipeline is equal to Dominion Energy’s cost basis in the assets and liabilities of Dominion Energy Questar Pipeline. On December 1, 2016, Dominion Energy Questar Pipeline became a wholly-owned subsidiary of Dominion Energy Midstream and is therefore consolidated by Dominion Energy Midstream.  The accompanying financial statements and related notes include the historical results and financial position of Dominion Energy Questar Pipeline beginning September 16, 2016, the inception date of common control.

The financial statements for all periods presented include costs for certain general, administrative and corporate expenses assigned by DES, DECGS or DEQPS to Dominion Energy Midstream on the basis of direct and allocated methods in accordance with Dominion Energy Midstream's services agreements with DES, DECGS and DEQPS.  Where costs incurred cannot be determined by specific identification, the costs are allocated based on the proportional level of effort devoted by DES, DECGS or DEQPS resources that are attributable to the entities, determined by reference to number of employees, salaries and wages and other similar measures for the relevant DES, DECGS or DEQPS service. Management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses are reasonable.

Note 2. Acquisitions

Dominion Energy Questar Pipeline

In October 2016, Dominion Energy Midstream, following approval by the Conflicts Committee of Dominion Energy Midstream GP, LLC, its general partner, entered into the Dominion Energy Questar Pipeline Contribution Agreement to acquire Dominion Energy Questar Pipeline from Dominion Energy. Upon closing of the agreement on December 1, 2016, Dominion Energy Midstream became the owner of all of the issued and outstanding membership interests of Dominion Energy Questar Pipeline in exchange for consideration consisting of: (1) 6,656,839 common units with a value of $167.3 million (the number of Dominion Energy Midstream common units issued to Dominion Energy was determined by the volume-weighted average trading price of Dominion Energy Midstream's common units on the NYSE for the 10-day trading period immediately preceding closing), (2) 11,365,628 Series A Preferred Units with a value of $300.0 million and (3) a cash payment of $822.7 million, $300.0 million of which was treated as a debt-financed distribution, for total consideration of $1.29 billion. In addition, Dominion Energy Questar Pipeline's debt of $435.0 million remained outstanding. As a result of the transaction, Dominion Energy Midstream owns 100% of the membership interests in Dominion Energy Questar Pipeline and therefore consolidates Dominion Energy Questar Pipeline in its financial statements. Because the contribution of Dominion Energy Questar Pipeline by Dominion Energy to Dominion Energy Midstream was considered a reorganization of entities under common control, Dominion Energy Questar Pipeline's assets and liabilities were recorded in Dominion Energy Midstream's consolidated financial statements at Dominion Energy’s historical cost of $989.3 million at December 1, 2016. Common control began on September 16, 2016, concurrent with Dominion Energy's acquisition of Dominion Energy Questar, which was accounted for using the acquisition method of accounting. Accordingly, the consolidated financial statements of Dominion Energy Midstream reflect Dominion Energy Questar Pipeline's financial results beginning September 16, 2016. The Dominion Energy Questar Pipeline Acquisition supports the expansion of Dominion Energy Midstream's portfolio of natural gas terminaling, processing, storage, transportation and related assets.

To facilitate the financing of the acquisition of Dominion Energy Questar Pipeline, Dominion Energy Midstream completed a public issuance of 15,525,000 common units, which included a 2,025,000 common unit over-allotment option that was exercised in full by the underwriters, resulting in proceeds of $347.6 million, net of offering costs of $12.6 million, in November 2016.  In addition, in December 2016, Dominion Energy Midstream completed the private placement of 5,990,634 common units with a value of $137.5 million (determined by the price of the common units in the public offering discussed above, less $0.2475 in accordance with the Private Placement Agreement) and 18,942,714 Series A Preferred Units with a value of $500.0 million. Also in December 2016, Dominion Energy Midstream entered into a $300.0 million three-year term loan agreement, which bears interest at a variable rate. The key terms of the term loan agreement are discussed in Note 15 to the Consolidated Financial Statements in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2016. Offering expenses associated with the private placement of common units ($3.1 million), Series A Preferred Units ($9.9 million) and the term loan agreement ($1.5 million) were funded through a draw on the existing revolving credit facility with Dominion Energy. As a condition to closing under the Dominion Energy Questar Pipeline Contribution Agreement, Dominion Energy Midstream repaid the outstanding $300.8 million senior unsecured promissory note payable to Dominion Energy and repurchased 6,656,839 common units from Dominion Energy for $167.3 million (based on the volume-weighted average trading price of Dominion Energy Midstream's common units on the NYSE for the 10-day trading period immediately preceding closing) in December 2016.

In connection with the private placement of common units and Series A Preferred Units, Dominion Energy Midstream entered into a registration rights agreement under which Dominion Energy Midstream was required to register (1) the common units by March 31, 2017, (2) common units issuable upon conversion of the Series A Preferred Units by December 1, 2018, and (3) the Series A Preferred Units no earlier than December 1, 2021 provided that the required amount of units remain outstanding.  Dominion Energy Midstream’s registration statement for the applicable common units became effective in February 2017.

In connection with the Dominion Energy Questar Pipeline Acquisition, transition costs of $4.1 million and $4.3 million incurred by our general partner were expensed to operations and maintenance expense in the Consolidated Statements of Income for the three and six months ended June 30, 2017, respectively. Dominion Energy did not seek reimbursement for $4.0 million and $4.2 million for the three and six months ended June 30, 2017, respectively, of such costs and accordingly, Dominion Energy Midstream recognized an equity contribution from the general partner.

Dominion Energy Questar Pipeline owns and operates interstate natural gas pipelines and storage facilities in the western U.S. providing natural gas transportation and underground storage services in Utah, Wyoming and Colorado. Dominion Energy Questar Pipeline's operations are primarily regulated by FERC. At December 31, 2016, Dominion Energy Questar Pipeline owned and operated nearly 2,200 miles of natural gas transportation pipelines across northeastern and central Utah, northwestern Colorado and southwestern Wyoming and nearly 56 billion cubic feet of working gas storage capacity. Dominion Energy Questar Pipeline's core transportation system is strategically located near large reserves of natural gas in six major Rocky Mountain producing areas. Dominion Energy Questar Pipeline transports natural gas from these producing areas to other major pipeline systems, Dominion Energy Questar Gas Company's distribution system and other utility systems. Dominion Energy Questar Pipeline operates and owns 50% of White River Hub, an 11-mile FERC-regulated natural gas transportation pipeline in western Colorado, which is accounted for under the equity method. Dominion Energy Questar Pipeline also owns gathering lines and processing facilities in Utah, through which it provides gas-processing services.

Note 3. Significant Accounting Policies

Interim Financial Information and Estimates

As permitted by the rules and regulations of the SEC, Dominion Energy Midstream's accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in Dominion Energy Midstream’s Annual Report on Form 10-K for the year ended December 31, 2016.

In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly Dominion Energy Midstream's financial position at June 30, 2017, its results of operations for the three and six months ended June 30, 2017 and 2016 and its cash flows and changes in equity for the six months ended June 30, 2017 and 2016. Such adjustments are normal and recurring in nature unless otherwise noted.

Dominion Energy Midstream makes certain estimates and assumptions in preparing its Consolidated Financial Statements in accordance with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from those estimates.

The results of operations for interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, purchased gas expenses and other factors.

Certain amounts in Dominion Energy Midstream's 2016 audited Consolidated Financial Statements and Notes have been reclassified to conform to the 2017 presentation for comparative purposes. The reclassifications did not affect Dominion Energy Midstream's net income, total assets, liabilities, equity or cash flows.

With the exception of the items described below, there have been no significant changes from Note 3 to the Consolidated Financial Statements in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2016.

Derivative Instruments

Effective March 2017, Dominion Energy Midstream uses derivative instruments such as swaps to manage interest rate risks of its business operations. All derivatives, except those for which an exception applies, are required to be reported in the Consolidated Balance Sheets at fair value. Derivative contracts representing unrealized gain positions are reported as derivative assets. Derivative contracts representing unrealized losses are reported as derivative liabilities. Dominion Energy Midstream does not offset amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Dominion Energy Midstream had no margin assets or liabilities associated with cash collateral at June 30, 2017. See Note 8 for further information about derivatives.

Derivative Instruments Designated as Hedging Instruments

Dominion Energy Midstream has designated all of its derivative instruments as cash flow hedges for accounting purposes. For all derivatives designated as hedges, Dominion Energy Midstream formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and the strategy for using the hedging instrument. Dominion Energy Midstream assesses whether the hedging relationship between the derivative and the hedged item is highly effective at offsetting changes in cash flows both at the inception of the hedging relationship and on an ongoing basis. Any change in the fair value of the derivative that is not effective at offsetting changes in the cash flows of the hedged item is recognized currently in earnings. Hedge accounting is discontinued prospectively for derivatives that cease to be highly effective hedges.  The cash flows from the cash flow hedge derivatives and from the related hedged items are classified in operating cash flows.

Dominion Energy Midstream uses interest rate swaps to hedge its exposure to the variability of cash flows as a result of the variable interest rates on long-term debt. Changes in the fair value of the derivatives are reported in AOCI, to the extent they are effective at offsetting changes in the hedged item. Any derivative gains or losses reported in AOCI are reclassified to earnings when the forecasted item is included in earnings, or earlier, if it becomes probable that the forecasted transaction will not occur. Hedge accounting is discontinued if the occurrence of the forecasted transaction is no longer probable.

Note 4. Net Income Per Limited Partner Unit

Basic net income per limited partner unit applicable to common and subordinated units is computed by dividing the respective limited partners’ interest in net income attributable to Dominion Energy Midstream, after deducting any net income attributable to Series A Preferred Units and incentive distributions, by the weighted average number of common units and subordinated units outstanding. Because Dominion Energy Midstream has more than one class of participating securities, the two-class method is used when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units, subordinated units, Series A Preferred Units and IDRs. See Note 2 to the Consolidated Financial Statements in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2016 for further information about the Series A Preferred Units.

Dominion Energy Midstream’s net income is allocated to the limited partners in accordance with their respective partnership interests, after giving effect to priority income allocations to the holders of the Series A Preferred Units and incentive distributions, if any, to Dominion Energy, the holder of the IDRs, pursuant to the partnership agreement.  The distributions are declared and paid following the close of each quarter. Earnings in excess of distributions are allocated to the common and subordinated unitholders based on their respective ownership interests. Payments made to Dominion Energy Midstream's unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of earnings per limited partner unit.

Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as the Series A Preferred Units, were converted into common units. When it is determined that potential common units resulting from the Series A Preferred Unit conversion should be included in the diluted net income per limited partner unit calculation, the impact is calculated using the two class method. There were no potentially dilutive common units outstanding at June 30, 2016. Basic and diluted earnings per unit applicable to subordinated limited partnerships are the same because there are no potentially dilutive subordinated units outstanding.

The calculation of net income per limited partner unit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(millions)
Net income attributable to partners	$42.0	$22.5	$94.2	$45.6
Less: General partner allocation(1)	(4.0)	(0.1)	(4.2)	(0.1)
Less: Preferred unitholder allocation	9.5	—	19.0	—
Distributions declared on:
IDRs(2)	4.3	0.7	7.2	1.1
Common unitholders	19.4	10.7	37.8	21.0
Subordinated unitholder	9.2	7.6	18.0	14.7
Total distributions declared	32.9	19.0	63.0	36.8
Undistributed earnings	$3.6	$3.6	$16.4	$8.9
(1)	Represents amounts recognized as equity contributions from our general partner for incurred amounts for which Dominion Energy did not seek reimbursement. See Notes 2 and 15 for further information.
(2)	Dominion Energy is a non-economic general partner that holds all of the IDRs.

Distributions are declared and paid subsequent to quarter end. The table below summarizes the quarterly distributions on common and subordinated units related to the six months ended June 30, 2017 and 2016.

Quarterly Period Ended	Total Quarterly Distribution (per unit)	Total Cash Distribution (in millions)	Date of Declaration	Date of Record	Date of Distribution
December 31, 2015	$0.2135	$16.8	January 21, 2016	February 5, 2016	February 15, 2016
March 31, 2016	0.2245	17.8	April 19, 2016	May 3, 2016	May 13, 2016
June 30, 2016	0.2355	19.0	July 22, 2016	August 5, 2016	August 15, 2016
December 31, 2016	0.2605	27.5	January 25, 2017	February 6, 2017	February 15, 2017
March 31, 2017	0.2740	30.1	April 21, 2017	May 5, 2017	May 15, 2017
June 30, 2017	0.2880	32.9	July 21, 2017	August 4, 2017	August 15, 2017

Record holders of the Series A Preferred Units are entitled to receive cumulative quarterly distributions, payable in cash, payable in kind or a combination thereof at the option of our general partner, equal to $0.3134 per Series A Preferred Unit in respect of each quarter ending before December 1, 2018. The table below summarizes the quarterly distributions on the Series A Preferred Units related to the six months ended June 30, 2017.

Quarterly Period Ended	Total Distribution (in millions)		Amount Payable in Cash (in millions)	Amount Payable in Kind (in millions)
December 31, 2016	$3.2	(1)	$3.2	$—
March 31, 2017	9.5		9.5	—
June 30, 2017	9.5		9.5	—

(1)

For the period subsequent to the issuance of the Series A Preferred Units through December 31, 2016, the initial quarterly cash distribution was calculated as the minimum quarterly distribution of $0.3134 per unit prorated for the portion of the quarter subsequent to the issuance of the Series A Preferred Units.

Basic and diluted net income per limited partner unit for the three and six months ended June 30, 2017 are as follows:

	Common Units	Subordinated Units	Series A Preferred Units	General Partner (including IDRs)	Total
(millions, except for weighted average units and per unit data)
Three Months Ended June 30, 2017
General partner allocation	$—	$—	$—	$(4.0)	$(4.0)
Preferred unitholder allocation	—	—	9.5	—	9.5
Distributions declared	19.4	9.2	—	4.3	32.9
Undistributed earnings	2.4	1.2	—	—	3.6
Net income attributable to partners (basic)	$21.8	$10.4	$9.5	$0.3	$42.0
Dilutive effect of Series A Preferred Units(1)	8.6	—
Net income attributable to partners (diluted)	30.4	10.4
Weighted average units outstanding (basic)	67,241,212	31,972,789
Dilutive effect of Series A Preferred Units(1)	30,308,342	—
Weighted average units outstanding (diluted)	97,549,554	31,972,789
Net income per limited partner unit (basic)	$0.33	$0.33
Net income per limited partner unit (diluted)	$0.31	$0.33

Six Months Ended June 30, 2017
General partner allocation	$—	$—	$—	$(4.2)	$(4.2)
Preferred unitholder allocation	—	—	19.0	—	19.0
Distributions declared	37.8	18.0	—	7.2	63.0
Undistributed earnings	11.1	5.3	—	—	16.4
Net income attributable to partners (basic)	$48.9	$23.3	$19.0	$3.0	$94.2
Dilutive effect of Series A Preferred Units(1)	16.0	—
Net income attributable to partners (diluted)	64.9	23.3
Weighted average units outstanding (basic)	67,240,499	31,972,789
Dilutive effect of Series A Preferred Units(1)	30,308,342	—
Weighted average units outstanding (diluted)	97,548,841	31,972,789
Net income per limited partner unit (basic)	$0.73	$0.73
Net income per limited partner unit (diluted)	$0.67	$0.73
(1)

The dilutive effect of the Series A Preferred Units represents the reallocation of net income to limited partners including a reallocation of IDRs pursuant to the partnership agreement assuming conversion of the Series A Preferred Units into common units at the beginning of the period.

Basic and diluted net income per limited partner unit for the three and six months ended June 30, 2016 are as follows:

	Common Units	Subordinated Units	General Partner (including IDRs)	Total
(millions, except for weighted average units and per unit data)
Three Months Ended June 30, 2016
General partner allocation	$—	$—	$(0.1)	$(0.1)
Distributions declared	10.7	7.6	0.7	19.0
Undistributed earnings	2.2	1.4	—	3.6
Net income attributable to partners (basic and diluted)	$12.9	$9.0	$0.6	$22.5
Weighted average units outstanding	45,722,371	31,972,789
Net income per limited partner unit (basic and diluted)	$0.28	$0.28

Six Months Ended June 30, 2016
General partner allocation	$—	$—	$(0.1)	$(0.1)
Distributions declared	21.0	14.7	1.1	36.8
Undistributed earnings	5.3	3.6	—	8.9
Net income attributable to partners (basic and diluted)	$26.3	$18.3	$1.0	$45.6
Weighted average units outstanding	45,722,242	31,972,789
Net income per limited partner unit (basic and diluted)	$0.57	$0.57

Note 5. Unit Activity

Activity in number of units was as follows:

	Convertible Preferred		Common
	Public	Dominion Energy	Public	Dominion Energy	Subordinated	General Partner	Total
						(non-economic interest)
Balance at December 31, 2015	—	—	27,867,938	17,846,672	31,972,789	—	77,687,399
Unit-based compensation	—	—	7,761	—	—	—	7,761
Dominion Energy purchase of common units(1)	—	—	(489,457)	489,457	—	—	—
Balance at June 30, 2016	—	—	27,386,242	18,336,129	31,972,789	—	77,695,160

Balance at December 31, 2016	18,942,714	11,365,628	48,734,195	18,504,628	31,972,789	—	129,519,954
Unit-based compensation	—	—	10,444	—	—	—	10,444
Balance at June 30, 2017	18,942,714	11,365,628	48,744,639	18,504,628	31,972,789	—	129,530,398
(1)

These units were purchased by Dominion Energy as part of Dominion Energy's program initiated in September 2015, which expired in September 2016, to purchase from the market up to $50.0 million of common units representing limited partner interests in Dominion Energy Midstream at the discretion of Dominion Energy's management.

Note 6. Operating Revenue

Dominion Energy Midstream's operating revenue consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(millions)
Gas transportation and storage	$112.3	$81.6	$236.9	$160.7
Regulated gas sales	0.2	—	0.5	—
Other	3.2	4.0	8.5	7.9
Total operating revenue	$115.7	$85.6	$245.9	$168.6

Note 7. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. However, the use of a mid-market pricing convention (the mid-point between bid and ask prices) is permitted. Fair values are based on assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and the risks inherent in valuation techniques and the inputs to valuations. This includes not only the credit standing of counterparties involved and the impact of credit enhancements but also the impact of Dominion Energy Midstream's own nonperformance risk on its liabilities. Fair value measurements assume that the transaction occurs in the principal market for the asset or liability (the market with the most volume and activity for the asset or liability from the perspective of the reporting entity), or in the absence of a principal market, the most advantageous market for the asset or liability (the market in which the reporting entity would be able to maximize the amount received or minimize the amount paid). Dominion Energy Midstream applies fair value measurements to assets and liabilities associated with interest rate derivative instruments in accordance with the requirements discussed above. Credit adjustments are not considered material to the interest rate derivative fair values.

Inputs and Assumptions

Dominion Energy Midstream maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Fair value is based on actively-quoted market prices, if available. In the absence of actively-quoted market prices, price information is sought from external sources, including broker quotes and industry publications. When evaluating pricing information provided by brokers and other pricing services, Dominion Energy Midstream considers whether the broker is willing and able to trade at the quoted price, if the broker quotes are based on an active market or an inactive market and the extent to which brokers are utilizing a particular model if pricing is not readily available. If pricing information from external sources is not available, or if Dominion Energy Midstream believes that observable pricing is not indicative of fair value, judgment is required to develop the estimates of fair value. In those cases, Dominion Energy Midstream must estimate prices based on available historical and near-term future price information that reflect its market assumptions.

The inputs and assumptions used in measuring fair value for interest rate derivative contracts include the following:

•	Interest rate curves
•	Credit quality of counterparties and Dominion Energy Midstream
•	Notional value
•	Credit enhancements
•	Time value

Levels

Dominion Energy Midstream also utilizes the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

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

For derivative contracts, Dominion Energy Midstream recognizes transfers among Level 1, Level 2 and Level 3 based on fair values as of the first day of the month in which the transfer occurs. Transfers out of Level 3 represent assets and liabilities that were previously classified as Level 3 for which the inputs became observable for classification in either Level 1 or Level 2.

Dominion Energy Midstream did not have any Level 3 derivative contracts as of June 30, 2017.

Recurring Fair Value Measurements

Fair value measurements are separately disclosed by level within the fair value hierarchy. The following table presents Dominion Energy Midstream's assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions. There were no assets or liabilities measured at fair value at December 31, 2016.

	Level 1	Level 2	Level 3	Total
(millions)
At June 30, 2017
Assets
Interest rate derivative	$—	$0.1	$—	$0.1
Total assets	$—	$0.1	$—	$0.1
Liabilities
Interest rate derivative	$—	$1.0	$—	$1.0
Total liabilities	$—	$1.0	$—	$1.0

Fair Value of Financial Instruments

Substantially all of Dominion Energy Midstream's financial instruments are recorded at fair value, with the exception of the instruments described below, which are reported at historical cost. Estimated fair values have been determined using available market information and valuation methodologies considered appropriate by management. The carrying amount of cash and cash equivalents, restricted cash, customer and other receivables, affiliated receivables, Dominion Energy credit facility borrowings, payables to affiliates and accounts payable are representative of fair value because of the short-term nature of these instruments. For Dominion Energy Midstream's financial instruments that are not recorded at fair value, the carrying amounts and estimated fair values are as follows:

	June 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Long-term debt, including securities due within one year(2)	$730.0	$752.9	$729.9	$744.8
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

Note 8. Derivatives and Hedge Accounting Activities

Dominion Energy Midstream is exposed to the impact of market fluctuations in interest rate risks of its business operations. Dominion Energy Midstream uses derivative instruments to manage exposure to this risk, and has designated all of its derivative instruments as cash flow hedges for accounting purposes. See Note 7 for further information about fair value measurements and associated valuation methods for derivatives.

Derivative assets and liabilities are presented gross on Dominion Energy Midstream's Consolidated Balance Sheets. Dominion Energy Midstream's derivative contracts include over-the-counter transactions. Over-the-counter contracts are bilateral contracts that are transacted directly with a third party. Certain over-the-counter contracts contain contractual rights of setoff through master netting arrangements, derivative clearing agreements, and contract default provisions. In addition, the contracts are subject to conditional rights of setoff through counterparty nonperformance, insolvency, or other conditions.

Balance Sheet Presentation

The tables below present Dominion Energy Midstream's derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting. There were no derivative asset or liability balances at December 31, 2016.

	June 30, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$0.1	$—	$0.1
Total derivatives, subject to a master netting or similar arrangement	$0.1	$—	$0.1

		June 30, 2017
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$0.1	$0.1	$—	$—
Total	$0.1	$0.1	$—	$—

	June 30, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$1.0	$—	$1.0
Total derivatives, subject to a master netting or similar arrangement	$1.0	$—	$1.0

		June 30, 2017
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$1.0	$0.1	$—	$0.9
Total	$1.0	$0.1	$—	$0.9

Volumes

The following table presents the volume of Dominion Energy Midstream’s derivative activity at June 30, 2017. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Interest rate(1)	$—	$300,000,000
(1)	Maturity is determined based on final settlement period.

Ineffectiveness and AOCI

For the three and six months ended June 30, 2017, there were no gains or losses on hedging instruments determined to be ineffective.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion Energy Midstream's Consolidated Balance Sheet at June 30, 2017:

	AOCI	Amounts Expected to be Reclassified to Earnings During the Next 12 Months	Maximum Term
(millions)
Interest rate	$(0.9)	$(1.0)	29 months
Total	$(0.9)	$(1.0)

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

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of Dominion Energy Midstream's derivatives and where they are presented in its Consolidated Balance Sheets. Dominion Energy Midstream did not have any derivatives at December 31, 2016.

	Fair Value – Derivatives under Hedge Accounting	Total Fair Value
(millions)
At June 30, 2017
ASSETS
Noncurrent Assets
Interest rate	$0.1	$0.1
Total noncurrent derivative assets(1)	0.1	0.1
Total derivative assets	$0.1	$0.1
LIABILITIES
Current Liabilities
Interest rate	$1.0	$1.0
Total current derivative liabilities(2)	1.0	1.0
Total derivative liabilities	$1.0	$1.0
(1)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion Energy Midstream's Consolidated Balance Sheets.
(2)	Current derivative liabilities are presented in other current liabilities in Dominion Energy Midstream's Consolidated Balance Sheets.

The following tables present the gains and losses on Dominion Energy Midstream's derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income. Dominion Energy Midstream did not have any derivatives during the three and six months ended June 30, 2016.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified From AOCI to Income
(millions)
Three Months Ended June 30, 2017
Derivative type and location of gains (losses):
Interest rate(2)	$(1.0)	$(0.6)
Total	$(1.0)	$(0.6)
Six Months Ended June 30, 2017
Derivative type and location of gains (losses):
Interest rate(2)	$(1.5)	$(0.6)
Total	$(1.5)	$(0.6)
(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy Midstream's Consolidated Statements of Income.
(2)	Amounts recorded in Dominion Energy Midstream's Consolidated Statements of Income are classified in interest and related charges.

Note 9. Equity Method Investments

Dominion Energy Midstream uses the equity method to account for its 25.93% noncontrolling partnership interest in Iroquois and its 50% noncontrolling partnership interest in White River Hub. See further discussion of Iroquois and White River Hub in Note 8 to the Consolidated Financial Statements in Dominion Energy Midstream’s Annual Report on Form 10-K for the year ended December 31, 2016.

The table below summarizes distributions received and income earned from Dominion Energy Midstream's equity method investees for the three and six months ended June 30, 2017 and 2016.

(in millions)	Iroquois	White River Hub	Iroquois	White River Hub
Period Ended June 30, 2017	Three Months		Six Months
Distributions received	$5.9	$1.1	$11.7	$2.3
Income from equity method investees	4.3	0.9	11.4	1.8
Period Ended June 30, 2016
Distributions received	$5.9		$11.7
Income from equity method investees	3.7		10.1

The table below summarizes the carrying amount of the investments and excess of investment over Dominion Energy Midstream's share of underlying equity in net assets at June 30, 2017 and December 31, 2016.

(in millions)	Iroquois		White River Hub
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Carrying amount of investment	$218.4	$218.7	$38.6	$39.1
Excess of investment over Dominion Energy Midstream's share of underlying equity in net assets(1)	122.9	122.9	16.1	16.1
(1)

The difference between the carrying value of Dominion Energy Midstream's equity method investments and its share in the underlying equity in net assets reflects equity method goodwill and is not being amortized.

Summarized financial information provided to us by Iroquois for 100% of Iroquois for the three and six months ended June 30, 2017 and 2016 is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Revenues	$44.7	$46.7	$98.0	$99.7
Operating income	23.9	22.4	55.8	51.2
Net income	19.8	18.1	46.3	42.7

Summarized financial information provided to us by White River Hub for 100% of White River Hub for the three and six months ended June 30, 2017 is presented below.

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2017	June 30, 2017
Revenues	$2.5	$5.1
Operating income	1.8	3.6
Net income	1.8	3.6

Note 10. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	June 30, 2017	December 31, 2016
(millions)
Regulatory assets:
Unrecovered gas costs(1)	$3.6	$3.3
Interest rate hedges(2)	0.6	0.6
Other	0.6	1.2
Regulatory assets-current(3)	4.8	5.1
Income taxes recoverable through future rates(4)	4.4	3.6
Interest rate hedges(2)	33.7	34.0
Cost of reacquired debt(5)	1.3	1.5
Other	1.5	1.1
Regulatory assets-noncurrent(6)	40.9	40.2
Total regulatory assets	$45.7	$45.3
Regulatory liabilities:
Overrecovered gas costs(1)	$0.4	$0.4
LNG cargo obligations(7)	2.5	3.2
Customer bankruptcy settlement(8)	2.8	2.8
Other	1.5	1.1
Regulatory liabilities-current(9)	7.2	7.5
Provision for future cost of removal and AROs(10)	102.4	100.0
Unrecognized other postretirement benefit costs(11)	12.4	11.1
Customer bankruptcy settlement(8)	16.2	17.6
Other	0.8	0.4
Regulatory liabilities-noncurrent	131.8	129.1
Total regulatory liabilities	$139.0	$136.6

(1)	Reflects unrecovered/overrecovered gas costs, which are subject to annual filings with FERC.
(2)

Reflects interest rate cash flow hedges recoverable from customers. Dominion Energy Questar Pipeline entered into forward starting swaps totaling $150.0 million in the second and third quarters of 2011 in anticipation of issuing $180.0 million of notes in December 2011. Settlement of these swaps required payments of $37.3 million in the fourth quarter of 2011 because of declines in interest rates. These swaps qualified as cash flow hedges and the settlement payments are being amortized to interest expense over the 30-year life of the debt.

(3)	Current regulatory assets are presented in other current assets in Dominion Energy Midstream’s Consolidated Balance Sheets.
(4)

Amounts to be recovered through future rates to pay income taxes that become payable by unitholders when rate revenue is provided to recover AFUDC equity when such amounts are recovered through book depreciation.

(5)

Represents charges incurred on the reacquisition of debt by Dominion Energy Questar Pipeline that are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 3.5 years at June 30, 2017.

(6)	Noncurrent regulatory assets are presented in other deferred charges and other assets in Dominion Energy Midstream’s Consolidated Balance Sheets.
(7)

Reflects obligations to the Import Shippers for LNG cargo received.  See Note 12 to the Consolidated Financial Statements in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2016 for further information.

(8)	Represents the balance of proceeds from the monetization of a bankruptcy claim acquired as part of the DECG Acquisition, which is being amortized into operating revenue through February 2024.
(9)	Current regulatory liabilities are presented in other current liabilities in Dominion Energy Midstream’s Consolidated Balance Sheets.
(10)	Rates charged to customers include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(11)	Reflects a regulatory liability for the collection of postretirement benefit costs allowed in rates in excess of expenses incurred at Dominion Energy Questar Pipeline.

At June 30, 2017, approximately $40.8 million of regulatory assets represented past expenditures on which Dominion Energy Midstream does not currently earn a return. With the exception of regulatory assets related to interest rate hedges and reacquired debt, these expenditures are expected to be recovered within two years.

Note 11. Regulatory Matters

FERC regulates the transportation and sale for resale of natural gas in interstate commerce under the NGA and the Natural Gas Policy Act of 1978, as amended. Under the NGA, FERC has authority over rates, terms and conditions of services performed by Cove Point, DECG and Dominion Energy Questar Pipeline. FERC also has jurisdiction over siting, construction and operation of natural gas import and export facilities and interstate natural gas pipeline facilities.

Other than the matter discussed below, there have been no significant developments regarding the pending regulatory matters disclosed in Note 12 to the Consolidated Financial Statements in Dominion Energy Midstream’s Annual Report on Form 10-K for the year ended December 31, 2016.

In July 2017, Cove Point submitted an application for a temporary operating permit to the Maryland Department of the Environment, as required prior to the date of first production of LNG for commercial purposes of exporting LNG. This case is pending.

Note 12. Variable Interest Entities

There have been no significant changes regarding the entities Dominion Energy Midstream considers VIEs as described in Note 14 to the Consolidated Financial Statements in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2016.

Dominion Energy Midstream reimburses its general partner and affiliates for the costs of providing administrative, management and other services necessary for its operations. For the three and six months ended June 30, 2017, these costs were $0.5 million and $0.9 million, respectively. For the three and six months ended June 30, 2016, these costs were $0.3 million and $0.6 million, respectively.

In addition to the services purchased by our general partner, Dominion Energy Midstream purchased shared services from DES, DECGS and DEQPS of approximately $6.7 million, $3.7 million and $10.8 million for the three months ended June 30, 2017, respectively, and $13.6 million, $6.9 million and $17.7 million for the six months ended June 30, 2017, respectively. Dominion Energy Midstream purchased shared services from DES and DECGS of approximately $5.8 million and $3.9 million for the three months ended June 30, 2016, respectively, and $12.5 million and $8.9 million for the six months ended June 30, 2016, respectively. The Consolidated Balance Sheets at June 30, 2017 and December 31, 2016 include amounts due from Dominion Energy Midstream to DES, DECGS and DEQPS of approximately $5.4 million and $6.3 million, respectively. The Consolidated Balance Sheet at June 30, 2017 includes amounts due to Dominion Energy Midstream from DES and DEQPS of $0.7 million. There were no such amounts due to Dominion Energy Midstream at December 31, 2016.

Note 13. Commitments and Contingencies

As a result of issues generated in the ordinary course of business, Dominion Energy Midstream is involved in legal proceedings before various courts and is periodically subject to governmental examinations (including by FERC), inquiries and investigations. Certain legal proceedings and governmental examinations involve demands for unspecified amounts of damages, are in an initial procedural phase, involve uncertainty as to the outcome of pending appeals or motions, or involve significant factual issues that need to be resolved, such that it is not possible for Dominion Energy Midstream to estimate a range of possible loss. For such matters that Dominion Energy Midstream cannot estimate, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the litigation or investigative processes such that Dominion Energy Midstream is able to estimate a range of possible loss. For legal proceedings and governmental examinations for which Dominion Energy Midstream is able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. Estimated ranges of loss are inclusive of legal fees and net of any anticipated insurance recoveries. Any estimated range is based on currently available information and involves elements of judgment and significant uncertainties. Any accrued liability is recorded on a gross basis with a receivable also recorded for any probable insurance recoveries. Any estimated range of possible loss may not represent Dominion Energy Midstream’s maximum possible loss exposure. The circumstances of such legal proceedings and governmental examinations will change from time to time and actual results may vary significantly from the current estimate. Management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on Dominion Energy Midstream’s financial position, liquidity or results of operations.

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

Surety Bonds

At June 30, 2017, Dominion Energy Midstream had purchased $12.4 million of surety bonds, including $9.8 million held by Cove Point. Under the terms of surety bonds, Dominion Energy Midstream is obligated to indemnify the respective surety bond company for any amounts paid.

Note 14. Credit Risk

Credit risk is the risk of financial loss if counterparties fail to perform their contractual obligations. In order to minimize overall credit risk, credit policies are maintained, including the evaluation of counterparty financial condition. In addition, counterparties may make available collateral, including letters of credit, payment guarantees or cash deposits.

Dominion Energy Midstream provides service to approximately 140 customers, including the Storage Customers, marketers or end users, power generators, utilities and the Import Shippers. The two largest customers comprised approximately 29% of the total transportation and storage revenues for the three months ended June 30, 2017, with Dominion Energy Midstream’s largest customer, an affiliate, representing approximately 16% of such amount during the period. The three largest customers comprised approximately 41% of the total transportation and storage revenues for the six months ended June 30, 2017, with Dominion Energy Midstream's largest customer, an affiliate, representing approximately 17% of such amount during the period. The two largest customers comprised approximately 69% and 71% of the total transportation and storage revenues for the three and six months ended June 30, 2016, respectively, with Dominion Energy Midstream's largest customer representing approximately 54% and 55% of such amounts in each period, respectively.

Dominion Energy Midstream maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends and other information.  At June 30, 2017 and December 31, 2016, the provision for credit losses was less than $0.1 million. Management believes, based on credit policies and the June 30, 2017 provision for credit losses, that it is unlikely that a material adverse effect on financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

Note 15. Related-Party Transactions

Dominion Energy Midstream engages in related-party transactions primarily with other Dominion Energy subsidiaries (affiliates), including our general partner. Dominion Energy Midstream's receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. Cove Point participates in certain Dominion Energy benefit plans as described in Note 16 to the Consolidated Financial Statements in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2016. In Dominion Energy Midstream's Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, amounts due to Dominion Energy associated with these benefit plans included in other deferred credits and other liabilities were $7.2 million and $6.2 million, respectively, and amounts due from Dominion Energy at June 30, 2017 and December 31, 2016 included in other deferred charges and other assets were $1.6 million and $0.9 million, respectively. In connection with the DECG Acquisition, for the six months ended June 30, 2016 total transition costs of $1.3 million were expensed as incurred to operations and maintenance expense in the Consolidated Statements of Income. These costs were paid by Dominion Energy, and Dominion Energy Midstream subsequently reimbursed Dominion Energy. There were no such costs incurred during the three months ended June 30, 2016. Transactions related to the Dominion Energy Questar Pipeline Acquisition are described in Note 2.  A discussion of the remaining significant related party transactions follows.

Transactions with Affiliates

DES provides accounting, legal, finance and certain administrative and technical services to Dominion Energy Midstream, and DECGS and DEQPS provide human resources and operations services to Dominion Energy Midstream. Refer to Note 12 for further information.

For the three and six months ended June 30, 2016, DECG reimbursed Dominion Energy a total of $0.6 million for costs incurred related to Dominion Energy's transition services agreement with SCANA to provide administrative functions related to DECG. No such costs were incurred for the three and six months ended June 30, 2017.

Dominion Energy Midstream provides transportation and other services to affiliates and affiliates provide goods and services to Dominion Energy Midstream.

Affiliated transactions are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(millions)
Sales of natural gas transportation services to affiliates	$19.0	$0.4	$41.6	$0.9
Services provided to affiliates	0.3	—	0.9	—
Purchased gas from affiliates	1.3	—	3.8	0.1
Goods and services provided by affiliates to Dominion Energy Midstream(1)	26.3	11.5	48.8	24.8
(1)

Includes $9.4 million and $16.3 million of capitalized expenditures for the three and six months ended June 30, 2017, respectively and $4.5 million and $8.4 million for the three and six months ended June 30, 2016, respectively.

Dominion Energy Credit Facility

In connection with the Offering, Dominion Energy Midstream entered into a credit facility with Dominion Energy with a borrowing capacity of $300.0 million. A summary of certain key terms of the credit facility with Dominion Energy is included in Note 20 to the Consolidated Financial Statements in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2016. At June 30, 2017 and December 31, 2016, $63.0 million and $63.2 million was outstanding against the credit facility, respectively. Outstanding borrowings are presented within current liabilities as such amounts could become payable on demand after a 90-day termination notice provided by either party.  No such notice has been provided through the date of this filing. Interest charges related to Dominion Energy Midstream's borrowings against the facility were $0.4 million and $0.8 million for the three and six months ended June 30, 2017, respectively, and $0.1 million for the three and six months ended June 30, 2016.

Affiliated Long-Term Debt

As a condition to closing under the Dominion Energy Questar Pipeline Contribution Agreement, in December 2016 Dominion Energy Midstream repaid a two-year, $300.8 million senior unsecured promissory note payable to Dominion Energy, which was issued in connection with the DECG Acquisition. Interest charges related to Dominion Energy Midstream's borrowing from Dominion Energy were $0.4 million and $0.9 million for the three and six months ended June 30, 2016, respectively.

Natural Gas Imbalances

Dominion Energy Midstream maintains natural gas imbalances with affiliates. The imbalances with affiliates are provided below:

	June 30, 2017	December 31, 2016
(millions)
Imbalances payable to affiliates(1)	$1.2	$0.1
Imbalances receivable from affiliates(2)	1.0	6.3
(1)	Recorded in other current liabilities in the Consolidated Balance Sheets.
(2)	Recorded in other current assets in the Consolidated Balance Sheets.

Right of First Offer

In connection with the Offering, Dominion Energy Midstream entered into a right of first offer agreement with Dominion Energy as described in Note 20 to the Consolidated Financial Statements in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2016.  There have been no changes to this agreement.

Contributions from Dominion Energy

For the three and six months ended June 30, 2017, Dominion Energy contributed $134.4 million and $463.6 million, respectively, to Cove Point. For the three and six months ended June 30, 2016, Dominion Energy contributed $293.7 million and $538.6 million, respectively, to Cove Point. In July 2017, Dominion Energy contributed an additional $40.4 million to Cove Point. These contributions from Dominion Energy to Cove Point represent funding for capital expenditures primarily related to the Liquefaction Project.

For the three and six months ended June 30, 2017, Dominion Energy allocated costs of $4.0 million and $4.2 million, respectively, to Dominion Energy Midstream related to the Dominion Energy Questar Pipeline Acquisition for which Dominion Energy did not seek reimbursement. For the three months ended June 30, 2016, Dominion Energy allocated costs of $0.1 million to Dominion Energy Midstream related to the Dominion Energy Questar Pipeline Acquisition for which Dominion Energy did not seek reimbursement.

Note 16. Income Taxes

Dominion Energy Midstream is organized as an MLP, a pass-through entity for U.S. federal and state income tax purposes.  Each unitholder is responsible for taking into account the unitholder’s respective share of Dominion Energy Midstream’s items of taxable income, gain, loss and deduction in the preparation of income tax returns. Accordingly, Dominion Energy Midstream's Consolidated Financial Statements do not include income taxes for the periods presented.

See Note 21 to the Consolidated Financial Statements in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2016 for additional information.

Note 17. Operating Segment

Dominion Energy Midstream is organized primarily on the basis of products and services sold in the U.S. Dominion Energy Midstream’s operating segment, Gas Infrastructure (previously named Dominion Energy), consists of gas transportation, LNG import and storage.

Dominion Energy Midstream also reports a Corporate and Other segment. The Corporate and Other segment primarily includes items attributable to Dominion Energy Midstream's operating segment that are not included in profit measures evaluated by executive management in assessing the segment's performance or in allocating resources.

The following table presents segment information pertaining to Dominion Energy Midstream's operations:

	Gas Infrastructure	Corporate and Other	Total
(millions)
Three Months Ended June 30, 2017
Operating revenue	$115.7	$—	$115.7
Earnings from equity method investees	5.2	—	5.2
Net income (loss) including noncontrolling interest and predecessors	35.6	(4.0)	31.6
Net income (loss) attributable to partners	46.0	(4.0)	42.0
Three Months Ended June 30, 2016
Operating revenue	$85.6	$—	$85.6
Earnings from equity method investees	3.7	—	3.7
Net income (loss) including noncontrolling interest and predecessors	53.2	(0.1)	53.1
Net income (loss) attributable to partners	22.6	(0.1)	22.5
Six Months Ended June 30, 2017
Operating revenue	$245.9	$—	$245.9
Earnings from equity method investees	13.2	—	13.2
Net income (loss) including noncontrolling interest and predecessors	90.1	(4.2)	85.9
Net income (loss) attributable to partners	98.4	(4.2)	94.2
Six Months Ended June 30, 2016
Operating revenue	$168.6	$—	$168.6
Earnings from equity method investees	10.1	—	10.1
Net income (loss) including noncontrolling interest and predecessors	105.0	(0.1)	104.9
Net income (loss) attributable to partners	45.7	(0.1)	45.6

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

•	The cost of environmental compliance, including those costs related to climate change;
•	Changes in implementation and enforcement practices of regulators relating to environmental and safety standards and litigation exposure for remedial activities;
•	Difficulty in anticipating mitigation requirements associated with environmental and other regulatory approvals or related appeals;
•	Fluctuations in energy-related commodity prices and the effect these could have on our earnings, liquidity position and the underlying value of our assets;
•	Counterparty credit and performance risk;
•	Employee workforce factors;
•	Risks of operating businesses in regulated industries that are subject to changing regulatory structures;

•	The ability to negotiate, obtain necessary approvals and consummate acquisitions from Dominion Energy and third parties and the impacts of such acquisitions;
•	Receipt of approvals for, and timing of, closing dates for acquisitions;
•	The timing and execution of our growth strategy;
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
•

The timing and receipt of regulatory approvals, including possible delays due to the lack of a quorum at FERC, necessary for planned construction or any future expansion projects, including the overall development of the Liquefaction Project, and compliance with conditions associated with such regulatory approvals;

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

•	Capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;
•	Fluctuations in interest rates and increases in our level of indebtedness;
•	Changes in availability and cost of capital;
•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies; and
•	Conflicts of interest with Dominion Energy and its affiliates.

Additionally, other risks that could cause actual results to differ from predicted results are described in Item 1A. Risk Factors in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2016.

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

How We Evaluate Our Operations

Dominion Energy Midstream management uses a variety of financial metrics to analyze our performance.  These metrics are significant factors in assessing our operating results and include: (1) EBITDA; (2) Adjusted EBITDA; and (3) distributable cash flow.

EBITDA, Adjusted EBITDA and Distributable Cash Flow

EBITDA represents net income including noncontrolling interest and predecessors before interest and related charges, income tax and depreciation and amortization. Adjusted EBITDA represents EBITDA after adjustment for the EBITDA attributable to predecessors and a noncontrolling interest in Cove Point held by Dominion Energy subsequent to the Offering, less income from equity method investees, plus distributions from equity method investees. Subsequent to the Dominion Energy Questar Pipeline Acquisition, we define distributable cash flow as Adjusted EBITDA less distributions to preferred unitholders, maintenance capital expenditures and interest expense and adjusted for known timing differences between cash and income.

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

Factors Impacting Comparability of Our Financial Results

As of June 30, 2017, there have been no significant changes with regard to the factors impacting comparability of our financial results as disclosed in MD&A in Dominion Energy Midstream’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. The factors disclosed included the Dominion Energy Questar Pipeline Acquisition, Iroquois rate settlement, import contracts, the Liquefaction Project and income taxes.

Accounting Matters

Critical Accounting Policies and Estimates

As of June 30, 2017, there have been no significant changes to the critical accounting policies and estimates disclosed in MD&A in Dominion Energy Midstream’s Annual Report on Form 10-K for the year ended December 31, 2016. The policies previously disclosed included the accounting for regulated operations, use of estimates in goodwill impairment testing and use of estimates in long-lived asset impairment testing.

Results of Operations

Presented below are selected amounts related to Dominion Energy Midstream's results of operations:

	Second Quarter			Year-to-Date
	2017	2016	$ Change	2017	2016	$ Change
(millions)
Operating revenue	$115.7	$85.6	$30.1	$245.9	$168.6	$77.3
Purchased gas	9.8	4.0	5.8	22.0	4.9	17.1
Net revenue	105.9	81.6	24.3	223.9	163.7	60.2
Other operations and maintenance	38.1	16.1	22.0	69.2	36.1	33.1
Depreciation and amortization	25.4	10.2	15.2	50.3	20.2	30.1
Other taxes	9.2	6.8	2.4	18.5	14.1	4.4
Earnings from equity method investees	5.2	3.7	1.5	13.2	10.1	3.1
Other income	1.3	0.9	0.4	2.6	1.4	1.2
Interest and related charges (benefit)	8.1	—	8.1	15.8	(0.1)	15.9
Net income including noncontrolling interest and predecessors	$31.6	$53.1	$(21.5)	$85.9	$104.9	$(19.0)
Less: Net income (loss) attributable to noncontrolling interest	(10.4)	30.6		(8.3)	59.3
Net income attributable to partners	$42.0	$22.5		$94.2	$45.6
EBITDA	$65.1	$63.3		$152.0	$125.0
Adjusted EBITDA	$68.6	$27.2		$144.0	$52.1
Distributable cash flow	$40.7	$23.8		$84.8	$44.1

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measure for the three and six months ended June 30, 2017 and 2016.

	Second Quarter		Year-to-Date
	2017	2016	2017	2016
(millions)
Adjustments to reconcile net income including noncontrolling interest and predecessors to EBITDA and Adjusted EBITDA:
Net income including noncontrolling interest and predecessors	$31.6	$53.1	$85.9	$104.9
Add:
Depreciation and amortization	25.4	10.2	50.3	20.2
Interest and related charges (benefit)	8.1	—	15.8	(0.1)
EBITDA	$65.1	$63.3	$152.0	$125.0
Distributions from equity method investees	7.0	5.9	14.0	11.7
Less:
Earnings from equity method investees	5.2	3.7	13.2	10.1
EBITDA attributable to noncontrolling interest	(1.7)	38.3	8.8	74.5
Adjusted EBITDA	$68.6	$27.2	$144.0	$52.1

The following table presents a reconciliation of distributable cash flow to the most directly comparable GAAP financial measure for the three and six months ended June 30, 2017 and 2016.

	Second Quarter		Year-to-Date
	2017	2016	2017	2016
(millions)
Adjustments to reconcile net cash provided by operating activities to distributable cash flow:
Net cash provided by operating activities	$64.7	$61.9	$175.0	$130.4
Less:
Cash attributable to noncontrolling interest(1)	1.8	38.8	20.6	79.5
Other changes in working capital and noncash adjustments	5.5	4.1	(10.9)	1.2
Equity method investee distributions included in investing activities	0.2	—	0.5	—
Adjusted EBITDA	68.6	27.2	144.0	52.1
Adjustments to cash:
Less: Distributions to preferred unitholders(2)	(9.5)	—	(19.0)	—
Plus (less): Deferred revenue(3)	(0.2)	—	(0.3)	2.0
Less: Amortization of regulatory liability(4)	(0.7)	(0.7)	(1.4)	(1.4)
Less: Maintenance capital expenditures(5)	(12.7)	(2.3)	(25.9)	(7.8)
Plus: Acquisition costs funded by Dominion Energy	4.0	0.1	4.2	0.1
Less: Interest expense and AFUDC equity	(8.8)	(0.5)	(16.9)	(1.0)
Plus: Non-cash director compensation	—	—	0.1	0.1
Distributable cash flow	$40.7	$23.8	$84.8	$44.1
(1)

The Preferred Equity Interest is a perpetual, non-convertible preferred equity interest entitled to the Preferred Return Distributions.  Any excess in cash available over the $50.0 million is attributable to the noncontrolling interest held by Dominion Energy but not available for distribution until the distribution reserve has been fully funded. The $25.0 million distribution reserve was fully funded in the fourth quarter of 2016.

(2)	Represents distributions to which holders of the Series A Preferred Units are entitled.
(3)	Adjustment to reflect the difference between cash received and revenue recognized related to facilities payments that are deferred and recognized over the related customer contract periods.
(4)	Represents the monetization of a bankruptcy claim being amortized into income through February 2024.
(5)

Amounts include accruals. For the three and six months ended June 30, 2017, amount excludes $10.0 million and $14.2 million, respectively, of Dominion Energy funded maintenance capital expenditures related to the Cove Point LNG Facility and Cove Point Pipeline. For the three and six months ended June 30, 2016, amount excludes $3.9 million and $5.4 million, respectively, of Dominion Energy funded maintenance capital expenditures related to the Cove Point LNG Facility and Cove Point Pipeline. Dominion Energy has indicated that it intends to continue providing the funding necessary for such expenditures, but it is under no obligation to do so.

Analysis of Consolidated Operations

Overview

Net revenue reflects operating revenue less purchased gas expense. Purchased gas expense includes the value of natural gas retained for use in routine operations and the cost of LNG cooling cargo purchases. Increases or decreases in purchased gas expenses related to LNG cooling cargo are offset by corresponding increases or decreases in operating revenues and are thus financially neutral to Dominion Energy Midstream. LNG cooling cargo purchases are required for Cove Point to maintain the cryogenic readiness of the Cove Point LNG Facility. Each year, one or two LNG cooling cargos are procured and billed to the Import Shippers pursuant to certain provisions in Cove Point's FERC Gas Tariff.

An analysis of Dominion Energy Midstream's results of operations follows:

Second Quarter 2017 vs. 2016

Net revenue increased 30%, primarily due to the Dominion Energy Questar Pipeline Acquisition ($56.7 million), the St. Charles Transportation Project ($1.2 million), which was placed into service in June 2016, the Columbia to Eastover Project ($1.0 million), which was placed into service in November 2016, and the Keys Energy Project, which was placed into service in March 2017 ($1.7 million). These increases were partially offset by a decrease from import contracts in 2017 ($37.1 million). Cove Point did not receive any LNG cooling cargos in either period.

Other operations and maintenance increased $22.0 million, primarily due to the Dominion Energy Questar Pipeline Acquisition ($12.6 million), an increase in acquisition-related costs as compared to 2016 ($4.0 million) and increases in labor and outside service costs associated with Cove Point's operations affected by the Liquefaction Project ($4.3 million).

Depreciation and amortization increased $15.2 million, primarily due to the Dominion Energy Questar Pipeline Acquisition ($13.6 million), revised depreciation rates at Cove Point ($1.0 million) and depreciation related to growth projects placed into service ($0.5 million).

Other taxes increased 35%, primarily due to the Dominion Energy Questar Pipeline Acquisition ($1.7 million) and an increase in the property tax assessment of Cove Point ($0.5 million).

Earnings from equity method investees increased 41%, primarily due to the Dominion Energy Questar Pipeline Acquisition ($0.9 million) and an increase from Iroquois ($0.6 million).

Interest and related charges (benefit) increased $8.1 million, primarily due to debt acquired in the Dominion Energy Questar Pipeline Acquisition ($6.2 million) and an increase in interest rates on outstanding long-term debt in the second quarter of 2017 as compared to the second quarter of 2016 ($2.1 million).

Year-To-Date 2017 vs. 2016

Net revenue increased 37%, primarily due to the Dominion Energy Questar Pipeline Acquisition ($115.2 million), the St. Charles Transportation Project ($2.3 million), which was placed into service in June 2016, the Columbia to Eastover Project ($2.0 million), which was placed into service in November 2016, and the Keys Energy Project, which was placed into service in March 2017 ($2.3 million). These increases were partially offset by a decrease from import contracts in 2017 ($62.9 million). Cove Point did not receive any LNG cooling cargos in either period.

Other operations and maintenance increased $33.1 million, primarily due to the Dominion Energy Questar Pipeline Acquisition ($24.7 million), increases in labor and outside service costs associated with Cove Point's operations affected by the Liquefaction Project ($6.4 million) and an increase in acquisition-related costs as compared to 2016 ($2.9 million), partially offset by the absence of organizational design initiative costs recorded during the first quarter of 2016 ($3.5 million).

Depreciation and amortization increased $30.1 million, primarily due to the Dominion Energy Questar Pipeline Acquisition ($27.1 million), revised depreciation rates at Cove Point ($2.0 million) and depreciation related to growth projects placed into service ($0.9 million).

Other taxes increased 31%, primarily due to the Dominion Energy Questar Pipeline Acquisition ($3.6 million) and an increase in the property tax assessment of Cove Point ($0.5 million).

Earnings from equity method investees increased 31%, primarily due to the Dominion Energy Questar Pipeline Acquisition ($1.8 million) and an increase from Iroquois ($1.3 million).

Other income increased 86%, primarily due to an increase in AFUDC associated with rate-regulated projects ($0.6 million) and the Dominion Energy Questar Pipeline Acquisition ($0.2 million).

Interest and related charges (benefit) increased $15.9 million, primarily due to debt acquired in the Dominion Energy Questar Pipeline Acquisition ($12.4 million) and an increase in interest rates on outstanding long-term debt in 2017 as compared to 2016 ($3.3 million).

Segment Results of Operations

Presented below is a summary of contributions by Dominion Energy Midstream's operating segment, Gas Infrastructure (previously named Dominion Energy), to net income including noncontrolling interest and predecessors:

	Second Quarter			Year-to-Date
	2017	2016	$ Change	2017	2016	$ Change
(millions)
Gas Infrastructure	$35.6	$53.2	$(17.6)	$90.1	$105.0	$(14.9)
Corporate and Other	(4.0)	(0.1)	(3.9)	(4.2)	(0.1)	(4.1)
Consolidated	$31.6	$53.1	$(21.5)	$85.9	$104.9	$(19.0)

Gas Infrastructure

The following table summarizes the key factors impacting Gas Infrastructure’s contribution to net income including noncontrolling interest and predecessors.

	Second Quarter 2017 vs. 2016 Increase/(Decrease)	Year-to-Date 2017 vs. 2016 Increase/(Decrease)
(millions)
Dominion Energy Questar Pipeline Acquisition	$23.7	$49.4
Import contracts	(37.1)	(62.9)
Growth projects placed into service	3.4	5.7
Labor and outside service costs associated with the Liquefaction Project	(4.3)	(6.4)
Interest rate on long-term debt	(2.1)	(3.3)
2016 organizational design initiative costs	—	3.5
Revised depreciation rates at Cove Point	(1.0)	(2.0)
Other	(0.2)	1.1
Change in net income contribution	$(17.6)	$(14.9)

Corporate and Other

Corporate and Other includes items attributable to Dominion Energy Midstream's operating segment that are not included in profit measures evaluated by executive management in assessing segment performance or in allocating resources among the segments. Corporate and Other expenses were $4.0 million and $4.2 million for the three and six months ended June 30, 2017, respectively, consisting of certain transition costs associated with the Dominion Energy Questar Pipeline Acquisition. Corporate and Other expenses were $0.1 million for the three and six months ended June 30, 2016, consisting of certain acquisition costs associated with the Dominion Energy Questar Pipeline Acquisition.

Liquidity and Capital Resources

Overview

Dominion Energy Midstream's ongoing principal sources of liquidity may include distributions received from Cove Point from our Preferred Equity Interest, cash generated from operations of DECG and Dominion Energy Questar Pipeline, distributions received from our noncontrolling partnership interests in Iroquois and White River Hub, borrowings under our credit facility with Dominion Energy and issuances of debt and equity securities. We believe that cash from these sources will be sufficient to pay distributions on our common, subordinated and preferred units while continuing to meet our short-term working capital requirements and our long-term capital expenditure requirements. We expect to have sufficient distributable cash flow to pay the minimum quarterly distribution of $0.1750 per common unit and subordinated unit, which equates to $17.4 million per quarter, or $69.4 million per year in the aggregate, based on the number of common units and subordinated units outstanding at June 30, 2017. We do not have a legal or contractual obligation to pay distributions quarterly or on any other basis or at the minimum quarterly distribution rate or at any other rate on our common and subordinated units, and there is no guarantee that we will pay distributions to such unitholders in any quarter.

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

Outstanding Indebtedness

In connection with the Offering, Dominion Energy Midstream entered into a $300.0 million credit facility with Dominion Energy, allowing it to competitively pursue acquisitions and future organic growth opportunities or to otherwise meet its financial needs. At June 30, 2017 and December 31, 2016, $63.0 million and $63.2 million was outstanding against the credit facility, respectively.

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

For the six months ended June 30, 2017, Dominion Energy Midstream paid total capital expenditures of $536.2 million, which included $40.1 million of maintenance capital expenditures.

Our significant capital projects, all of which are expansion projects, are described further below:

•

Total costs of developing the Liquefaction Project are estimated to be approximately $4.0 billion, excluding financing costs. Through June 30, 2017, Cove Point incurred approximately $3.7 billion of development and construction costs associated with the Liquefaction Project. The Liquefaction Project is expected to be placed into service in late 2017.

•

Total costs of the Eastern Market Access Project are estimated to be approximately $150 million. Through June 30, 2017, approximately $17 million of costs had been incurred. Construction on the project is expected to begin in the fourth quarter of 2017, and the project facilities are expected to be placed into service in late 2018.

•

Total costs of the Charleston Project are estimated to be approximately $120 million. Through June 30, 2017, approximately $53 million of costs had been incurred, all of which Dominion Energy Midstream incurred subsequent to the DECG Acquisition. In February 2017, DECG received FERC authorization to construct and operate the project facilities, which are expected to be placed into service in the fourth quarter of 2017.

•

In September 2016, DECG entered into a facilities agreement with SCE&G to commit up to $9.0 million to improve certain measuring and regulation stations over the next seven years in exchange for a 20-year firm transportation commitment of 12,000 Dth/day. We currently expect to improve three to four stations per year over the next seven years, however, DECG is obligated to fund these station improvements only after they are mutually identified and agreed to with SCE&G. Total project costs were less than $1 million through June 30, 2017.

•

In March 2017, Dominion Energy Questar Pipeline committed to upgrade certain facilities and increase capacity, including the Hyrum Project, and entered into agreements to provide firm transportation service to Questar Gas Company, an affiliate. Total costs of these projects are expected to be approximately $10 million through 2027. Through June 30, 2017, less than $1 million of costs had been incurred related to these projects.

In addition to the expansion projects described above, Cove Point will incur maintenance capital expenditures to acquire spare parts for critical components of its Liquefaction Project. Over the next twelve months, these costs are expected to be approximately $15 million.

Dominion Energy has indicated that it intends to provide the funding necessary for the remaining construction costs and other capital expenditures of Cove Point, including the Liquefaction Project and Eastern Market Access Project, but it is under no contractual obligation to do so and has not secured all of the funding necessary to cover these costs, as it intends to finance these costs as they are incurred using its consolidated operating cash flows in addition to proceeds from capital markets transactions. However, Dominion Energy has entered into guarantee arrangements on behalf of Cove Point to facilitate the Liquefaction Project, including guarantees supporting the terminal services and transportation agreements as well as the engineering, procurement and construction contract for the Liquefaction Project. Two of the guarantees have no stated limit, one guarantee has a $150 million limit and one guarantee has a $1.75 billion aggregate limit with an annual draw limit of $175 million. In the event that Dominion Energy does not satisfy its obligations under these guarantee arrangements or otherwise does not agree to provide the funding necessary for the remaining development costs and other capital expenditures of Cove Point, or is unable to obtain such funding in the amounts required or on terms acceptable to Dominion Energy, Cove Point would require substantial external debt or equity financing to complete the construction of the Liquefaction Project and Eastern Market Access Project.

Distributions

Distributions are declared and paid subsequent to quarter end.  The table below summarizes the quarterly cash distributions on common and subordinated units.

Quarterly Period Ended	Total Quarterly Distribution (per unit)	Total Cash Distribution (in millions)	Date of Declaration	Date of Record	Date of Distribution
December 31, 2015	$0.2135	$16.8	January 21, 2016	February 5, 2016	February 15, 2016
March 31, 2016	0.2245	17.8	April 19, 2016	May 3, 2016	May 13, 2016
December 31, 2016	0.2605	27.5	January 25, 2017	February 6, 2017	February 15, 2017
March 31, 2017	0.2740	30.1	April 21, 2017	May 5, 2017	May 15, 2017
June 30, 2017	0.2880	32.9	July 21, 2017	August 4, 2017	August 15, 2017

Record holders of the Series A Preferred Units are entitled to receive cumulative quarterly distributions, payable in cash, payable in kind or a combination thereof at the option of our general partner, equal to $0.3134 per Series A Preferred Unit in respect of each quarter ending before December 1, 2018. The table below summarizes the quarterly distributions on the Series A Preferred Units.

Quarterly Period Ended	Total Distribution (in millions)		Amount Payable in Cash (in millions)	Amount Payable in Kind (in millions)
December 31, 2016	$3.2	(1)	$3.2	$—
March 31, 2017	9.5		9.5	—
June 30, 2017	9.5		9.5	—
(1)

For the period subsequent to the issuance of the Series A Preferred Units through December 31, 2016, the initial quarterly cash distribution was calculated as the minimum quarterly distribution of $0.3134 per unit prorated for the portion of the quarter subsequent to the issuance of the Series A Preferred Units.

Cash Flows

A summary of cash flows is presented below:

	Six Months Ended June 30,
	2017	2016
(millions)
Cash and cash equivalents at beginning of year	$39.6	$35.0
Cash flows provided by (used in):
Operating activities	175.0	130.4
Investing activities	(537.1)	(654.2)
Financing activities	393.0	513.0
Net increase (decrease) in cash and cash equivalents	30.9	(10.8)
Cash and cash equivalents at June 30	$70.5	$24.2

Operating Cash Flows

In the first six months of 2017, net cash provided by Dominion Energy Midstream's operating activities increased $44.6 million, primarily due to the Dominion Energy Questar Pipeline Acquisition, partially offset by lower revenues from Cove Point import contracts in 2017.

Investing Cash Flows

In the first six months of 2017, net cash used in Dominion Energy Midstream's investing activities decreased $117.1 million, primarily due to lower expenditures for the Liquefaction Project.

Financing Cash Flows and Liquidity

In the first six months of 2017, net cash provided by Dominion Energy Midstream's financing activities decreased $120.0 million, primarily due to lower capital contributions from Dominion Energy to fund the Liquefaction Project and increased distributions to unitholders.

In May 2016, Dominion Energy Midstream filed an SEC shelf registration for the ability to sell common units through an at-the-market program and pursuant to which it may offer from time to time up to $150 million aggregate amount of its common units. Sales of common units, if any, will be made by means of ordinary brokers' transactions on the NYSE, in block transactions, or as otherwise agreed to between the sales agent and us. In July 2016, Dominion Energy Midstream entered into an equity distribution agreement with nine separate managers to effect sales under the program; however, we have not issued any units under the program in 2017.

Customer Concentration

Dominion Energy Midstream provides service to approximately 140 customers, including the Storage Customers, marketers or end users, power generators, utilities and the Import Shippers. The two largest customers comprised approximately 29% of the total transportation and storage revenues for the three months ended June 30, 2017 and the three largest customers comprised approximately 41% of the total transportation and storage revenues for the six months ended June 30, 2017. See Note 14 to the Consolidated Financial Statements for additional information.

Contractual Obligations

At June 30, 2017, there have been no material changes outside the ordinary course of business to Dominion Energy Midstream's contractual obligations as disclosed in MD&A in the Dominion Energy Midstream Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

Other than the holding of surety bonds as discussed in Note 13 to the Consolidated Financial Statements, Dominion Energy Midstream had no off-balance sheet arrangements at June 30, 2017.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of the Consolidated Financial Statements that may impact Dominion Energy Midstream's future results of operations, financial condition and/or cash flows. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2016.

Environmental Matters

Dominion Energy Midstream is subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note 18 in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2016, Future Issues and Other Matters in MD&A in Dominion Energy Midstream’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and Note 13 to the Consolidated Financial Statements in this report for additional information on various environmental matters.

Climate Change

In March 2016, as part of its Climate Action Plan, the EPA began development of regulations for reducing methane emissions from existing sources in the oil and natural gas sectors. In June 2017, the EPA published a notice of reconsideration and partial stay of rules regulating methane emissions from certain new oil and gas facilities. In July 2017, the U.S. Court of Appeals for the D.C. Circuit vacated the EPA partial stay. Dominion Energy Midstream cannot currently estimate the impacts on results of operations, financial condition or cash flows related to this matter.

Legal Matters

See Notes 12 and 18 to the Consolidated Financial Statements and Item 3. Legal Proceedings in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2016 and Notes 11 and 13 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings in this report for additional information on various legal matters.

Regulatory Matters

See Note 12 to the Consolidated Financial Statements in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2016 and Note 11 to the Consolidated Financial Statements in this report for additional information on various regulatory matters.

ITEM 3.

QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Upon the closing of the Offering, we entered into a $300.0 million variable rate credit facility with Dominion Energy. At June 30, 2017, we had $63.0 million outstanding indebtedness against the credit facility. In connection with the Dominion Energy Questar Pipeline Acquisition, we borrowed $300.0 million under a three-year variable rate term loan agreement. A hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at June 30, 2017.

Effective March 2017, Dominion Energy Midstream uses interest rate derivatives to manage risks associated with variable interest rates. At June 30, 2017, Dominion Energy Midstream had $300.0 million in aggregate notional amounts of these interest rate derivatives outstanding, all of which were designated as cash flow hedges of forecasted interest payments. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $1.4 million in the fair value of Dominion Energy Midstream's interest rate derivatives at June 30, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Senior management of Dominion Energy Midstream's general partner, including the general partner's CEO and CFO, evaluated the effectiveness of Dominion Energy Midstream's disclosure controls and procedures at June 30, 2017, the end of the period covered by this report. Based on this evaluation process, the CEO and CFO of Dominion Energy Midstream's general partner have concluded that Dominion Energy Midstream's disclosure controls and procedures are effective.

During the quarter ended June 30, 2017, there were no changes in Dominion Energy Midstream's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Dominion Energy Midstream's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time Dominion Energy Midstream may be alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed or agreed to by Dominion Energy Midstream, as applicable, or permits issued by various local, state or federal agencies for the construction or operation of facilities. Administrative proceedings may also be pending on these matters. In addition, in the ordinary course of business Dominion Energy Midstream may be involved in various legal proceedings.

See the following for discussions on various environmental and other regulatory proceedings to which Dominion Energy Midstream is a party, which information is incorporated herein by reference:

•	Notes 12 and 18 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2016.
•	Notes 11 and 13 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in Dominion Energy Midstream's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.
•	Notes 11 and 13 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in this report.

ITEM 1A. RISK FACTORS

Dominion Energy Midstream’s business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond its control. These risk factors have been identified in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2016, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2016. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in Part I. Item 2. MD&A.

ITEM 6. EXHIBITS

Exhibit
Number	Description

3.1.a	Certificate of Limited Partnership of Dominion Energy Midstream Partners, LP (Exhibit 3.1, Form S-1 Registration Statement filed March 28, 2014, File No. 333-194864).

3.1.b	Amendment to Certificate of Limited Partnership of Dominion Energy Midstream Partners, LP (Exhibit 3.1, Form 8-K filed May 16, 2017, File No. 1-36684).

3.2

Third Amended and Restated Agreement of Limited Partnership of Dominion Energy Midstream Partners, LP, dated May 12, 2017, by and between Dominion Energy Midstream GP, LLC and other persons who are or may become partners (Exhibit 3.2, Form 8-K filed May 16, 2017, File No. 1-36684).

31.a	Certification by Chief Executive Officer of Dominion Energy Midstream Partners, LP's general partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.b	Certification by Chief Financial Officer of Dominion Energy Midstream Partners, LP's general partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32

Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Energy Midstream Partners, LP's general partner, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101

The following financial statements from Dominion Energy Midstream’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 3, 2017, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statement of Equity and Partners’ Capital, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY MIDSTREAM PARTNERS, LP
Registrant

By: Dominion Energy Midstream GP, LLC, its general partner

August 3, 2017	/s/ Michele L. Cardiff
Michele L. Cardiff
Vice President, Controller and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.1.a	Certificate of Limited Partnership of Dominion Energy Midstream Partners, LP (Exhibit 3.1, Form S-1 Registration Statement filed March 28, 2014, File No. 333-194864).

3.1.b	Amendment to Certificate of Limited Partnership of Dominion Energy Midstream Partners, LP (Exhibit 3.1, Form 8-K filed May 16, 2017, File No. 1-36684).

3.2

Third Amended and Restated Agreement of Limited Partnership of Dominion Energy Midstream Partners, LP, dated May 12, 2017, by and between Dominion Energy Midstream GP, LLC and other persons who are or may become partners (Exhibit 3.2, Form 8-K filed May 16, 2017, File No. 1-36684).

31.a	Certification by Chief Executive Officer of Dominion Energy Midstream Partners, LP's general partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.b	Certification by Chief Financial Officer of Dominion Energy Midstream Partners, LP's general partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32

Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Energy Midstream Partners, LP's general partner, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101

The following financial statements from Dominion Energy Midstream’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 3, 2017, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statement of Equity and Partners’ Capital, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.