Form 10-Q
period 2017-09-30
Dominion Energy Midstream Partners, LP
filed 2017-11-01
CIK 1603286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The registrant had 67,481,042 common units and 31,972,789 subordinated units outstanding at October 31, 2017.

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

AFUDC	Allowance for funds used during construction

AOCI	Accumulated other comprehensive income (loss)

ARO	Asset retirement obligation

CEO	Chief Executive Officer

CFO	Chief Financial Officer

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

Dominion Energy Questar Combination	Dominion Energy’s acquisition of Dominion Energy Questar completed on September 16, 2016 pursuant to the terms of the agreement and plan of merger entered on January 31, 2016

Dominion Energy Questar Pipeline

The legal entity, Dominion Energy Questar Pipeline, LLC (formerly known as Questar Pipeline, LLC), one or more of its consolidated subsidiaries, or the entirety of Dominion Energy Questar Pipeline, LLC and its consolidated subsidiaries

Dominion Energy Questar Pipeline Acquisition	The acquisition of Dominion Energy Questar Pipeline by Dominion Energy Midstream from Dominion Energy on December 1, 2016

Dominion Energy Questar Pipeline Contribution Agreement	Contribution, Conveyance and Assumption Agreement between Dominion Energy and Dominion Energy Midstream dated October 28, 2016

Dominion Energy Questar Pipeline Predecessor

Dominion Energy as the predecessor for accounting purposes for the period from Dominion Energy’s acquisition of Dominion Energy Questar Pipeline on September 16, 2016 until the Dominion Energy Questar Pipeline Acquisition

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION ENERGY MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(millions, except per unit data)
Operating Revenue(1)	$113.0	$95.2	$358.9	$263.8
Operating Expenses
Purchased gas(1)	9.1	3.4	31.1	8.3
Other operations and maintenance:
Affiliated suppliers	21.2	6.7	53.7	23.1
Other	12.0	18.2	48.7	37.9
Depreciation and amortization	26.5	12.4	76.8	32.6
Other taxes	9.3	8.0	27.8	22.1
Total operating expenses	78.1	48.7	238.1	124.0
Income from operations	34.9	46.5	120.8	139.8
Earnings from equity method investees	6.2	4.9	19.4	15.0
Other income	1.7	0.8	4.3	2.2
Interest and related charges(1)	7.9	0.8	23.7	0.7
Income from operations including noncontrolling interest before income taxes	34.9	51.4	120.8	156.3
Income tax expense	—	1.2	—	1.2
Net income including noncontrolling interest and predecessors	34.9	50.2	120.8	155.1
Less: Net loss attributable to Dominion Energy Questar Pipeline Predecessor	—	(3.2)	—	(3.2)
Net income including noncontrolling interest	34.9	53.4	120.8	158.3
Less: Net income (loss) attributable to noncontrolling interest	(13.7)	29.1	(22.0)	88.4
Net income attributable to partners	$48.6	$24.3	$142.8	$69.9
Net income attributable to partners' ownership interest
Preferred unitholders' interest in net income	$9.5	$—	$28.5	$—
General partner's interest in net income	4.0	0.7	7.0	1.7
Common unitholders' interest in net income	23.8	13.8	72.7	40.1
Subordinated unitholder's interest in net income	11.3	9.8	34.6	28.1
Net income per limited partner unit (basic)
Common units	$0.35	$0.30	$1.08	$0.88
Subordinated units	0.35	0.30	1.08	0.88
Net income per limited partner unit (diluted)
Common units	$0.33	$0.30	$1.02	$0.88
Subordinated units	0.35	0.30	1.08	0.88
(1)	See Note 15 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Midstream’s Consolidated Financial Statements.

DOMINION ENERGY MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(millions)
Net income including noncontrolling interest and predecessors	$34.9	$50.2	$120.8	$155.1
Other comprehensive income (loss):
Net deferred gains (losses) on derivatives-hedging activities	0.3	—	(1.2)	—
Amounts reclassified to net income:
Net derivative losses-hedging activities	0.4	—	1.0	—
Other comprehensive income (loss)	0.7	—	(0.2)	—
Comprehensive income including noncontrolling interest and predecessors	35.6	50.2	120.6	155.1
Comprehensive loss attributable to Dominion Energy Questar Pipeline Predecessor	—	(3.2)	—	(3.2)
Comprehensive income (loss) attributable to noncontrolling interests	(13.7)	29.1	(22.0)	88.4
Comprehensive income attributable to partners	$49.3	$24.3	$142.6	$69.9

The accompanying notes are an integral part of Dominion Energy Midstream’s Consolidated Financial Statements.

DOMINION ENERGY MIDSTREAM PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$78.8	$39.6
Restricted cash	25.0	25.0
Customer and other receivables	27.4	45.9
Affiliated receivables	12.7	18.3
Prepayments	12.0	8.7
Inventories	27.6	20.1
Other(2)	12.9	13.3
Total current assets	196.4	170.9
Investment in Equity Method Affiliates	255.0	257.8
Property, Plant and Equipment
Property, plant and equipment	7,603.5	6,911.4
Accumulated depreciation and amortization	(1,092.9)	(1,032.0)
Total property, plant and equipment, net	6,510.6	5,879.4
Deferred Charges and Other Assets
Goodwill	819.2	819.2
Intangible assets, net	35.3	19.4
Other(2)	43.6	40.2
Total deferred charges and other assets	898.1	878.8
Total assets	$7,860.1	$7,186.9

(1)	Dominion Energy Midstream's Consolidated Balance Sheet at December 31, 2016 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 15 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Midstream's Consolidated Financial Statements.

DOMINION ENERGY MIDSTREAM PARTNERS, LP

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

	September 30, 2017	December 31, 2016(1)
(millions)
LIABILITIES AND EQUITY AND PARTNERS' CAPITAL
Current Liabilities
Securities due within one year	$250.0	$—
Accounts payable	28.6	21.5
Payables to affiliates	8.6	9.9
Dominion Energy credit facility borrowings	61.7	63.2
Other(2)	67.7	54.6
Total current liabilities	416.6	149.2
Long-Term Debt	480.2	729.9
Deferred Credits and Other Liabilities
Regulatory liabilities	133.3	129.1
Other(2)	80.4	78.8
Total deferred credits and other liabilities	213.7	207.9
Total liabilities	1,110.5	1,087.0
Commitments and Contingencies (see Note 13)
Equity and Partners' Capital
Preferred unitholders - public (18,942,714 units issued and outstanding at September 30, 2017 and December 31, 2016)	496.0	492.1
Preferred unitholder - Dominion Energy (11,365,628 units issued and outstanding at September 30, 2017 and December 31, 2016)	303.6	301.2
Common unitholders - public (48,759,363 units issued and outstanding at September 30, 2017; 48,734,195 units issued and outstanding at December 31, 2016)	1,095.3	1,082.1
Common unitholder - Dominion Energy (18,504,628 units issued and outstanding at September 30, 2017 and December 31, 2016)	462.2	457.4
Subordinated unitholder - Dominion Energy (31,972,789 units issued and outstanding at September 30, 2017 and December 31, 2016)	491.3	483.0
General Partner interest - Dominion Energy (non-economic interest)	(25.2)	(29.2)
Accumulated other comprehensive loss	(0.6)	(0.4)
Total Dominion Energy Midstream Partners, LP partners' capital	2,822.6	2,786.2
Noncontrolling interest	3,927.0	3,313.7
Total equity and partners' capital	6,749.6	6,099.9
Total liabilities and equity and partners' capital	$7,860.1	$7,186.9

(1)	Dominion Energy Midstream's Consolidated Balance Sheet at December 31, 2016 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 15 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Midstream's Consolidated Financial Statements.

DOMINION ENERGY MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENT OF EQUITY AND PARTNERS' CAPITAL

(Unaudited)

		Partnership
	Dominion Energy Questar Pipeline Predecessor Equity	Preferred Unitholders Public	Preferred Unitholder Dominion Energy	Common Unitholders Public	Common Unitholder Dominion Energy	Subordinated Unitholder Dominion Energy	General Partner Dominion Energy (non- economic interest)	AOCI	Total Dominion Energy Midstream Partners, LP Partners' Equity and Capital	Noncontrolling interest	Total Equity and Partners' Capital
(millions)
December 31, 2015	$—	$—	$—	$600.8	$438.8	$475.4	$(12.4)	$—	$1,502.6	$2,138.4	$3,641.0
Net income including noncontrolling interest	—	—	—	24.0	16.1	28.1	1.7	—	69.9	88.4	158.3
Dominion Energy Questar Pipeline Acquisition:
Record Dominion Energy's net investment in Dominion Energy Questar Pipeline	1,019.8	—	—	—	—	—	—	—	1,019.8	—	1,019.8
Net loss attributable to Dominion Energy Questar Pipeline Predecessor	(3.2)	—	—	—	—	—	—	—	(3.2)	—	(3.2)
Equity contributions from Dominion Energy	—	—	—	—	—	—	0.4	—	0.4	812.0	812.4
Purchase of common units by Dominion Energy	—	—	—	(14.2)	14.2	—	—		—	—	—
Distributions	—	—	—	(18.5)	(12.3)	(21.5)	(1.3)	—	(53.6)	—	(53.6)
Unit awards (net of unearned compensation)	—	—	—	0.2	—	—	—	—	0.2	—	0.2
Other	—	—	—	(0.3)	—	—	—	—	(0.3)	0.8	0.5
September 30, 2016	$1,016.6	$—	$—	$592.0	$456.8	$482.0	$(11.6)	$—	$2,535.8	$3,039.6	$5,575.4
December 31, 2016	—	$492.1	$301.2	$1,082.1	$457.4	$483.0	$(29.2)	$(0.4)	$2,786.2	$3,313.7	$6,099.9
Net income (loss) including noncontrolling interest and predecessors	—	17.8	10.7	52.7	20.0	34.6	7.0	—	142.8	(22.0)	120.8
Issuance of common units, net of offering costs	—	—	—	0.4	—	—	—	—	0.4	—	0.4
Equity contributions from Dominion Energy	—	—	—	—	—	—	5.9	—	5.9	634.0	639.9
Distributions	—	(13.9)	(8.3)	(40.1)	(15.2)	(26.3)	(8.9)	—	(112.7)	—	(112.7)
Other comprehensive loss	—	—	—	—	—	—	—	(0.2)	(0.2)	—	(0.2)
Unit awards (net of unearned compensation)	—	—	—	0.2	—	—	—	—	0.2	—	0.2
Other	—	—	—	—	—	—	—	—	—	1.3	1.3
September 30, 2017	—	$496.0	$303.6	$1,095.3	$462.2	$491.3	$(25.2)	$(0.6)	$2,822.6	$3,927.0	$6,749.6

The accompanying notes are an integral part of Dominion Energy Midstream's Consolidated Financial Statements.

DOMINION ENERGY MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2017	2016
(millions)
Operating Activities
Net income including noncontrolling interest and predecessors	$120.8	$155.1
Adjustments to reconcile net income including noncontrolling interest and predecessors to net cash provided by operating activities:
Depreciation and amortization	76.8	32.6
Other adjustments to income, net	5.1	0.8
Changes in:
Customer and other receivables	18.5	7.3
Affiliated receivables	5.6	9.0
Prepayments	(3.3)	10.7
Inventories	(7.5)	0.4
Accounts payable	17.4	(5.5)
Payables to affiliates	(1.3)	3.9
Accrued interest, payroll and taxes	9.1	7.8
Other operating assets and liabilities	5.7	6.5
Net cash provided by operating activities	246.9	228.6
Investing Activities
Plant construction and other property additions	(726.9)	(961.6)
Other	(0.8)	2.0
Net cash used in investing activities	(727.7)	(959.6)
Financing Activities
Dominion Energy credit facility borrowings (repayments), net	(1.5)	15.7
Contributions from Dominion Energy	634.0	812.0
Distributions to preferred unitholders	(22.2)	—
Distributions to common unitholders	(55.3)	(30.8)
Distributions to subordinated unitholder	(26.3)	(21.5)
Distributions to general partner	(8.9)	(1.3)
Other	0.2	—
Net cash provided by financing activities	520.0	774.1
Increase in cash and cash equivalents	39.2	43.1
Cash and cash equivalents at beginning of period	39.6	35.0
Cash and cash equivalents at end of period	$78.8	$78.1
Supplemental Cash Flow Information
Significant noncash investing and financing activities:
Accrued capital expenditures	$27.3	$26.2
Dominion Energy Questar Pipeline Acquisition by Dominion Energy	—	1,019.8
Equity contributions from Dominion Energy to relieve payables to affiliates	5.9	0.4

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

In connection with the Dominion Energy Questar Pipeline Acquisition, transition costs of $1.8 million and $6.1 million incurred by our general partner were expensed to operations and maintenance expense in the Consolidated Statements of Income for the three and nine months ended September 30, 2017, respectively. Dominion Energy did not seek reimbursement for $1.7 million and $5.9 million for the three and nine months ended September 30, 2017, respectively, of such costs and accordingly, Dominion Energy Midstream recognized an equity contribution from the general partner. Transition costs of $0.3 million and $0.4 million incurred by our general partner were expensed to operations and maintenance expense in the Consolidated Statements of Income for the three and nine months ended September 30, 2016, respectively. Dominion Energy did not seek reimbursement for these costs and accordingly, Dominion Energy Midstream recognized an equity contribution from the general partner.

Dominion Energy Questar Pipeline owns and operates interstate natural gas pipelines and storage facilities in the western U.S. providing natural gas transportation and underground storage services in Utah, Wyoming and Colorado. Dominion Energy Questar Pipeline's operations are primarily regulated by FERC. At December 31, 2016, Dominion Energy Questar Pipeline owned and operated nearly 2,200 miles of natural gas transportation pipelines across northeastern and central Utah, northwestern Colorado and southwestern Wyoming and nearly 56 billion cubic feet of working gas storage capacity. Dominion Energy Questar Pipeline's core transportation system is strategically located near large reserves of natural gas in six major Rocky Mountain producing areas. Dominion Energy Questar Pipeline transports natural gas from these producing areas to other major pipeline systems, Questar Gas Company's distribution system and other utility systems. Dominion Energy Questar Pipeline operates and owns 50% of White River Hub, an 11-mile FERC-regulated natural gas transportation pipeline in western Colorado, which is accounted for under the equity method. Dominion Energy Questar Pipeline also owns gathering lines and processing facilities in Utah, through which it provides gas-processing services.

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

In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly Dominion Energy Midstream's financial position at September 30, 2017, its results of operations for the three and nine months ended September 30, 2017 and 2016 and its cash flows and changes in equity for the nine months ended September 30, 2017 and 2016. Such adjustments are normal and recurring in nature unless otherwise noted.

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

Derivative Instruments

Effective March 2017, Dominion Energy Midstream uses derivative instruments such as swaps to manage interest rate risks of its business operations. All derivatives, except those for which an exception applies, are required to be reported in the Consolidated Balance Sheets at fair value. Derivative contracts representing unrealized gain positions are reported as derivative assets. Derivative contracts representing unrealized losses are reported as derivative liabilities. Dominion Energy Midstream does not offset amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Dominion Energy Midstream had no margin assets or liabilities associated with cash collateral at September 30, 2017. See Note 8 for further information about derivatives.

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

Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as the Series A Preferred Units, were converted into common units. When it is determined that potential common units resulting from the Series A Preferred Unit conversion should be included in the diluted net income per limited partner unit calculation, the impact is calculated using the two class method. There were no potentially dilutive common units outstanding at September 30, 2016. Basic and diluted earnings per unit applicable to subordinated limited partnerships are the same because there are no potentially dilutive subordinated units outstanding.

The calculation of net income per limited partner unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(millions)
Net income attributable to partners	$48.6	$24.3	$142.8	$69.9
Less: General partner allocation(1)	(1.7)	(0.3)	(5.9)	(0.4)
Less: Preferred unitholder allocation	9.5	—	28.5	—
Distributions declared on:(2)
IDRs(3)	5.7	1.0	12.9	2.1
Common unitholders	20.3	11.3	58.1	32.3
Subordinated unitholder	9.7	7.9	27.7	22.6
Total distributions declared	35.7	20.2	98.7	57.0
Undistributed earnings	$5.1	$4.4	$21.5	$13.3
(1)	Represents amounts recognized as equity contributions from our general partner for incurred amounts for which Dominion Energy did not seek reimbursement. See Notes 2 and 15 for further information.
(2)

For the three and nine months ended September 30, 2017, the amount of distributions declared shown above was based on the units outstanding at September 30, 2017, and therefore excludes $0.1 million of distributions that will be paid on 217,051 common units issued to the public in October 2017. For the three and nine months ended September 30, 2016, the amount of distributions declared shown above was based on the units outstanding at September 30, 2016, and therefore excludes $3.9 million of distributions, and a corresponding $0.2 million of additional IDRs, that were paid on 15,525,000 common units issued to the public on November 3, 2016 in connection with the Dominion Energy Questar Pipeline Acquisition.

(3)	Dominion Energy is a non-economic general partner that holds all of the IDRs.

Distributions are declared and paid subsequent to quarter end. The table below summarizes the quarterly distributions on common and subordinated units related to the nine months ended September 30, 2017 and 2016.

Quarterly Period Ended	Total Quarterly Distribution (per unit)	Total Cash Distribution (in millions)	Date of Declaration	Date of Record	Date of Distribution
December 31, 2015	$0.2135	$16.8	January 21, 2016	February 5, 2016	February 15, 2016
March 31, 2016	0.2245	17.8	April 19, 2016	May 3, 2016	May 13, 2016
June 30, 2016	0.2355	19.0	July 22, 2016	August 5, 2016	August 15, 2016
September 30, 2016	0.2475	24.3	October 21, 2016	November 4, 2016	November 15, 2016
December 31, 2016	0.2605	27.5	January 25, 2017	February 6, 2017	February 15, 2017
March 31, 2017	0.2740	30.1	April 21, 2017	May 5, 2017	May 15, 2017
June 30, 2017	0.2880	32.9	July 21, 2017	August 4, 2017	August 15, 2017
September 30, 2017(1)	0.3025	35.8	October 24, 2017	November 6, 2017	November 15, 2017
(1)	Total cash distribution is based on units issued through October 2017.

Record holders of the Series A Preferred Units are entitled to receive cumulative quarterly distributions, payable in cash, payable in kind or a combination thereof at the option of our general partner, equal to $0.3134 per Series A Preferred Unit in respect of each quarter ending before December 1, 2018. The table below summarizes the quarterly distributions on the Series A Preferred Units related to the nine months ended September 30, 2017.

Quarterly Period Ended	Total Distribution (in millions)		Amount Payable in Cash (in millions)	Amount Payable in Kind (in millions)
December 31, 2016	$3.2	(1)	$3.2	$—
March 31, 2017	9.5		9.5	—
June 30, 2017	9.5		9.5	—
September 30, 2017	9.5		9.5	—

(1)

For the period subsequent to the issuance of the Series A Preferred Units through December 31, 2016, the initial quarterly cash distribution was calculated as the minimum quarterly distribution of $0.3134 per unit prorated for the portion of the quarter subsequent to the issuance of the Series A Preferred Units.

Basic and diluted net income per limited partner unit for the three and nine months ended September 30, 2017 are as follows:

	Common Units	Subordinated Units	Series A Preferred Units	General Partner (including IDRs)	Total
(millions, except for weighted average units and per unit data)
Three Months Ended September 30, 2017
General partner allocation	$—	$—	$—	$(1.7)	$(1.7)
Preferred unitholder allocation	—	—	9.5	—	9.5
Distributions declared	20.3	9.7	—	5.7	35.7
Undistributed earnings	3.5	1.6	—	—	5.1
Net income attributable to partners (basic)	$23.8	$11.3	$9.5	$4.0	$48.6
Dilutive effect of Series A Preferred Units(1)	8.4	—
Net income attributable to partners (diluted)	32.2	11.3
Weighted average units outstanding (basic)	67,241,532	31,972,789
Dilutive effect of Series A Preferred Units(1)	30,308,342	—
Weighted average units outstanding (diluted)	97,549,874	31,972,789
Net income per limited partner unit (basic)	$0.35	$0.35
Net income per limited partner unit (diluted)	$0.33	$0.35

Nine Months Ended September 30, 2017
General partner allocation	$—	$—	$—	$(5.9)	$(5.9)
Preferred unitholder allocation	—	—	28.5	—	28.5
Distributions declared	58.1	27.7	—	12.9	98.7
Undistributed earnings	14.6	6.9	—	—	21.5
Net income attributable to partners (basic)	$72.7	$34.6	$28.5	$7.0	$142.8
Dilutive effect of Series A Preferred Units(1)	26.6	—
Net income attributable to partners (diluted)	99.3	34.6
Weighted average units outstanding (basic)	67,240,847	31,972,789
Dilutive effect of Series A Preferred Units(1)	30,308,342	—
Weighted average units outstanding (diluted)	97,549,189	31,972,789
Net income per limited partner unit (basic)	$1.08	$1.08
Net income per limited partner unit (diluted)	$1.02	$1.08
(1)

The dilutive effect of the Series A Preferred Units represents the reallocation of net income to limited partners including a reallocation of IDRs pursuant to the partnership agreement assuming conversion of the Series A Preferred Units into common units at the beginning of the period.

Basic and diluted net income per limited partner unit for the three and nine months ended September 30, 2016 are as follows:

	Common Units	Subordinated Units	General Partner (including IDRs)	Total
(millions, except for weighted average units and per unit data)
Three Months Ended September 30, 2016
General partner allocation	$—	$—	$(0.3)	$(0.3)
Distributions declared	11.3	7.9	1.0	20.2
Undistributed earnings	2.5	1.9	—	4.4
Net income attributable to partners (basic and diluted)	$13.8	$9.8	$0.7	$24.3
Weighted average units outstanding	45,722,371	31,972,789
Net income per limited partner unit (basic and diluted)	$0.30	$0.30

Nine Months Ended September 30, 2016
General partner allocation	$—	$—	$(0.4)	$(0.4)
Distributions declared	32.3	22.6	2.1	57.0
Undistributed earnings	7.8	5.5	—	13.3
Net income attributable to partners (basic and diluted)	$40.1	$28.1	$1.7	$69.9
Weighted average units outstanding	45,722,242	31,972,789
Net income per limited partner unit (basic and diluted)	$0.88	$0.88

Note 5. Unit Activity

Activity in number of units was as follows:

	Convertible Preferred		Common
	Public	Dominion Energy	Public	Dominion Energy	Subordinated	General Partner	Total
						(non-economic interest)
Balance at December 31, 2015	—	—	27,867,938	17,846,672	31,972,789	—	77,687,399
Unit-based compensation	—	—	7,761	—	—	—	7,761
Dominion Energy purchase of common units(1)	—	—	(657,956)	657,956	—	—	—
Balance at September 30, 2016	—	—	27,217,743	18,504,628	31,972,789	—	77,695,160

Balance at December 31, 2016	18,942,714	11,365,628	48,734,195	18,504,628	31,972,789	—	129,519,954
Unit-based compensation	—	—	10,444	—	—	—	10,444
Issuance of common units	—	—	14,724	—	—	—	14,724
Balance at September 30, 2017	18,942,714	11,365,628	48,759,363	18,504,628	31,972,789	—	129,545,122

(1)

These units were purchased by Dominion Energy as part of Dominion Energy's program initiated in September 2015, which expired in September 2016, to purchase from the market up to $50.0 million of common units representing limited partner interests in Dominion Energy Midstream at the discretion of Dominion Energy's management.

In October 2017, Dominion Energy Midstream issued 217,051 common units through its at-the-market program resulting in proceeds of $6.9 million, net of fees and commissions of $0.1 million.

Note 6. Operating Revenue

Dominion Energy Midstream's operating revenue consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(millions)
Gas transportation and storage	$109.3	$90.7	$346.2	$251.4
Regulated gas sales	0.1	—	0.6	—
Other	3.6	4.5	12.1	12.4
Total operating revenue	$113.0	$95.2	$358.9	$263.8

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

Dominion Energy Midstream did not have any Level 3 derivative contracts as of September 30, 2017.

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

	Level 1	Level 2	Level 3	Total
(millions)
At September 30, 2017
Assets
Interest rate derivative	$—	$0.4	$—	$0.4
Total assets	$—	$0.4	$—	$0.4
Liabilities
Interest rate derivative	$—	$0.6	$—	$0.6
Total liabilities	$—	$0.6	$—	$0.6

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

	September 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Long-term debt, including securities due within one year(2)	$730.2	$759.2	$729.9	$744.8
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

	September 30, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$0.4	$—	$0.4
Total derivatives, subject to a master netting or similar arrangement	$0.4	$—	$0.4

		September 30, 2017
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$0.4	$0.4	$—	$—
Total	$0.4	$0.4	$—	$—

	September 30, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$0.6	$—	$0.6
Total derivatives, subject to a master netting or similar arrangement	$0.6	$—	$0.6

		September 30, 2017
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$0.6	$0.4	$—	$0.2
Total	$0.6	$0.4	$—	$0.2

Volumes

The following table presents the volume of Dominion Energy Midstream’s derivative activity at September 30, 2017. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Interest rate(1)	$—	$300,000,000
(1)	Maturity is determined based on final settlement period.

Ineffectiveness and AOCI

For the three and nine months ended September 30, 2017, there were no gains or losses on hedging instruments determined to be ineffective.

The following table presents selected information related to losses on cash flow hedges included in AOCI in Dominion Energy Midstream's Consolidated Balance Sheet at September 30, 2017:

	AOCI	Amounts Expected to be Reclassified to Earnings During the Next 12 Months	Maximum Term
(millions)
Interest rate	$(0.2)	$(0.6)	26 months
Total	$(0.2)	$(0.6)

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
(millions)
At September 30, 2017
ASSETS
Noncurrent Assets
Interest rate	$0.4	$0.4
Total noncurrent derivative assets(1)	0.4	0.4
Total derivative assets	$0.4	$0.4
LIABILITIES
Current Liabilities
Interest rate	$0.6	$0.6
Total current derivative liabilities(2)	0.6	0.6
Total derivative liabilities	$0.6	$0.6
(1)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion Energy Midstream's Consolidated Balance Sheets.
(2)	Current derivative liabilities are presented in other current liabilities in Dominion Energy Midstream's Consolidated Balance Sheets.

The following tables present the gains and losses on Dominion Energy Midstream's derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income. Dominion Energy Midstream did not have any derivatives during the three and nine months ended September 30, 2016.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified From AOCI to Income
(millions)
Three Months Ended September 30, 2017
Derivative type and location of gains (losses):
Interest rate(2)	$0.3	$(0.4)
Total	$0.3	$(0.4)
Nine Months Ended September 30, 2017
Derivative type and location of gains (losses):
Interest rate(2)	$(1.2)	$(1.0)
Total	$(1.2)	$(1.0)
(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy Midstream's Consolidated Statements of Income.
(2)	Amounts recorded in Dominion Energy Midstream's Consolidated Statements of Income are classified in interest and related charges.

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

The table below summarizes distributions received and income earned from Dominion Energy Midstream's equity method investees for the three and nine months ended September 30, 2017 and 2016.

(in millions)	Iroquois	White River Hub	Iroquois	White River Hub
Period Ended September 30, 2017	Three Months		Nine Months
Distributions received	$7.2	$1.0	$18.9	$3.3
Income from equity method investees	5.2	1.0	16.6	2.8
Period Ended September 30, 2016
Distributions received	$5.7	$0.5	$17.4	$0.5
Income from equity method investees	4.7	0.2	14.8	0.2

The table below summarizes the carrying amount of the investments and excess of investment over Dominion Energy Midstream's share of underlying equity in net assets at September 30, 2017 and December 31, 2016.

(in millions)	Iroquois		White River Hub
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Carrying amount of investment	$216.4	$218.7	$38.6	$39.1
Excess of investment over Dominion Energy Midstream's share of underlying equity in net assets(1)	122.9	122.9	16.1	16.1
(1)

The difference between the carrying value of Dominion Energy Midstream's equity method investments and its share in the underlying equity in net assets reflects equity method goodwill and is not being amortized.

Summarized financial information provided to us by Iroquois for 100% of Iroquois for the three and nine months ended September 30, 2017 and 2016 is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Revenues	$43.6	$45.5	$141.6	$145.2
Operating income	23.3	23.1	79.1	74.3
Net income	19.3	18.9	65.6	61.6

Summarized financial information provided to us by White River Hub for 100% of White River Hub for the three and nine months ended September 30, 2017, and for the period from September 16, 2016 through September 30, 2016 is presented below.

	Three Months Ended September 30,	Nine Months Ended September 30,	Period Ended September 30,
(in millions)	2017	2017	2016
Revenues	$2.5	$7.6	$0.4
Operating income	1.9	5.5	0.3
Net income	1.9	5.5	0.3

Note 10. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	September 30, 2017	December 31, 2016
(millions)
Regulatory assets:
Unrecovered gas costs(1)	$3.7	$3.3
Interest rate hedges(2)	0.7	0.6
Other	1.3	1.2
Regulatory assets-current(3)	5.7	5.1
Income taxes recoverable through future rates(4)	4.9	3.6
Interest rate hedges(2)	33.5	34.0
Cost of reacquired debt(5)	1.2	1.5
Other	1.5	1.1
Regulatory assets-noncurrent(6)	41.1	40.2
Total regulatory assets	$46.8	$45.3
Regulatory liabilities:
Overrecovered gas costs(1)	$1.0	$0.4
LNG cargo obligations(7)	0.2	3.2
Customer bankruptcy settlement(8)	2.8	2.8
Other	1.2	1.1
Regulatory liabilities-current(9)	5.2	7.5
Provision for future cost of removal and AROs(10)	103.3	100.0
Unrecognized other postretirement benefit costs(11)	12.8	11.1
Customer bankruptcy settlement(8)	15.5	17.6
Other	1.7	0.4
Regulatory liabilities-noncurrent	133.3	129.1
Total regulatory liabilities	$138.5	$136.6

(1)	Reflects unrecovered/overrecovered gas costs, which are subject to annual filings with FERC.
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

(5)

Represents charges incurred on the reacquisition of debt by Dominion Energy Questar Pipeline that are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 3.3 years at September 30, 2017.

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

At September 30, 2017, approximately $41.8 million of regulatory assets represented past expenditures on which Dominion Energy Midstream does not currently earn a return. With the exception of regulatory assets related to interest rate hedges and reacquired debt, these expenditures are expected to be recovered within two years.

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

Other than the matters discussed below, there have been no significant developments regarding the pending regulatory matters disclosed in Note 12 to the Consolidated Financial Statements in Dominion Energy Midstream’s Annual Report on Form 10-K for the year ended December 31, 2016.

In November 2016, pursuant to the terms of a previous settlement, Cove Point filed a general rate case for its FERC-jurisdictional services, with 23 proposed rates to be effective January 1, 2017. Cove Point proposed an annual cost-of-service of approximately $140 million. In December 2016, FERC accepted a January 1, 2017 effective date for all proposed rates but five which were suspended to be effective June 1, 2017. In August 2017, Cove Point filed a proposed stipulation and settlement agreement with FERC, which was supported or not opposed by the active parties. Under the terms of the settlement agreement, Cove Point’s rates effective October 2017 would result in decreases to annual revenues and depreciation expense of approximately $17.7 million and $3.0 million, respectively, compared to the rates in effect through December 2016.  In addition, to the extent market conditions exist that neither import nor export services are being sufficiently utilized and LNG cooling quantities are required, the Import Shippers’ responsibility for costs incurred for any LNG cooling quantities received prior to the earlier of operational commencement of the Liquefaction Project or March 2018 would be reduced to approximately half of such amounts incurred. If the Liquefaction Project has not commenced operations by March 2018 and LNG cooling quantities are required, Cove Point is responsible for any costs incurred until the Liquefaction Project commences operations. Upon operational commencement of the Liquefaction Project, the Import Shippers will have responsibility for costs incurred on certain LNG cooling quantities. In September 2017, the Presiding Administrative Law Judge certified the uncontested settlement to FERC. Cove Point is awaiting final FERC approval of the settlement. This case is pending.

Two parties previously separately filed petitions for review of the FERC Order in the U.S. Court of Appeals for the D.C. Circuit, which petitions were consolidated. In July 2016, the court denied one party’s petition for review of the FERC Order. The court also issued a decision remanding the other party’s petition for review of the FERC Order to FERC for further explanation of how FERC’s decision that a previous transaction with an existing import shipper was not unduly discriminatory. In September 2017, FERC issued its order on remand from the U.S. Court of Appeals for the D.C. Circuit, and reaffirmed its rulings in its prior orders that Cove Point did not violate the prohibition against undue discrimination by agreeing to a capacity reduction and early contract termination with the existing import shipper.

In July 2017, Cove Point submitted an application for a temporary operating permit to the Maryland Department of the Environment, as required prior to the date of first production of LNG for commercial purposes of exporting LNG. This case is pending.

In August 2017, Cove Point submitted an application to amend the CPCN granted by the Public Service Commission of Maryland in May 2014 to make necessary updates. This case is pending. See Note 17 to the Consolidated Financial Statements in Dominion Energy Midstream’s Annual Report on Form 10-K for the year ended December 31, 2016 for more information on the granted CPCN.

Note 12. Variable Interest Entities

There have been no significant changes regarding the entities Dominion Energy Midstream considers VIEs as described in Note 14 to the Consolidated Financial Statements in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2016.

Dominion Energy Midstream reimburses its general partner and affiliates for the costs of providing administrative, management and other services necessary for its operations. For the three and nine months ended September 30, 2017, these costs were $0.6 million and $1.5 million, respectively. For the three and nine months ended September 30, 2016, these costs were $0.3 million and $0.9 million, respectively.

In addition to the services purchased by our general partner, Dominion Energy Midstream purchased shared services from DES, DECGS and DEQPS of approximately $6.8 million, $3.1 million and $6.6 million for the three months ended September 30, 2017, respectively, and $20.4 million, $10.0 million and $24.3 million for the nine months ended September 30, 2017, respectively. Dominion Energy Midstream purchased shared services from DES and DECGS of approximately $6.3 million and $3.2 million for the three months ended September 30, 2016, respectively, and $18.8 million and $12.1 million for the nine months ended September 30, 2016, respectively. The Consolidated Balance Sheets at September 30, 2017 and December 31,

2016 include amounts due from Dominion Energy Midstream to DES, DECGS and DEQPS of approximately $4.8 million and $6.3 million, respectively. The Consolidated Balance Sheet at September 30, 2017 includes amounts due to Dominion Energy Midstream from DES and DEQPS of $0.5 million. There were no such amounts due to Dominion Energy Midstream at December 31, 2016.

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

Surety Bonds

At September 30, 2017, Dominion Energy Midstream had purchased $11.9 million of surety bonds, including $9.8 million held by Cove Point. Under the terms of surety bonds, Dominion Energy Midstream is obligated to indemnify the respective surety bond company for any amounts paid.

Note 14. Credit Risk

Credit risk is the risk of financial loss if counterparties fail to perform their contractual obligations. In order to minimize overall credit risk, credit policies are maintained, including the evaluation of counterparty financial condition. In addition, counterparties may make available collateral, including letters of credit, payment guarantees or cash deposits.

Dominion Energy Midstream provides service to approximately 140 customers, including the Storage Customers, marketers or end users, power generators, utilities and the Import Shippers. The two largest customers comprised approximately 29% of the total transportation and storage revenues for the three months ended September 30, 2017, with Dominion Energy Midstream’s largest customer, an affiliate, representing approximately 17% of such amount during the period. The three largest customers comprised approximately 39% of the total transportation and storage revenues for the nine months ended September 30, 2017, with Dominion Energy Midstream's largest customer, an affiliate, representing approximately 17% of such amount during the period. The two largest customers comprised approximately 62% and 68% of the total transportation and storage revenues for the three and nine months ended September 30, 2016, respectively, with Dominion Energy Midstream's largest customer representing approximately 48% and 52% of such amounts in each period.

Dominion Energy Midstream maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends and other information.  At September 30, 2017 and December 31, 2016, the provision for credit losses was $0.1 million and less than $0.1 million, respectively. Management believes, based on credit policies and the September 30, 2017 provision for credit losses, that it is unlikely that a material adverse effect on financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

Note 15. Related-Party Transactions

Dominion Energy Midstream engages in related-party transactions primarily with other Dominion Energy subsidiaries (affiliates), including our general partner. Dominion Energy Midstream's receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. Cove Point participates in certain Dominion Energy benefit plans as described in Note 16 to the Consolidated Financial Statements in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2016. In Dominion Energy Midstream's Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, amounts due to Dominion Energy associated with these benefit plans included in other deferred credits and other liabilities were $7.7 million and $6.2 million, respectively, and amounts due from Dominion Energy at September 30, 2017 and December 31, 2016 included in other deferred charges and other assets were $1.9 million and $0.9 million, respectively. In connection with the DECG Acquisition, for the nine months ended September 30, 2016, total transition costs of $1.3 million were expensed as incurred to operations and maintenance expense in the Consolidated Statements of Income. These costs were paid by Dominion Energy, and Dominion Energy Midstream subsequently reimbursed Dominion Energy. There were no such costs incurred during the three months ended September 30, 2016. Transactions related to the Dominion Energy Questar Pipeline Acquisition are described in Note 2.  A discussion of the remaining significant related party transactions follows.

Transactions with Affiliates

DES provides accounting, legal, finance and certain administrative and technical services to Dominion Energy Midstream, and DECGS and DEQPS provide human resources and operations services to Dominion Energy Midstream. Refer to Note 12 for further information.

For the three and nine months ended September 30, 2016, DECG reimbursed Dominion Energy a total of $0.2 million and $1.4 million, respectively, for costs incurred related to Dominion Energy's transition services agreement with SCANA to provide administrative functions related to DECG. No such costs were incurred for the three and nine months ended September 30, 2017.

Dominion Energy Midstream provides transportation and other services to affiliates and affiliates provide goods and services to Dominion Energy Midstream.

Affiliated transactions are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(millions)
Sales of natural gas transportation services to affiliates	$19.0	$3.4	$60.6	$4.3
Services provided to affiliates	0.8	0.3	1.7	0.3
Purchased gas from affiliates	1.3	0.3	5.1	0.4
Goods and services provided by affiliates to Dominion Energy Midstream(1)	23.1	15.9	71.9	40.7
(1)	Includes $18.2 million and $17.6 million of capitalized expenditures for the nine months ended September 30, 2017 and 2016, respectively.

Dominion Energy Credit Facility

In connection with the Offering, Dominion Energy Midstream entered into a credit facility with Dominion Energy with a borrowing capacity of $300.0 million. A summary of certain key terms of the credit facility with Dominion Energy is included in Note 20 to the Consolidated Financial Statements in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2016. At September 30, 2017 and December 31, 2016, $61.7 million and $63.2 million was outstanding against the credit facility, respectively. In October 2017, Dominion Energy Midstream drew an additional $5.5 million on the credit facility to fund capital expenditures at DECG. Outstanding borrowings are presented within current liabilities as such amounts could become payable on demand after a 90-day termination notice provided by either party.  No such notice has been provided through the date of this filing. Interest charges related to Dominion Energy Midstream's borrowings against the facility were $0.5 million and $1.3 million for the three and nine months ended September 30, 2017, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2016, respectively.

Affiliated Long-Term Debt

As a condition to closing under the Dominion Energy Questar Pipeline Contribution Agreement, in December 2016 Dominion Energy Midstream repaid a two-year, $300.8 million senior unsecured promissory note payable to Dominion Energy, which was issued in connection with the DECG Acquisition. Interest charges related to Dominion Energy Midstream's borrowing from Dominion Energy were $0.5 million and $1.4 million for the three and nine months ended September 30, 2016, respectively.

Natural Gas Imbalances

Dominion Energy Midstream maintains natural gas imbalances with affiliates. The imbalances with affiliates are provided below:

	September 30, 2017	December 31, 2016
(millions)
Imbalances payable to affiliates(1)	$0.6	$0.1
Imbalances receivable from affiliates(2)	1.3	6.3
(1)	Recorded in other current liabilities in the Consolidated Balance Sheets.
(2)	Recorded in other current assets in the Consolidated Balance Sheets.

Right of First Offer

In connection with the Offering, Dominion Energy Midstream entered into a right of first offer agreement with Dominion Energy as described in Note 20 to the Consolidated Financial Statements in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2016.  There have been no changes to this agreement.

Contributions from Dominion Energy

For the three and nine months ended September 30, 2017, Dominion Energy contributed $170.4 million and $634.0 million, respectively, to Cove Point. For the three and nine months ended September 30, 2016, Dominion Energy contributed $273.4 million and $812.0 million, respectively, to Cove Point. In October 2017, Dominion Energy contributed an additional $51.5 million to Cove Point. These contributions from Dominion Energy to Cove Point represent funding for capital expenditures primarily related to the Liquefaction Project.

For the three and nine months ended September 30, 2017, Dominion Energy allocated costs of $1.7 million and $5.9 million, respectively, to Dominion Energy Midstream related to the Dominion Energy Questar Pipeline Acquisition for which Dominion Energy did not seek reimbursement. For the three and nine months ended September 30, 2016, Dominion Energy allocated costs of $0.3 million and $0.4 million, respectively, to Dominion Energy Midstream related to the Dominion Energy Questar Pipeline Acquisition for which Dominion Energy did not seek reimbursement.

Note 16. Income Taxes

Dominion Energy Midstream is organized as an MLP, a pass-through entity for U.S. federal and state income tax purposes.  Each unitholder is responsible for taking into account the unitholder’s respective share of Dominion Energy Midstream’s items of taxable income, gain, loss and deduction in the preparation of income tax returns. Accordingly, Dominion Energy Midstream's Consolidated Financial Statements do not include income taxes for the periods presented with the exception of income taxes attributable to the Dominion Energy Questar Pipeline Predecessor.

Dominion Energy Questar Pipeline is a disregarded entity for income tax purposes and was treated as a taxable division of its corporate parent. Its business activities from the time of the Dominion Energy Questar Combination until the Dominion Energy Questar Pipeline Acquisition were included in the consolidated U.S. federal and certain state income tax returns of Dominion Energy. Dominion Energy Midstream’s Consolidated Financial Statements reflect income taxes for the same period. For periods prior to the Dominion Energy Questar Combination, Dominion Energy Questar Pipeline was included in the consolidated federal and certain state tax returns of its parent, Dominion Energy Questar.

Current income taxes for Dominion Energy Questar Pipeline were based on taxable income or loss, determined on a separate company basis, and, where applicable, settled in accordance with the principles of Dominion Energy’s intercompany tax sharing agreement. The settlements of Dominion Energy Questar Pipeline’s federal and state income taxes payable and net deferred income taxes are reflected as equity transactions in Dominion Energy Midstream’s Consolidated Financial Statements.

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

Dominion Energy Midstream also reports a Corporate and Other segment. The Corporate and Other segment primarily includes items attributable to Dominion Energy Midstream's operating segment that are not included in profit measures evaluated by executive management in assessing the segment's performance or in allocating resources. In 2017, our general partner incurred $5.9 million of transition costs in connection with the Dominion Energy Questar Pipeline Acquisition for which Dominion Energy did not seek reimbursement. In 2016, expenses of $5.8 million ($5.6 million after-tax) were recorded related to certain transaction and transition costs associated with the Dominion Energy Questar Pipeline Acquisition. Additionally, $0.4 million of such costs were incurred by our general partner in 2016, for which Dominion Energy did not seek reimbursement.

The following table presents segment information pertaining to Dominion Energy Midstream's operations:

	Gas Infrastructure	Corporate and Other	Total
(millions)
Three Months Ended September 30, 2017
Operating revenue	$113.0	$—	$113.0
Earnings from equity method investees	6.2	—	6.2
Net income (loss) including noncontrolling interest	36.6	(1.7)	34.9
Net income (loss) attributable to partners	50.3	(1.7)	48.6
Three Months Ended September 30, 2016
Operating revenue	$95.2	$—	$95.2
Earnings from equity method investees	4.9	—	4.9
Net income (loss) including noncontrolling interest and predecessors	56.1	(5.9)	50.2
Net income (loss) including noncontrolling interest	53.7	(0.3)	53.4
Net income (loss) attributable to partners	24.6	(0.3)	24.3
Nine Months Ended September 30, 2017
Operating revenue	$358.9	$—	$358.9
Earnings from equity method investees	19.4	—	19.4
Net income (loss) including noncontrolling interest	126.7	(5.9)	120.8
Net income (loss) attributable to partners	148.7	(5.9)	142.8
Nine Months Ended September 30, 2016
Operating revenue	$263.8	$—	$263.8
Earnings from equity method investees	15.0	—	15.0
Net income (loss) including noncontrolling interest and predecessors	161.1	(6.0)	155.1
Net income (loss) including noncontrolling interest	158.7	(0.4)	158.3
Net income (loss) attributable to partners	70.3	(0.4)	69.9

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
•

Contractual arrangements to be entered into with or performed by our customers substantially in the future, including any revenues anticipated thereunder and any possibility of termination and inability to replace such contractual arrangements, including contracts upon which our business is substantially dependent;

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

Factors Impacting Comparability of Our Financial Results

As of September 30, 2017, other than the matter discussed below, there have been no significant changes with regard to the factors impacting comparability of our financial results as disclosed in MD&A in Dominion Energy Midstream’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. The factors disclosed included the Dominion Energy Questar Pipeline Acquisition, Iroquois rate settlement, import contracts, the Liquefaction Project and income taxes.

Cove Point Rate Case

In August 2017, Cove Point filed a proposed stipulation and settlement agreement with FERC, which was supported or not opposed by the active parties. Under the terms of the settlement agreement, Cove Point’s rates effective October 2017 would result in decreases to annual revenues and depreciation expense of approximately $17.7 million and $3.0 million, respectively, compared to the rates in effect through December 2016.  Cove Point is awaiting final FERC approval of the settlement.  See Note 11 to the Consolidated Financial Statements for further information.

Accounting Matters

Critical Accounting Policies and Estimates

As of September 30, 2017, there have been no significant changes to the critical accounting policies and estimates disclosed in MD&A in Dominion Energy Midstream’s Annual Report on Form 10-K for the year ended December 31, 2016. The policies previously disclosed included the accounting for regulated operations, use of estimates in goodwill impairment testing and use of estimates in long-lived asset impairment testing.

Results of Operations

Presented below are selected amounts related to Dominion Energy Midstream's results of operations:

	Third Quarter			Year-to-Date
	2017	2016	$ Change	2017	2016	$ Change
(millions)
Operating revenue	$113.0	$95.2	$17.8	$358.9	$263.8	$95.1
Purchased gas	9.1	3.4	5.7	31.1	8.3	22.8
Net revenue	103.9	91.8	12.1	327.8	255.5	72.3
Other operations and maintenance	33.2	24.9	8.3	102.4	61.0	41.4
Depreciation and amortization	26.5	12.4	14.1	76.8	32.6	44.2
Other taxes	9.3	8.0	1.3	27.8	22.1	5.7
Earnings from equity method investees	6.2	4.9	1.3	19.4	15.0	4.4
Other income	1.7	0.8	0.9	4.3	2.2	2.1
Interest and related charges	7.9	0.8	7.1	23.7	0.7	23.0
Income tax expense	—	1.2	(1.2)	—	1.2	(1.2)
Net income including noncontrolling interest and predecessors	$34.9	$50.2	$(15.3)	$120.8	$155.1	$(34.3)
Less: Net loss attributable to Dominion Energy Questar Pipeline Predecessor	—	(3.2)		—	(3.2)
Net income including noncontrolling interest	34.9	53.4		120.8	158.3
Less: Net income (loss) attributable to noncontrolling interest	(13.7)	29.1		(22.0)	88.4
Net income attributable to partners	$48.6	$24.3		$142.8	$69.9
EBITDA	$69.3	$64.6		$221.3	$189.6
Adjusted EBITDA	$76.2	$27.9		$220.2	$80.0
Distributable cash flow	$45.8	$24.1		$130.6	$68.2

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measure for the three and nine months ended September 30, 2017 and 2016.

	Third Quarter		Year-to-Date
	2017	2016	2017	2016
(millions)
Adjustments to reconcile net income including noncontrolling interest and predecessors to EBITDA and Adjusted EBITDA:
Net income including noncontrolling interest and predecessors	$34.9	$50.2	$120.8	$155.1
Add:
Depreciation and amortization	26.5	12.4	76.8	32.6
Interest and related charges	7.9	0.8	23.7	0.7
Income tax expense	—	1.2	—	1.2
EBITDA	$69.3	$64.6	$221.3	$189.6
Distributions from equity method investees	8.2	6.2	22.2	17.9
Less:
Earnings from equity method investees	6.2	4.9	19.4	15.0
EBITDA attributable to Dominion Energy Questar Pipeline Predecessor	—	1.2	—	1.2
EBITDA attributable to noncontrolling interest	(4.9)	36.8	3.9	111.3
Adjusted EBITDA	$76.2	$27.9	$220.2	$80.0

The following table presents a reconciliation of distributable cash flow to the most directly comparable GAAP financial measure for the three and nine months ended September 30, 2017 and 2016.

	Third Quarter		Year-to-Date
	2017	2016	2017	2016
(millions)
Adjustments to reconcile net cash provided by operating activities to distributable cash flow:
Net cash provided by operating activities	$71.9	$98.2	$246.9	$228.6
Less:
Cash attributable to (from) noncontrolling interest(1)	(1.7)	53.1	18.9	132.6
Cash attributable to Dominion Energy Questar Pipeline Predecessor	—	18.6	—	18.6
Other changes in working capital and noncash adjustments	2.6	1.4	(8.3)	2.6
Equity method investee distributions included in investing activities	—	—	0.5	—
Adjusted EBITDA	76.2	27.9	220.2	80.0
Adjustments to cash:
Less: Distributions to preferred unitholders(2)	(9.5)	—	(28.5)	—
Plus (less): Deferred revenue(3)	(0.1)	—	(0.4)	2.0
Less: Amortization of regulatory liability(4)	(0.7)	(0.7)	(2.1)	(2.1)
Less: Maintenance capital expenditures(5)	(12.8)	(3.0)	(38.7)	(10.8)
Plus: Acquisition costs funded by Dominion Energy	1.7	0.3	5.9	0.4
Less: Interest expense and AFUDC equity	(9.1)	(0.5)	(26.0)	(1.5)
Plus: Non-cash director compensation	0.1	0.1	0.2	0.2
Distributable cash flow	$45.8	$24.1	$130.6	$68.2
(1)

The Preferred Equity Interest is a perpetual, non-convertible preferred equity interest entitled to the Preferred Return Distributions.  Any excess in cash available over the $50.0 million is attributable to the noncontrolling interest held by Dominion Energy but not available for distribution until the distribution reserve has been fully funded. The $25.0 million distribution reserve was fully funded in the fourth quarter of 2016. During the third quarter of 2017, excess cash available from the first half of 2017 was utilized to pay the quarterly distribution.

(2)	Represents distributions to which holders of the Series A Preferred Units are entitled.
(3)	Adjustment to reflect the difference between cash received and revenue recognized related to facilities payments that are deferred and recognized over the related customer contract periods.
(4)	Represents the monetization of a bankruptcy claim being amortized into income through February 2024.
(5)

Amounts include accruals. For the three and nine months ended September 30, 2017, amount excludes $13.9 million and $28.1 million, respectively, of Dominion Energy funded maintenance capital expenditures related to the Cove Point LNG Facility and Cove Point Pipeline. For the three and nine months ended September 30, 2016, amount excludes $6.8 million and $12.2 million, respectively, of Dominion Energy funded maintenance capital expenditures related to the Cove Point LNG Facility and Cove Point Pipeline. Dominion Energy has indicated that it intends to continue providing the funding necessary for such expenditures, but it is under no obligation to do so.

Analysis of Consolidated Operations

Overview

Net revenue reflects operating revenue less purchased gas expense. Purchased gas expense includes the value of natural gas retained for use in routine operations and the cost of LNG cooling quantity purchases. LNG cooling quantity purchases are required for Cove Point to maintain the cryogenic readiness of the Cove Point LNG Facility to the extent market conditions exist that neither import nor, once the Liquefaction Project is completed, export services are being sufficiently utilized. Historically, one or two LNG cooling cargos have been procured annually and billed to the Import Shippers pursuant to certain provisions in Cove Point's FERC Gas Tariff. Increases or decreases in purchased gas expenses related to LNG cooling quantities are offset by corresponding increases or decreases in operating revenues and thus have been financially neutral to Dominion Energy Midstream. Under the terms of a proposed stipulation and settlement agreement filed with FERC in August 2017, the Import Shippers’ responsibility for costs incurred for any LNG cooling cargos received prior to the earlier of operational commencement of the Liquefaction Project or March 2018 would be reduced to approximately half of such amounts incurred. If the Liquefaction Project has not commenced operations by March 2018 and LNG cooling quantities are required, Cove Point is responsible for any costs incurred until the Liquefaction Project commences operations. Upon operational commencement of the Liquefaction Project, the Import Shippers will have responsibility for costs incurred on certain LNG cooling quantities. As Cove Point’s contracts with the Export Customers contain similar cost recovery mechanisms, any LNG cooling quantities procured would be financially neutral to Dominion Energy Midstream upon operational commencement of the Liquefaction Project.

An analysis of Dominion Energy Midstream's results of operations follows:

Third Quarter 2017 vs. 2016

Net revenue increased 13%, primarily due to Dominion Energy Questar Pipeline operations being included for all of 2017 ($49.3 million), the Columbia to Eastover Project ($1.0 million), which was placed into service in November 2016, and the Keys Energy Project ($1.6 million), which was placed into service in March 2017. These increases were partially offset by a decrease from import contracts in 2017 ($41.4 million). Cove Point did not receive any LNG cooling cargos in either period.

Other operations and maintenance increased 33%, primarily due to Dominion Energy Questar Pipeline operations being included for all of 2017 ($8.3 million) and increases in labor and outside service costs associated with Cove Point’s operations affected by the Liquefaction Project ($2.7 million), partially offset by a decrease in acquisition-related costs ($4.3 million).

Depreciation and amortization increased $14.1 million, primarily due to Dominion Energy Questar Pipeline operations being included for all of 2017 ($12.7 million), revised depreciation rates at Cove Point ($1.0 million) and depreciation related to growth projects placed into service ($0.6 million).

Other taxes increased 16%, primarily due to Dominion Energy Questar Pipeline operations being included for all of 2017.

Earnings from equity method investees increased 27%, due to White River Hub being included for all of 2017 ($0.8 million) and an increase from Iroquois ($0.5 million).

Other income increased $0.9 million, primarily due to an increase in AFUDC associated with rate-regulated projects.

Interest and related charges increased $7.1 million, primarily due to debt acquired in the Dominion Energy Questar Pipeline Acquisition ($5.2 million) and an increase in interest rates on outstanding long-term debt in the third quarter of 2017 as compared to the third quarter of 2016 ($1.8 million).

Income tax expense decreased $1.2 million as a result of the absence of income taxes attributable to the Dominion Energy Questar Pipeline Predecessor.

Year-To-Date 2017 vs. 2016

Net revenue increased 28%, primarily due to Dominion Energy Questar Pipeline operations being included for all of 2017 ($164.5 million), the St. Charles Transportation Project ($2.6 million), which was placed into service in June 2016, the Columbia to Eastover Project ($3.0 million), which was placed into service in November 2016, and the Keys Energy Project ($3.9 million), which was placed into service in March 2017. These increases were partially offset by a decrease from import contracts in 2017 ($104.3 million). Cove Point did not receive any LNG cooling cargos in either period.

Other operations and maintenance increased 68%, primarily due to Dominion Energy Questar Pipeline operations being included for all of 2017 ($33.0 million) and increases in labor and outside service costs associated with Cove Point’s operations affected by the Liquefaction Project ($9.1 million), partially offset by the absence of organizational design initiative costs incurred during the first quarter of 2016 ($3.3 million) and a decrease in acquisition-related costs ($1.4 million).

Depreciation and amortization increased $44.2 million, primarily due to Dominion Energy Questar Pipeline operations being included for all of 2017 ($39.8 million), revised depreciation rates at Cove Point ($3.0 million) and depreciation related to growth projects placed into service ($1.5 million).

Other taxes increased 26%, primarily due to Dominion Energy Questar Pipeline operations being included for all of 2017.

Earnings from equity method investees increased 29%, due to White River Hub being included for all of 2017 ($2.6 million) and an increase from Iroquois ($1.8 million).

Other income increased 95%, primarily due to an increase in AFUDC associated with rate-regulated projects ($1.2 million) and Dominion Energy Questar Pipeline operations being included for all of 2017 ($0.4 million).

Interest and related charges increased $23.0 million, primarily due to debt acquired in the Dominion Energy Questar Pipeline Acquisition ($17.6 million) and an increase in interest rates on outstanding long-term debt in 2017 as compared to 2016 ($5.1 million).

Income tax expense decreased $1.2 million as a result of the absence of income taxes attributable to the Dominion Energy Questar Pipeline Predecessor.

Segment Results of Operations

Presented below is a summary of contributions by Dominion Energy Midstream's operating segment, Gas Infrastructure (previously named Dominion Energy), to net income including noncontrolling interest and predecessors:

	Third Quarter			Year-to-Date
	2017	2016	$ Change	2017	2016	$ Change
(millions)
Gas Infrastructure	$36.6	$56.1	$(19.5)	$126.7	$161.1	$(34.4)
Corporate and Other	(1.7)	(5.9)	4.2	(5.9)	(6.0)	0.1
Consolidated	$34.9	$50.2	$(15.3)	$120.8	$155.1	$(34.3)

Gas Infrastructure

The following table summarizes the key factors impacting Gas Infrastructure’s contribution to net income including noncontrolling interest and predecessors.

	Third Quarter 2017 vs. 2016 Increase/(Decrease)	Year-to-Date 2017 vs. 2016 Increase/(Decrease)
(millions)
Dominion Energy Questar Pipeline Acquisition	$24.1	$73.5
Import contracts	(41.4)	(104.3)
Growth projects placed into service	1.2	6.9
Labor and outside service costs associated with the Liquefaction Project	(2.7)	(9.1)
Interest rate on long-term debt	(1.8)	(5.1)
2016 organizational design initiative costs	(0.2)	3.3
Revised depreciation rates at Cove Point	(1.0)	(3.0)
Other	2.3	3.4
Change in net income contribution	$(19.5)	$(34.4)

Corporate and Other

Corporate and Other includes items attributable to Dominion Energy Midstream's operating segment that are not included in profit measures evaluated by executive management in assessing segment performance or in allocating resources among the segments. Corporate and Other expenses were $1.7 million and $5.9 million for the three and nine months ended September 30, 2017, respectively, consisting of certain transition costs associated with the Dominion Energy Questar Pipeline Acquisition. Corporate and Other expenses were $5.9 million and $6.0 million for the three and nine months ended September 30, 2016, consisting of certain acquisition costs associated with the Dominion Energy Questar Pipeline Acquisition.

Liquidity and Capital Resources

Overview

Dominion Energy Midstream's ongoing principal sources of liquidity may include distributions received from Cove Point from our Preferred Equity Interest, cash generated from operations of DECG and Dominion Energy Questar Pipeline, distributions received from our noncontrolling partnership interests in Iroquois and White River Hub, borrowings under our credit facility with Dominion Energy and issuances of debt and equity securities. We believe that cash from these sources will be sufficient to pay distributions on our common, subordinated and preferred units while continuing to meet our short-term working capital requirements and our long-term capital expenditure requirements. We expect to have sufficient distributable cash flow to pay the minimum quarterly distribution of $0.1750 per common unit and subordinated unit, which equates to $17.4 million per quarter, or $69.5 million per year in the aggregate, based on the number of common units and subordinated units outstanding at September 30, 2017. We do not have a legal or contractual obligation to pay distributions quarterly or on any other basis or at the minimum quarterly distribution rate or at any other rate on our common and subordinated units, and there is no guarantee that we will pay distributions to such unitholders in any quarter.

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

Outstanding Indebtedness

In connection with the Offering, Dominion Energy Midstream entered into a $300.0 million credit facility with Dominion Energy, allowing it to competitively pursue acquisitions and future organic growth opportunities or to otherwise meet its financial needs. At September 30, 2017 and December 31, 2016, $61.7 million and $63.2 million was outstanding against the credit facility, respectively. In October 2017, Dominion Energy Midstream drew an additional $5.5 million on the credit facility to fund capital expenditures at DECG.

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

For the nine months ended September 30, 2017, Dominion Energy Midstream paid total capital expenditures of $726.9 million, which included $66.8 million of maintenance capital expenditures.

Our significant capital projects, all of which are expansion projects, are described further below:

•

Total costs of developing the Liquefaction Project are estimated to be approximately $4.0 billion, excluding financing costs. Through September 30, 2017, Cove Point incurred approximately $3.9 billion of development and construction costs associated with the Liquefaction Project. The Liquefaction Project is expected to be placed into service in late 2017.

•

Total costs of the Eastern Market Access Project are estimated to be approximately $150 million. Through September 30, 2017, approximately $24 million of costs had been incurred. Construction on the project is expected to begin in the first quarter of 2018, and the project facilities are expected to be placed into service in late 2018.

•

Total costs of the Charleston Project are estimated to be approximately $120 million. Through September 30, 2017, approximately $76 million of costs had been incurred, all of which Dominion Energy Midstream incurred subsequent to the DECG Acquisition. In February 2017, DECG received FERC authorization to construct and operate the project facilities, which are expected to be placed into service in late 2017.

•

In September 2016, DECG entered into a facilities agreement with SCE&G to commit up to $9 million to improve certain measuring and regulation stations over the next seven years in exchange for a 20-year firm transportation commitment of 12,000 Dth/day. We currently expect to improve three to four stations per year over the next seven years, however, DECG is obligated to fund these station improvements only after they are mutually identified and agreed to with SCE&G. Total project costs were less than $1 million through September 30, 2017.

•

In March 2017, Dominion Energy Questar Pipeline committed to upgrade certain facilities and increase capacity, including the Hyrum Project, and entered into agreements to provide firm transportation service to Questar Gas Company, an affiliate. Total costs of these projects are expected to be approximately $10 million through 2027. Through September 30, 2017, less than $1 million of costs had been incurred related to these projects.

In addition to the expansion projects described above, Cove Point will incur maintenance capital expenditures to acquire spare parts for critical components of its Liquefaction Project. These costs are expected to be approximately $7 million from October 2017 through the first half of 2018.

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

Quarterly Period Ended	Total Quarterly Distribution (per unit)	Total Cash Distribution (in millions)	Date of Declaration	Date of Record	Date of Distribution
December 31, 2015	$0.2135	$16.8	January 21, 2016	February 5, 2016	February 15, 2016
March 31, 2016	0.2245	17.8	April 19, 2016	May 3, 2016	May 13, 2016
June 30, 2016	0.2355	19.0	July 22, 2016	August 5, 2016	August 15, 2016
September 30, 2016	0.2475	24.3	October 21, 2016	November 4, 2016	November 15, 2016
December 31, 2016	0.2605	27.5	January 25, 2017	February 6, 2017	February 15, 2017
March 31, 2017	0.2740	30.1	April 21, 2017	May 5, 2017	May 15, 2017
June 30, 2017	0.2880	32.9	July 21, 2017	August 4, 2017	August 15, 2017
September 30, 2017(1)	0.3025	35.8	October 24, 2017	November 6, 2017	November 15, 2017
(1)	Total cash distribution is based on units issued through October 2017.

Record holders of the Series A Preferred Units are entitled to receive cumulative quarterly distributions, payable in cash, payable in kind or a combination thereof at the option of our general partner, equal to $0.3134 per Series A Preferred Unit in respect of each quarter ending before December 1, 2018. The table below summarizes the quarterly distributions on the Series A Preferred Units.

Quarterly Period Ended	Total Distribution (in millions)		Amount Payable in Cash (in millions)	Amount Payable in Kind (in millions)
December 31, 2016	$3.2	(1)	$3.2	$—
March 31, 2017	9.5		9.5	—
June 30, 2017	9.5		9.5	—
September 30, 2017	9.5		9.5	—
(1)

For the period subsequent to the issuance of the Series A Preferred Units through December 31, 2016, the initial quarterly cash distribution was calculated as the minimum quarterly distribution of $0.3134 per unit prorated for the portion of the quarter subsequent to the issuance of the Series A Preferred Units.

Cash Flows

A summary of cash flows is presented below:

	Nine Months Ended September 30,
	2017	2016
(millions)
Cash and cash equivalents at beginning of year	$39.6	$35.0
Cash flows provided by (used in):
Operating activities	246.9	228.6
Investing activities	(727.7)	(959.6)
Financing activities	520.0	774.1
Net increase in cash and cash equivalents	39.2	43.1
Cash and cash equivalents at September 30	$78.8	$78.1

Operating Cash Flows

In the first nine months of 2017, net cash provided by Dominion Energy Midstream's operating activities increased $18.3 million, primarily due to Dominion Energy Questar Pipeline operations being included for all of 2017 and revenues from growth projects, partially offset by lower revenues from Cove Point import contracts in 2017.

Investing Cash Flows

In the first nine months of 2017, net cash used in Dominion Energy Midstream's investing activities decreased $231.9 million, primarily due to lower expenditures for the Liquefaction Project, partially offset by higher expenditures for the Charleston Project.

Financing Cash Flows and Liquidity

In the first nine months of 2017, net cash provided by Dominion Energy Midstream's financing activities decreased $254.1 million, primarily due to lower capital contributions from Dominion Energy to fund the Liquefaction Project and increased distributions to unitholders.

In May 2016, Dominion Energy Midstream filed an SEC shelf registration for the ability to sell common units through an at-the-market program and pursuant to which it may offer from time to time up to $150 million aggregate amount of its common units. Sales of common units, if any, will be made by means of ordinary brokers' transactions on the NYSE, in block transactions, or as otherwise agreed to between the managers and us. In July 2016, Dominion Energy Midstream entered into an equity distribution agreement with nine separate managers to effect sales under the program. In September 2017, Dominion Energy Midstream provided sales instructions to two of the managers and issued 14,724 units and received cash proceeds of $0.5 million, net of fees and commissions of less than $0.1 million. In October 2017, Dominion Energy Midstream issued 217,051 units and received cash proceeds of $6.9 million, net of fees and commissions of $0.1 million. Dominion Energy Midstream still has the ability to issue $142.5 million of common units under the program.

Customer Concentration

Dominion Energy Midstream provides service to approximately 140 customers, including the Storage Customers, marketers or end users, power generators, utilities and the Import Shippers. The two largest customers comprised approximately 29% of the total transportation and storage revenues for the three months ended September 30, 2017 and the three largest customers comprised approximately 39% of the total transportation and storage revenues for the nine months ended September 30, 2017. See Note 14 to the Consolidated Financial Statements for additional information.

Contractual Obligations

At September 30, 2017, there have been no material changes outside the ordinary course of business to Dominion Energy Midstream's contractual obligations as disclosed in MD&A in the Dominion Energy Midstream Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

Other than the holding of surety bonds as discussed in Note 13 to the Consolidated Financial Statements, Dominion Energy Midstream had no off-balance sheet arrangements at September 30, 2017.

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

Environmental Matters

Dominion Energy Midstream is subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note 18 in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2016, Future Issues and Other Matters in MD&A in Dominion Energy Midstream’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017 and Note 13 to the Consolidated Financial Statements in this report for additional information on various environmental matters.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Upon the closing of the Offering, we entered into a $300.0 million variable rate credit facility with Dominion Energy. At September 30, 2017, we had $61.7 million outstanding indebtedness against the credit facility. In connection with the Dominion Energy Questar Pipeline Acquisition, we borrowed $300.0 million under a three-year variable rate term loan agreement. A hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at September 30, 2017.

Effective March 2017, Dominion Energy Midstream uses interest rate derivatives to manage risks associated with variable interest rates. At September 30, 2017, Dominion Energy Midstream had $300.0 million in aggregate notional amounts of these interest rate derivatives outstanding, all of which were designated as cash flow hedges of forecasted interest payments. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $1.3 million in the fair value of Dominion Energy Midstream's interest rate derivatives at September 30, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Senior management of Dominion Energy Midstream's general partner, including the general partner's CEO and CFO, evaluated the effectiveness of Dominion Energy Midstream's disclosure controls and procedures at September 30, 2017, the end of the period covered by this report. Based on this evaluation process, the CEO and CFO of Dominion Energy Midstream's general partner have concluded that Dominion Energy Midstream's disclosure controls and procedures are effective.

During the quarter ended September 30, 2017, there were no changes in Dominion Energy Midstream's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Dominion Energy Midstream's internal control over financial reporting.

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

See the following for discussions on various environmental and other regulatory proceedings to which Dominion Energy Midstream is a party, which information is incorporated herein by reference:

•	Notes 12 and 18 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2016.
•	Notes 11 and 13 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in Dominion Energy Midstream's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.
•	Notes 11 and 13 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in Dominion Energy Midstream's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
•	Notes 11 and 13 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in this report.

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

101

The following financial statements from Dominion Energy Midstream’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 1, 2017, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statement of Equity and Partners’ Capital, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY MIDSTREAM PARTNERS, LP
Registrant

By: Dominion Energy Midstream GP, LLC, its general partner

November 1, 2017	/s/ Michele L. Cardiff
Michele L. Cardiff
Vice President, Controller and
Chief Accounting Officer