Form 10-K
period 2017-12-31
Dominion Energy Midstream Partners, LP
filed 2018-02-27
CIK 1603286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number	Exact name of registrants as specified in their charters	I.R.S. Employer Identification Number

001-36684	DOMINION ENERGY MIDSTREAM PARTNERS, LP	46-5135781

DELAWARE (State or other jurisdiction of incorporation or organization)

	120 TREDEGAR STREET RICHMOND, VIRGINIA (Address of principal executive offices)	23219 (Zip Code)

(804) 819-2000 (Registrants’ telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units Representing Limited Partner Interests	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common units held by non-affiliates was approximately $1.4 billion based on the closing price of its common units as reported on the New York Stock Exchange as of the last day of its most recently completed second fiscal quarter. At February 23, 2018, Dominion Energy Midstream Partners, LP had 67,959,770 common units and 31,972,789 subordinated units outstanding.

Dominion Energy Midstream Partners, LP

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Cove Point,” “the Predecessor,” “our predecessor,” and “we,” “our,” “us,” “our partnership” or like terms when used in a historical context (periods prior to October 20, 2014), refer to Dominion Energy Cove Point LNG, LP as our predecessor for accounting purposes. When used in the present tense or prospectively (periods beginning October 20, 2014), “Dominion Energy Midstream,” “we,” “our,” “us” or like terms refer to Dominion Energy Midstream Partners, LP; one of its wholly-owned subsidiaries, Cove Point GP Holding Company, LLC, Iroquois GP Holding Company, LLC, Dominion Energy Carolina Gas Transmission, LLC (beginning April 1, 2015) or Dominion Energy Questar Pipeline, LLC and its subsidiaries (beginning December 1, 2016); or all of them taken as a whole.

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym	Definition
2005 Agreement	An agreement effective March 1, 2005, which Cove Point entered into with the Sierra Club and the Maryland Conservation Council, Inc.
2017 Tax Reform Act

An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (previously known as The Tax Cuts and Jobs Act) enacted on December 22, 2017

Additional Return Distributions	The additional cash distribution equal to 3.0% of Cove Point’s Modified Net Operating Income in excess of $600 million distributed each year
Adjusted EBITDA

EBITDA after adjustment for EBITDA attributable to predecessors and a noncontrolling interest in Cove Point held by Dominion Energy, less income from equity method investees, plus distributions from equity method investees

AFUDC	Allowance for funds used during construction
AIP	Annual Incentive Plan
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a limited liability company owned by Dominion Energy, Duke Energy Corporation, Piedmont Natural Gas Company, Inc. and Southern Company Gas
Bcf	Billion cubic feet
Bcfe	Billion cubic feet equivalent
Blue Racer	Blue Racer Midstream, LLC, a joint venture between Dominion Energy and Caiman
BRP	Retirement Benefit Restoration Plan
CAA	Clean Air Act
Caiman	Caiman Energy II, LLC
CAP	IRS Compliance Assurance Process
CD&A	Compensation Discussion and Analysis
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CGN Committee	Compensation, Governance and Nominating Committee of Dominion Energy’s Board of Directors
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

CO2	Carbon dioxide
Cove Point	Dominion Energy Cove Point LNG, LP
Cove Point Facilities	Collectively, the Liquefaction Project, Cove Point LNG Facility and Cove Point Pipeline
Cove Point Holdings	Cove Point GP Holding Company, LLC
Cove Point LNG Facility	An LNG terminalling and storage facility located on the Chesapeake Bay in Lusby, Maryland owned by Cove Point
Cove Point Pipeline	An approximately 136-mile natural gas pipeline owned by Cove Point that connects the Cove Point LNG Facility to interstate natural gas pipelines
CPCN	Certificate of Public Convenience and Necessity
CRA	Compliance Resolution Agreement
CWA	Clean Water Act
DCPI	Dominion Cove Point, Inc.
DECG	Dominion Energy Carolina Gas Transmission, LLC
DECG Acquisition	The acquisition of DECG by Dominion Energy Midstream from Dominion Energy on April 1, 2015
DECG Predecessor	Dominion Energy as the predecessor for accounting purposes for the period from Dominion Energy’s acquisition of DECG from SCANA on January 31, 2015 until the DECG Acquisition
DECGS	Dominion Energy Carolina Gas Services, Inc.
DEPC	Dominion Energy Payroll Company, Inc.
DEQPS	Dominion Energy Questar Pipeline Services, Inc.
DES	Dominion Energy Services, Inc.
DETI	Dominion Energy Transmission, Inc.
DGP	Dominion Gathering and Processing, Inc.
DOE	U.S. Department of Energy
DOL	U.S. Department of Labor
Dominion Energy

The legal entity, Dominion Energy, Inc., one or more of its consolidated subsidiaries (other than Dominion Energy Midstream GP, LLC and its subsidiaries) or operating segments, or the entirety of Dominion Energy, Inc. and its consolidated subsidiaries

Abbreviation or Acronym	Definition
Dominion Energy Gas

The legal entity, Dominion Energy Gas Holdings, LLC, one or more of its consolidated subsidiaries or operating segment, or the entirety of Dominion Energy Gas Holdings, LLC and its consolidated subsidiaries

Dominion Energy Midstream

The legal entity, Dominion Energy Midstream Partners, LP, one or more of its consolidated subsidiaries, Cove Point Holdings, Iroquois GP Holding Company, LLC, DECG (beginning April 1, 2015) and Dominion Energy Questar Pipeline (beginning December 1, 2016), or the entirety of Dominion Energy Midstream Partners, LP and its consolidated subsidiaries

Dominion Energy Midstream LTIP	Dominion Energy Midstream Partners, LP 2014 Long-Term Incentive Plan
Dominion Energy Questar

The legal entity, Dominion Energy Questar Corporation, one or more of its consolidated subsidiaries or operating segment, or the entirety of Dominion Energy Questar Corporation and its consolidated subsidiaries

Dominion Energy Questar Pipeline	The legal entity, Dominion Energy Questar Pipeline, LLC, one or more of its consolidated subsidiaries, or the entirety of Dominion Energy Questar Pipeline, LLC and its consolidated subsidiaries
Dominion Energy Questar Pipeline Acquisition	The acquisition of Dominion Energy Questar Pipeline by Dominion Energy Midstream from Dominion Energy on December 1, 2016
Dominion Energy Questar Pipeline Contribution Agreement	Contribution, Conveyance and Assumption Agreement between Dominion Energy and Dominion Energy Midstream dated October 28, 2016
Dominion Energy Questar Pipeline Predecessor

Dominion Energy as the predecessor for accounting purposes for the period from Dominion Energy’s acquisition of Dominion Energy Questar Pipeline on September 16, 2016 until the Dominion Energy Questar Pipeline Acquisition

DOT	U.S. Department of Transportation
Dth	Dekatherm
Duke	The legal entity, Duke Energy Corporation, one or more of its consolidated subsidiaries or operating segments, or the entirety of Duke Energy Corporation and its consolidated subsidiaries
EA	Environmental assessment
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

EPA	U.S. Environmental Protection Agency
EPACT	Energy Policy Act of 2005
ERISA	Employee Retirement Income Security Act of 1974
ESRP	Executive Supplemental Retirement Plan
Export Customers	ST Cove Point, LLC, a joint venture of Sumitomo Corporation and Tokyo Gas Co., Ltd., and GAIL Global (USA) LNG, LLC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FERC Order

FERC order issued on September 29, 2014 that granted authorization for Cove Point to construct, modify and operate the Liquefaction Project, subject to conditions, and also granted authorization to enhance the Cove Point Pipeline

FIPs	Failures in individual performance
FTA	Free Trade Agreement
FTA Authorization	Authorization from the DOE for the export of up to 1.0 Bcfe/day of natural gas to countries that have or will enter into an FTA for trade in natural gas
FW Cook	Frederic W. Cook & Co.
GAAP	U.S. generally accepted accounting principles
Gas Infrastructure	Gas Infrastructure Group operating segment
GHG	Greenhouse gas
Hyrum Project

Project to provide 100,000 Dths/day of firm transportation service to help meet growing demand for natural gas for Questar Gas Company, an affiliated local gas utility serving customers in Utah, Wyoming and Idaho

IDR	Incentive distribution right
Import Shippers	The three LNG import shippers consisting of BP Energy Company, Shell NA LNG, Inc. and Statoil
IRA	Individual retirement account
IRC	Internal Revenue Code
Iroquois	Iroquois Gas Transmission System, L.P.
IRS	Internal Revenue Service
Keys Energy Project

Project to provide 107,000 Dths/day of firm transportation service from Cove Point’s interconnect with Transco in Fairfax County, Virginia to Keys Energy Center, LLC’s power generating facility in Prince George’s County, Maryland

Liquefaction Project	A natural gas export/liquefaction facility at Cove Point
LNG	Liquefied natural gas

Abbreviation or Acronym	Definition
LTIP	Long-term incentive plan
Maryland Commission	Public Service Commission of Maryland
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MLP	Master limited partnership, equivalent to publicly traded partnership
Modified Net Operating Income	Cove Point’s Net Operating Income plus any interest expense included in the computation of Net Operating Income
Mtpa	Million metric tons per annum
NEO	Named executive officers
Net Operating Income	Cove Point’s gross revenues from operations minus its interest expense and operating expenses, but excluding depreciation and amortization, as determined for U.S. federal income tax purposes
NG	Collectively, North East Transmission Co., Inc. and National Grid IGTS Corp.
NGA	Natural Gas Act of 1938, as amended
NGPSA	Natural Gas Pipeline Safety Act of 1968, as amended
NJNR	NJNR Pipeline Company
Non-FTA Authorization	Authorization from the DOE for the export of up to 0.77 Bcfe/day of natural gas to countries that do not have an FTA for trade in natural gas
Non-Open Access Services	Non-open access, proprietary non-jurisdictional services with rates, terms and conditions that are determined by arm’s length negotiations with customers
NYSE	New York Stock Exchange
Offering	The initial public offering of common units of Dominion Energy Midstream
Open Access Services	Open access jurisdictional services with cost-based rates and terms and conditions that are part of a tariff approved by FERC organizational design initiative

In the first quarter of 2016, Dominion Energy announced an organizational design initiative that reduced its total workforce during 2016, the goal of which was to streamline its leadership structure and push decision making lower while also improving efficiency

OSHA	Federal Occupational Safety and Health Act, as amended
PHMSA	Pipeline and Hazardous Materials Safety Administration
ppb	Parts-per-billion
predecessors	Collectively, DECG Predecessor and Dominion Energy Questar Pipeline Predecessor
Preferred Equity Interest	A perpetual, non-convertible preferred equity interest in Cove Point entitled to the Preferred Return Distributions and the Additional Return Distributions
Preferred Return Distributions	The first $50.0 million of annual cash distributions made by Cove Point
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
ROFO Assets

Any of the common equity interests in Cove Point or the indirect ownership interests in Blue Racer or Atlantic Coast Pipeline subject to the right of first offer agreement with Dominion Energy entered into in connection with the Offering

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
Virginia Power

The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segments, or the entirety of Virginia Electric and Power Company and its consolidated subsidiaries

VOC	Volatile organic compounds
Wexpro	The legal entity, Wexpro Company, one or more of its consolidated subsidiaries, or the entirety of Wexpro Company and its consolidated subsidiaries
White River Hub	White River Hub, LLC

Part I

Item 1. Business

OVERVIEW

Dominion Energy Midstream is a growth-oriented Delaware limited partnership formed on March 11, 2014 by Dominion Energy to grow a portfolio of natural gas terminaling, processing, storage, transportation and related assets. Dominion Energy Midstream’s common units began trading on the NYSE on October 15, 2014, under the ticker symbol “DM.” At December 31, 2017, Dominion Energy owned the general partner, 50.6% of the common and subordinated units and 37.5% of the convertible preferred interests in Dominion Energy Midstream. In connection with the Offering, Dominion Energy Midstream acquired the Preferred Equity Interest and the general partner interest in Cove Point from Dominion Energy.

Cove Point owns and operates the Cove Point LNG Facility and the Cove Point Pipeline. Cove Point has historically generated a significant portion of its revenue and earnings from annual reservation payments under certain regasification, storage and transportation contracts. Upon operational commencement of the Liquefaction Project, the majority of Cove Point’s revenue and earnings will be generated from annual reservation payments under certain terminaling, storage and transportation contracts.

On April 1, 2015, Dominion Energy Midstream acquired from Dominion Energy all of the issued and outstanding membership interests of DECG, an open access, transportation-only interstate pipeline company in South Carolina and southeastern Georgia, for total consideration of $500.8 million. See Note 4 to the Consolidated Financial Statements for additional information regarding this acquisition.

On September 29, 2015, Dominion Energy Midstream acquired NG’s 20.4% and NJNR’s 5.53% partnership interests in Iroquois and, in exchange, Dominion Energy Midstream issued common units representing limited partner interests in Dominion Energy Midstream to both NG and NJNR. The Iroquois investment, accounted for under the equity method, was recorded at $216.5 million. See Note 4 to the Consolidated Financial Statements for additional information regarding this equity method investment.

On December 1, 2016, Dominion Energy Midstream acquired from Dominion Energy all of the issued and outstanding membership interests of Dominion Energy Questar Pipeline, which owns and operates interstate natural gas pipelines and storage facilities in the western U.S., for total consideration of $1.29 billion. See Note 4 to the Consolidated Financial Statements for additional information regarding this acquisition.

Dominion Energy Midstream manages its daily operations through one operating segment, Gas Infrastructure, which consists of gas transportation, LNG terminalling services and storage. In addition to Gas Infrastructure, Dominion Energy Midstream also reports a Corporate and Other segment, which primarily includes specific items attributable to its operating segment that are not included in profit measures evaluated by executive management in assessing the operating segment’s performance or in allocating resources. See Note 25 to the Consolidated Financial Statements for further discussions of Dominion Energy Midstream’s operating segment, which information is incorporated herein by reference.

6

ORGANIZATIONAL STRUCTURE

The following simplified diagram depicts Dominion Energy Midstream’s organizational and ownership structure at December 31, 2017.

ASSETS AND OPERATIONS

Dominion Energy Midstream’s ongoing principal sources of cash flow include distributions received from Cove Point from our Preferred Equity Interest, cash generated from the operations of DECG and Dominion Energy Questar Pipeline and distributions received from our noncontrolling partnership interests in Iroquois and White River Hub.

Preferred Equity Interest

One of our primary cash flow generating assets is the Preferred Equity Interest which is entitled to Preferred Return Distributions so long as Cove Point has sufficient cash and undistributed Net Operating Income (determined on a cumulative basis from the closing of the Offering) from which to make Preferred Return Distributions. Preferred Return Distributions will be made on a quarterly basis and will not be cumulative. The Preferred Equity Interest is also entitled to the Additional Return Distributions and should benefit from the expected increased cash flows and income associated with the Liquefaction Project once it is commercially operational.

We believe that Cove Point has generated cash and cumulative Net Operating Income in excess of that required to make Preferred Return Distributions until the Liquefaction Project is commercially operational, expected in March 2018. We expect the cash flows and Net Operating Income from the Liquefaction Project, once commercially operational, to replace and substantially exceed Cove Point’s cash flows and Net Operating Income from its existing import contracts and associated transportation contracts. See description of the Liquefaction Project under Assets and Operations—Cove Point. Until the Liquefaction Project is completed, Cove Point was prohibited from making a distribution on its common equity interests unless it has a distribution reserve sufficient to pay two quarters of Preferred Return Distributions (and two quarters of similar distributions with respect to any other preferred equity interest in Cove Point). Cove Point fully funded this distribution reserve in October 2016, but there can be no assurance that funds will be sufficient for such purpose or that Cove Point will have sufficient cash and undistributed Net Operating Income to permit it to continue to make Preferred Return Distributions. The distribution reserve was fully utilized to fund the quarterly Preferred Return Distributions paid in November 2017 and February 2018. We do not expect to cause Cove Point to make distributions on its common equity, or the Additional Return Distributions, prior to the Liquefaction Project commencing commercial service. No distribution reserve will be established for the Additional Return Distributions.

Cove Point

Cove Point is a Delaware limited partnership, of which Dominion Energy Midstream owns the preferred equity interests and the general partner interest and Dominion Energy owns the common equity interests. Cove Point’s operations currently consist of LNG import and storage services at the Cove Point LNG Facility and the transportation of domestic natural gas and regasified LNG to Mid-Atlantic markets via the Cove Point Pipeline. Following binding commitments from counterparties, Cove Point requested and received regulatory approval to operate the Cove Point LNG

Facility as a bi-directional facility, able to import LNG and regasify it as natural gas or to liquefy domestic natural gas and export it as LNG.

COVE POINT’S IMPORT/STORAGE/REGASIFICATION FACILITIES

The Cove Point LNG Facility includes an offshore pier, LNG storage tanks, regasification facilities and associated equipment required to (i) receive imported LNG from tankers, (ii) store LNG in storage tanks, (iii) regasify LNG and (iv) deliver regasified LNG to the Cove Point Pipeline. The Cove Point LNG Facility has a contractual peak regasification capacity of approximately 1.8 million Dths/day and an aggregate LNG storage capacity of 695,000 cubic meters of LNG, or approximately 14.6 Bcfe, of which approximately 53% was contracted at December 31, 2017. The available capacity reflects the expiration of an agreement with Statoil in 2017. In addition, the Cove Point LNG Facility has an existing liquefier (unrelated to the Liquefaction Project) capable of liquefying approximately 15,000 Dths/day of natural gas. This liquefaction capacity is primarily used to liquefy natural gas received from domestic customers that store LNG in our tanks for use during peak periods of natural gas demand. Cove Point offers both Open Access Services and Non-Open Access Services. Cove Point’s two-berth pier is located approximately 1.1 miles offshore in the Chesapeake Bay. Cove Point operates the Cove Point LNG Facility on an integrated basis with no equipment exclusively used for the benefit of Open Access Services or Non-Open Access Services.

Cove Point currently provides services under (i) long-term agreements with the Import Shippers for an aggregate of 1.0 million Dths/day of firm and off-peak regasification capacity, and (ii) long-term agreements for an aggregate 204,000 Dths/day of firm capacity with the Storage Customers who receive firm peaking services, whereby the Storage Customers deliver domestic natural gas to the Cove Point LNG Facility to be liquefied and stored during the summer for withdrawal on a limited number of days at peak times during the winter. Through December 31, 2016, Cove Point had 800,000 Dths/day of regasification and firm transportation capacity under contract with Statoil, one of the Import Shippers, which decreased to a maximum of 277,650 Dths/day of such capacity through its expiration in the second quarter of 2017. In 2017, the Import Shippers comprised approximately 25% of total consolidated operating revenues for Dominion Energy Midstream. Cove Point’s customers are required to pay fixed monthly charges, regardless of whether they use the amount of capacity they have paid to reserve at the Cove Point LNG Facility. The available storage and most of the transportation capacity of the Cove Point LNG Facility will be utilized in connection with the Liquefaction Project.

COVE POINT’S PIPELINE FACILITIES

The Cove Point Pipeline is a 36-inch diameter bi-directional underground, interstate natural gas pipeline that extends approximately 88 miles from the Cove Point LNG Facility to interconnections with pipelines owned by Transco in Fairfax County, Virginia, and with Columbia Gas Transmission LLC and DETI, both in Loudoun County, Virginia. In 2009, the original pipeline was expanded to include a 36-inch diameter loop that extends approximately 48 miles, roughly 75% of which is parallel to the original pipeline. Cove Point has two compressor stations, with approximately 30,840 installed compressor horsepower, at its interconnections with the three upstream interstate pipelines. The Loudoun Compressor Station is located at the western end of the Cove Point Pipeline where it interconnects with the pipeline systems of DETI and Columbia Gas Transmission LLC. The Pleasant Valley Compressor Station is located roughly 13 miles to the southeast of the Loudoun Compressor Station, where the Cove Point Pipeline interconnects with Transco’s pipeline system.

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

In June 2015, Cove Point executed two binding precedent agreements for the approximately $150 million Eastern Market Access Project. In January 2018, Cove Point received FERC authorization to construct and operate the project facilities, which are expected to be placed into service in early 2019.

COVE POINT’S EXPORT/LIQUEFACTION FACILITIES

The Liquefaction Project, which will consist of one LNG train with a design nameplate outlet capacity of 5.25 Mtpa, is expected to be placed in service in March 2018. Under normal operating conditions and after accounting for maintenance downtime and other losses, the firm contracted capacity for LNG loading onto ships will be approximately 4.6 Mtpa (0.66 Bcfe/day). Cove Point has authorization from the DOE to export up to 0.77 Bcfe/day (approximately 5.75 Mtpa) should the liquefaction facilities perform better than expected. The Liquefaction Project will enable the Cove Point LNG Facility to liquefy domestically produced natural gas and export it as LNG. The Liquefaction Project has been constructed on land already owned by Cove Point, which is within the developed area of the existing Cove Point LNG Facility, and will be integrated with a number of the facilities that are currently operational. Domestic natural gas will be delivered to the Cove Point LNG Facility through the Cove Point Pipeline for liquefaction and will be exported as LNG. The total costs of developing the Liquefaction Project are estimated to be approximately $4.1 billion, excluding financing costs. Through December 31, 2017, Cove Point incurred $4.0 billion of development and construction costs associated with the Liquefaction Project. Dominion Energy has indicated that it intends to provide the funding necessary for the remaining costs for the Liquefaction Project, but it is under no obligation to do so.

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

Upon commercial operation of the Liquefaction Project, a substantial portion of Cove Point’s revenues will be dependent upon the payment of these two customers. Cove Point’s future results and liquidity are primarily dependent upon the payment of the Export Customers under their respective contracts, and on their continued willingness and ability to perform their contractual obligations.

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

DECG

DECG operates as an open access, transportation-only interstate pipeline company in South Carolina and southeastern Georgia. At December 31, 2017, DECG’s natural gas system consisted of nearly 1,500 miles of transmission pipeline of up to 24 inches in diameter and five compressor stations with approximately 34,500 installed compressor horsepower. DECG’s system transports gas to its customers from the transmission systems of Southern Natural Gas Company at Port Wentworth, Georgia and Aiken County,

South Carolina; Southern LNG, Inc. at Elba Island, near Savannah, Georgia; Elba Express Company at Port Wentworth, Georgia; and Transco in Cherokee and Spartanburg counties in South Carolina. All of DECG’s operations are regulated by FERC.

DECG’s customers include SCE&G (which uses natural gas for electricity generation and for gas distribution to retail customers), SCANA Energy Marketing, Inc. (which markets natural gas to industrial and “sale for resale” customers, primarily in the southeastern U.S.), municipalities, county gas authorities, federal and state agencies, marketers, power generators and industrial customers primarily engaged in the manufacturing or processing of ceramics, paper, metal and textiles.

DECG’s revenues are primarily derived from reservation charges for firm services as provided for in its FERC-approved tariff. DECG’s pipeline system has contracted pipeline capacity of approximately 790,073 Dths/day. More than 90% of this capacity is contracted beyond 2019.

In 2014, DECG executed three binding precedent agreements for the approximately $125 million Charleston Project. In February 2017, DECG received FERC authorization to construct and operate the project facilities, which are expected to be placed into service in March 2018. The Charleston Project is supported by long-term contracts with terms ranging from 10 to 30 years.

Dominion Energy Questar Pipeline

Dominion Energy Questar Pipeline owns and operates interstate natural gas pipelines and storage facilities in the western U.S., providing natural gas transportation and underground storage services in Utah, Wyoming and Colorado. Dominion Energy Questar Pipeline’s operations are primarily regulated by FERC. At December 31, 2017, Dominion Energy Questar Pipeline owned and operated nearly 2,200 miles of natural gas transportation pipelines across northeastern and central Utah, northwestern Colorado and southwestern Wyoming. Dominion Energy Questar Pipeline’s system ranges in diameter from lines that are less than four inches to 36 inches. Dominion Energy Questar Pipeline owns 18 transmission and storage compressor stations with approximately 221,200 combined installed compressor horsepower. Dominion Energy Questar Pipeline also owns gathering lines as well as processing facilities near Price, Utah, which provide for dew-point control to meet gas-quality specifications of downstream pipelines. Additionally, Dominion Energy Questar Pipeline owns and operates 50% of White River Hub, an 11-mile FERC-regulated natural gas transportation pipeline in western Colorado, which is accounted for under the equity method.

Dominion Energy Questar Pipeline’s transportation customers include its affiliate, Questar Gas Company, which provides the largest share of transportation revenues, as well as Enterprise Gas Processing, LLC, Rockies Express Pipeline LLC, Citadel Energy Marketing LLC, Wyoming Interstate Company, LLC, Pacificorp, Encana Marketing (USA) Inc. and other unaffiliated end-users, marketers and producers in the Rocky Mountain region. The Dominion Energy Questar Pipeline systems interconnect with several major, unaffiliated natural gas pipeline systems owned by Kern River Gas Transmission Company, Ruby Pipeline, LLC, Rockies Express Pipeline, LLC, Northwest Pipeline, LLC, Wyoming Interstate Company, TransColorado Gas Transmission Company, LLC, and others.

Dominion Energy Questar Pipeline’s transportation revenues are primarily derived from reservation charges for firm services as provided for in its FERC-approved tariff. At December 31, 2017, Dominion Energy Questar Pipeline’s pipeline system had contracted pipeline capacity of approximately 5,787,630 Dths/day. Approximately 16% of that capacity is committed to by Dominion Energy Questar Pipeline’s affiliate, Questar Gas Company. Of the total committed capacity, approximately 14% relates to contracts that expire in 2018, 80% relates to contracts that expire in 2019 or beyond, and the remaining 6% of contracts operate under evergreen contracts that contain customary termination features. Dominion Energy Questar Pipeline expects that the contracts expiring in 2018, including those with Questar Gas Company, will be renewed under similar terms as the existing agreements.

Dominion Energy Questar Pipeline owns four natural gas storage facilities totaling 55.8 Bcf of working gas storage capacity. The Clay Basin storage facility in northeastern Utah has a certificated capacity of 120.2 Bcf, including 54.0 Bcf of working gas. In addition, Dominion Energy Questar Pipeline owns three smaller storage aquifers in northeastern Utah and western Wyoming.

Dominion Energy Questar Pipeline’s natural gas storage customers include its affiliate, Questar Gas Company, which provides the largest share of storage revenues, as well as Puget Sound Energy Inc., Intermountain Gas Company and other unaffiliated customers.

Dominion Energy Questar Pipeline’s natural gas storage revenues are primarily derived from long-term contracts for storage capacity at the Clay Basin storage facility. Approximately 27% of the total storage working gas capacity is contracted with Questar Gas Company. Of the total contracted working gas capacity, 15% of the volumes expire in 2018 while the remaining 85% are contracted through 2019 or beyond. The contracts that expire in 2018 are all expected to be renewed under similar terms as the existing agreements.

In March 2017, Dominion Energy Questar Pipeline committed to upgrade certain facilities and increase capacity, including the Hyrum Project, and entered into agreements to provide firm transportation service to Questar Gas Company, an affiliate, through 2027. Total costs of these projects are expected to be approximately $10 million through 2027.

In December 2017, Dominion Energy Questar Pipeline filed with FERC to convert a portion of existing interruptible storage capacity to firm capacity and increase the minimum required deliverability at the Clay Basin storage facility by the end of 2018. Total costs of this project are estimated to be approximately $5 million.

Iroquois

Iroquois is a Delaware limited partnership which owns and operates a 416-mile FERC-regulated interstate natural gas pipeline providing service to local gas distribution companies, electric utilities and electric power generators, as well as marketers and other end users, through interconnecting pipelines and exchanges. Iroquois’ pipeline extends from the U.S.-Canadian border at Waddington, New York through the state of Connecticut to South Commack, Long Island, New York and continuing on from Northport, Long Island, New York through the Long Island Sound to Hunts Point, Bronx, New York. At December 31, 2017,

Dominion Energy Midstream holds a 25.93% noncontrolling partnership interest in Iroquois, which is accounted for under the equity method.

RELATIONSHIP WITH DOMINION ENERGY

We view our relationship with Dominion Energy as a significant competitive strength. We believe this relationship will provide us with potential acquisition opportunities from a broad portfolio of existing midstream assets that meet our strategic objectives, as well as access to personnel with extensive technical expertise and industry relationships. Dominion Energy has granted us a right of first offer with respect to any future sale of its common equity interests in Cove Point. We may also acquire newly issued common equity or additional preferred equity interests in Cove Point in the future, provided that any issuances of additional equity interests in Cove Point would require both our and Dominion Energy’s approval. Any additional equity interests that we acquire in Cove Point would allow us to participate in the significant growth in cash flows and income expected following operational commencement of the Liquefaction Project. In connection with the Offering, Dominion Energy also granted us a right of first offer with respect to any future sale of its indirect ownership interest in Blue Racer, which is a midstream company focused on the Utica Shale formation, and its indirect ownership interest in Atlantic Coast Pipeline, which is focused on constructing a natural gas pipeline running from West Virginia through Virginia to North Carolina. In addition, acquisition opportunities, such as the DECG Acquisition and the Dominion Energy Questar Pipeline Acquisition, may arise from future midstream pipeline, terminaling, processing, transportation and storage assets acquired or constructed by Dominion Energy.

Dominion Energy, headquartered in Richmond, Virginia, is one of the nation’s largest producers and transporters of energy. Dominion Energy’s strategy is to be a leading provider of electricity, natural gas and related services to customers primarily in the eastern and Rocky Mountain regions of the U.S. At December 31, 2017, Dominion Energy served nearly 6 million utility and retail energy customers and operates one of the nation’s largest underground natural gas storage systems, with approximately 1 trillion cubic feet of storage capacity. Dominion Energy’s portfolio of midstream pipeline, terminaling, processing, transportation and storage assets includes its indirect ownership interests in Blue Racer and Atlantic Coast Pipeline, both of which are described in more detail below, and the assets and operations of Dominion Energy Gas and Dominion Energy Questar. Dominion Energy Gas consists primarily of (i) The East Ohio Gas Company d/b/a Dominion Energy Ohio, a regulated natural gas distribution company, (ii) DETI, an interstate natural gas transmission pipeline company, and (iii) Dominion Iroquois, Inc., which holds a 24.07% noncontrolling partnership interest in Iroquois. Dominion Energy Questar consists primarily of Questar Gas Company, a regulated natural gas distribution company, and Wexpro, a natural gas exploration and production company which supplies natural gas to Questar Gas Company under a cost-of-service framework.

Blue Racer is a midstream energy company focused on the design, construction, operation and acquisition of midstream assets. Blue Racer is investing in natural gas gathering and processing assets in Ohio and West Virginia, targeting primarily the Utica Shale formation, and is an equal partnership between Dominion Energy and Caiman, with Dominion Energy contributing midstream assets, including both gathering and processing assets, and Caiman contributing private equity capital. Midstream services offered by Blue Racer include gathering, processing, fractionation, and natural gas liquids transportation and marketing. Blue Racer is expected to develop additional new capacity designed to meet producer needs as the development of the Utica Shale formation increases.

Atlantic Coast Pipeline is a limited liability company owned at December 31, 2017 by Dominion Energy (48%), Duke (47%) and Southern Company Gas (5%). Atlantic Coast Pipeline is focused on constructing an approximately 600-mile natural gas pipeline running from West Virginia through Virginia to North Carolina to increase natural gas supplies in the region. Construction of the pipeline is subject to receiving all necessary regulatory and other approvals, including without limitation CPCNs from FERC and all required environmental permits. In October 2017, Atlantic Coast Pipeline received the FERC order authorizing the construction and operation of the project, subject to other pending federal and state approvals, with the facilities expected to be in service in late 2019. DETI will provide the services necessary to oversee the construction of, and to subsequently operate and maintain, the facilities and projects undertaken by, and subject to the approval of, Atlantic Coast Pipeline. The pipeline is expected to serve as a new, independent route for transportation of shale and conventional interstate gas supplies for markets in the mid-Atlantic region of the U.S.

At December 31, 2017, Dominion Energy is our largest unitholder, holding 18,504,628 common units (27% of all outstanding), 11,365,628 Series A Preferred Units (38% of all outstanding) and 31,972,789 subordinated units (100% of all outstanding). Dominion Energy also owns our general partner and owns 100% of our IDRs. As a result of its significant ownership interests in us, we believe Dominion Energy will be motivated to support the successful execution of our business strategies and will provide us with acquisition opportunities, although it is under no obligation to do so. Dominion Energy views us as a significant part of its growth strategy, and we believe that Dominion Energy will be incentivized to contribute or sell additional assets to us and to pursue acquisitions jointly with us in the future. However, Dominion Energy will regularly evaluate acquisitions and dispositions and may, subject to compliance with our right of first offer with respect to Cove Point, Blue Racer and Atlantic Coast Pipeline, elect to acquire or dispose of assets in the future without offering us the opportunity to participate in those transactions. Moreover, Dominion Energy will continue to be free to act in a manner that is beneficial to its interests without regard to ours, which may include electing not to present us with future acquisition opportunities.

See Note 22 to the Consolidated Financial Statements for a discussion of the significant contracts entered into with Dominion Energy.

COMPETITION

All of the regasification and storage capacity of the Cove Point LNG Facility, and all of the transportation capacity of the Cove Point Pipeline is either under contract or expected to be utilized by the Liquefaction Project. The Liquefaction Project’s capacity is also fully contracted under long-term fixed reservation fee agreements. However, in the future Cove Point may compete with other independent terminal operators as well as major oil and gas companies on the basis of terminal location, services provided and price. Competition from terminal operators primarily comes from refiners and distribution companies with marketing and trading arms.

DECG’s pipeline system generates a substantial portion of its revenue from long-term firm contracts for transportation services and is therefore insulated from competitive factors during the terms of the contracts. When these long-term contracts expire, DECG’s pipeline system faces competitive pressures from similar facilities that serve the South Carolina and southeastern Georgia area in terms of location, rates, terms of service, and flexibility and reliability of service.

Dominion Energy Questar Pipeline’s pipeline system generates a substantial portion of its revenue from long-term firm contracts for transportation and storage services and is therefore insulated from competitive factors during the terms of the contracts. When these long-term contracts expire, Dominion Energy Questar Pipeline’s pipeline system and storage facilities face competitive pressures from similar facilities in the Rocky Mountain region in terms of location, rates, terms of service and availability and reliability of service.

REGULATION

Dominion Energy Midstream is subject to regulation by various federal, state and local authorities, including the SEC, FERC, EPA, DOE, DOT and Maryland Commission.

FERC Regulation

The design, construction and operation of interstate natural gas pipelines, LNG terminals (including the Liquefaction Project) and other facilities, the import and export of LNG, and the transportation of natural gas are all subject to various regulations, including the approval of FERC under Section 3 (for LNG terminals) and Section 7 (for interstate transportation facilities) of the NGA, as well as the Natural Gas Policy Act of 1978, as amended, to construct and operate the facilities. For the Cove Point LNG Facility, Cove Point is required to maintain authorization from FERC under Section 3 and Section 7 of the NGA. The design, construction and operation of the Cove Point LNG Facility and its proposed Liquefaction Project, and the import and export of LNG, are highly regulated activities. FERC’s approval under Section 3 and Section 7 of the NGA, as well as several other material governmental and regulatory approvals and permits, are required for the proposed Liquefaction Project. DECG and Dominion Energy Questar Pipeline are required to maintain authorization from FERC under Section 7 of the NGA.

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

In November 2016, pursuant to the terms of a previous settlement, Cove Point filed a general rate case for its FERC-jurisdictional services, with 23 proposed rates to be effective January 1, 2017. Cove Point proposed an annual cost-of-service of approximately $140 million. In December 2016, FERC accepted a January 1, 2017 effective date for all proposed rates but five which were suspended to be effective June 1, 2017. Under the terms of the settlement agreement filed by Cove Point in August 2017 and approved by FERC in November 2017, Cove Point’s rates effective October 2017 result in decreases to annual revenues and depreciation expense of approximately $17.7 million and $3.0 million, respectively, compared to the rates in effect through December 2016. In addition, to the extent market conditions exist that neither import nor export services are being sufficiently utilized and LNG cooling quantities are required, the Import Shippers’ responsibility for costs incurred for any LNG cooling quantities received prior to the earlier of operational commencement of the Liquefaction Project or March 2018 would be reduced to approximately half of such amounts incurred. If the Liquefaction Project has not commenced operations prior to March 2018 and LNG cooling quantities are required, Cove Point is responsible for any costs incurred until the Liquefaction Project commences operations. Upon operational commencement of the Liquefaction Project, the Import Shippers will have responsibility for costs incurred on certain LNG cooling quantities.

In connection with Dominion Energy’s acquisition of DECG on January 31, 2015, Dominion Energy agreed to a rate moratorium which precludes DECG from filing a Section 4 NGA general rate case to establish base rates that would have been effective prior to January 1, 2018.

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

Two parties previously separately filed petitions for review of the FERC Order in the U.S. Court of Appeals for the D.C. Circuit, which petitions were consolidated. In July 2016, the court denied one party’s petition for review of the FERC Order. The court also issued a decision remanding the other party’s petition for review of the FERC Order to FERC for further explanation of how FERC’s decision that a previous transaction with an existing import shipper was not unduly discriminatory. In September 2017, FERC issued its order on remand from the U.S. Court of Appeals for the D.C. Circuit, and reaffirmed its rulings in its prior orders that Cove Point did not violate the prohibition against undue discrimination by agreeing to a capacity reduction and early contract termination with the existing import shipper. In October 2017, the party filed a request for rehearing of the FERC Order on remand. This case is pending.

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

In October 2011, the DOE granted FTA Authorization for the export of up to 1.0 Bcfe/day of natural gas to countries that have or will enter into an FTA for trade in natural gas. In September 2013, the DOE also granted Non-FTA Authorization approval for the export of up to 0.77 Bcfe/day of natural gas to countries that do not have an FTA for trade in natural gas. The FTA Authorization and Non-FTA Authorization have 25- and 20-year terms, respectively. In June 2016, a party filed a petition for review of the DOE’s Non-FTA Authorization approval in the U.S. Court of Appeals for the D.C. Circuit. In November 2017, the U.S. Court of Appeals for the D.C. Circuit issued an order denying the petition for review.

In July 2017, Cove Point submitted an application for a temporary operating permit to the Maryland Department of the Environment, as required prior to the date of first production of LNG for commercial purposes of exporting LNG. The permit was received in December 2017.

DOT Regulation

The Cove Point Pipeline, DECG and Dominion Energy Questar Pipeline are subject to regulation by the DOT, under the PHMSA, pursuant to which PHMSA has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline and underground natural gas storage facilities. The NGPSA requires certain pipelines to comply with safety standards in constructing and operating the pipelines and subjects the pipelines to regular inspections.

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

The Cove Point Pipeline, DECG and Dominion Energy Questar Pipeline are subject to the Pipeline Safety, Regulatory Certainty, and Jobs Creation Act of 2011, which regulates safety requirements in the design, construction, operation and maintenance of interstate natural gas transmission and underground storage facilities. Our underground natural gas storage facilities are subject to DOT regulation through PHMSA, which oversees the safety, security, monitoring and compliance of such facilities.

State Regulation

The Maryland Commission regulates electricity suppliers, fees for pilotage services to vessels, construction of generating stations and certain common carriers engaged in the transportation for hire of persons in the state of Maryland. See Note 19 to the Consolidated Financial Statements for additional information.

Worker Health and Safety

Dominion Energy Midstream is subject to a number of federal and state laws and regulations, including OSHA, and comparable state statutes, whose purpose is to protect the health and safety of workers. Dominion Energy Midstream has an internal safety, health and security program designed to monitor and enforce compliance with worker safety requirements and routinely reviews and considers improvements in its programs. Cove Point is also subject to the U.S. Coast Guard’s Maritime Security Standards for Facilities, which are designed to regulate the security of certain maritime facilities. Dominion Energy Midstream believes that it is in material compliance with all applicable laws and regulations related to worker health and safety. Notwithstanding these preventative measures, incidents may occur, including those outside of Dominion Energy Midstream’s control.

ENVIRONMENTAL REGULATION

General

Dominion Energy Midstream’s operations are subject to stringent, comprehensive and evolving federal, regional, state and local laws and regulations governing environmental protection. These laws and regulations may, among other things, require the acquisition of permits or other approvals to conduct regulated activities, restrict the amounts and types of substances that may be released into the environment, limit operational capacity of the facilities, require the installation of environmental controls, limit or prohibit construction activities in sensitive areas such as wetlands or areas inhabited by endangered or threatened species and impose substantial liabilities for pollution resulting from operations. The cost of complying with applicable environmental laws, regulations and rules is expected to be material. Failure to comply with these laws and regulations may also result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory and remedial obligations and the issuance of orders enjoining some or all of Dominion Energy Midstream’s operations in affected areas.

Dominion Energy Midstream has applied for or obtained the necessary environmental permits for the construction and operation of its facilities. Many of these permits are subject to reissuance and continuing review. Additional information related to Dominion Energy Midstream’s environmental compliance matters, including current and planned capital expenditures relating to environmental compliance, can be found in Future Issues and Other Matters in Item 7. MD&A.

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

Global Climate Change

The national and international attention in recent years on GHG emissions and their relationship to climate change has resulted in federal, regional and state legislative and regulatory action in this area. Dominion Energy Midstream supports national climate change legislation that would provide a consistent, economy-wide approach to addressing this issue and is currently taking action to protect the environment and address climate change while meeting the future needs of its customers. Dominion Energy Midstream’s CEO and its management are responsible for compliance with the laws and regulations governing environmental matters, including climate change.

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

In January 2015, as part of its Climate Action Plan, the EPA announced plans to reduce methane emissions from the oil and gas sector including natural gas processing and transmission sources. In July 2015, the EPA announced the next generation of its voluntary Natural Gas Star Program. The program covers the entire natural gas sector from production to distribution, with more emphasis on transparency and increased reporting for both annual emissions and reductions achieved through implementation measures. DECG joined the EPA’s voluntary Natural Gas Star Program in July 2016 and submitted an implementation plan in September 2016.

Maryland, along with eight other Northeast states, has implemented regulations requiring reductions in CO2 emissions through the RGGI, a cap and trade program covering CO2 emissions from electric generating units in the Northeast. The CPCN required that the Liquefaction Project submit a Climate Action Plan to the Maryland Department of the Environment and gain approval of the plan. The Dominion Energy Cove Point Liquefaction Facility Climate Action Plan was approved in November 2017. Additionally, by not connecting to the larger grid, the Liquefaction Project generating station is exempt from purchasing RGGI carbon emission allowances. Furthermore, the CPCN requires Cove Point to make payments over time totaling approximately $48 million to the SEIF and Maryland low income energy assistance programs.

GHG EMISSIONS

Dominion Energy began tracking and reporting GHG emissions at the Cove Point LNG Facility in 2010 under the EPA’s GHG Reporting Program and voluntarily tracked such emissions prior to 2010. A comprehensive methane leak survey is conducted each year in accordance with the EPA rule to detect leaks and to quantify leaks from compressor units.

Annual GHG emissions at the Cove Point LNG Facility have remained fairly constant from 2011 to 2016, ranging from 141,250 to 183,800 metric tons of CO2 equivalent. Approximately 95% of these emissions are CO2 emissions from combustion sources, such as compressor engines and heaters. Only 5% of the annual Cove Point GHG emissions comes from methane emissions. Compared to other fossil fuels, natural gas has a much lower carbon emission rate with an ample regional supply, promoting energy and economic security. In 2016, annual GHG emissions from Dominion Energy Midstream’s facilities, including the Cove Point LNG Facility, five compressor stations and pipeline blowdown emissions between compressor stations in South Carolina and two compressor stations in Virginia were approximately 285,600 metric tons of CO2 equivalent emissions. The 2016 GHG emissions above do not include Dominion Energy Questar Pipeline, which became part of Dominion Energy Midstream in December 2016.

Water

The CWA is a comprehensive program requiring a broad range of regulatory tools including a permit program with strong enforcement mechanisms to authorize and regulate discharges to surface waters. Dominion Energy Midstream must comply with applicable aspects of the CWA programs at its operating facilities. Dominion Energy Midstream has applied for or obtained the necessary environmental permits for the operation of its facilities.

The CWA and analogous state laws impose restrictions and strict controls regarding the discharge of effluent into surface waters. Pursuant to these laws, permits must be obtained to discharge into state waters or waters of the U.S. Any such discharge into regulated waters must be performed in accordance with the terms of the permit issued by the EPA or the analogous state agency. Spill prevention, control and countermeasure requirements under federal and state law require appropriate containment berms and similar structures to help prevent the accidental release of petroleum into the environment. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of activities. Stormwater related to construction activities is also regulated under the CWA and by state and local stormwater management and erosion and sediment control laws.

From time to time, Dominion Energy Midstream’s projects and operations may potentially impact tidal and non-tidal wetlands. In these instances, Dominion Energy Midstream must obtain authorization from the appropriate federal, state and local agencies prior to impacting a subject wetland. The authorizing agency may impose significant direct or indirect mitigation costs to compensate for regulated impacts to wetlands. The approval timeframe may also be extended and potentially affect project schedules resulting in a material adverse effect on Dominion Energy Midstream’s business and contracts.

Waste and Chemical Management

Dominion Energy Midstream is subject to various federal and state laws and implementing regulations governing the management, storage, treatment, reuse and disposal of waste materials and hazardous substances, including the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Emergency Planning and Community Right-to-Know Act and the Toxic Substances Control Act. Dominion Energy Midstream must comply with all these regulations which have impacts on operations and projects. Dominion Energy Midstream generates waste from all business areas, including gas storage wells. Currently, all gas storage well construction and maintenance activities are regulated by federal and state agencies.

Protected Species

The Endangered Species Act and analogous state laws establish prohibitions on activities that can result in harm to specific species of plants and animals. In some cases those prohibitions could impact the viability of projects, result in lengthy regulatory reviews prior to the issuance of required authorizations or impose requirements for capital expenditures to reduce a facility’s impacts on a species.

EMPLOYEES

Dominion Energy Midstream is managed and operated by the Board of Directors and executive officers of Dominion Energy Midstream GP, LLC, our general partner. We do not have any employees, nor does our general partner. All of the employees that conduct our business are employed by affiliates, and our general partner secures the personnel necessary to conduct our operations through its services agreement with DES. We reimburse our general partner and its affiliates for the associated costs of obtaining the personnel necessary for our operations pursuant to our partnership agreement. At December 31, 2017, Cove Point had approximately 200 full-time employees and was supported by 10 full-time DES employees.

WHERE YOU CAN FIND MORE INFORMATION

Dominion Energy Midstream files its annual, quarterly and current reports and other information with the SEC. Its SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document it files at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Dominion Energy Midstream makes its SEC filings available, free of charge, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, through our internet website, http://www.dominionenergymidstream.com, as soon as reasonably practicable after filing or furnishing the material to the SEC. Information contained on our website is not incorporated by reference in this report.

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

RISKS INHERENT IN OUR ABILITY TO GENERATE STABLE AND GROWING CASH FLOWS

Our cash generating assets are the Preferred Equity Interest, our pipeline operations, and our equity method investments in Iroquois and White River Hub, the cash receipts from which may not be sufficient following the establishment of cash reserves and payment of costs and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay the minimum quarterly distribution to our unitholders. Our sources of cash are funds we receive from (i) Cove Point on the Preferred Equity Interest, which we expect will result in an annual payment to us of $50.0 million, (ii) our pipelines’ operations and (iii) distributions received with respect to our interests in Iroquois and White River Hub, which we expect will generate sufficient cash to enable us to pay the minimum quarterly distributions on the common and subordinated units. These sources may not generate sufficient cash from operations following the establishment of cash reserves and payment of costs and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay the minimum quarterly distribution to our unitholders. The amount of cash we can distribute on our common and subordinated units is almost entirely dependent upon Cove Point’s ability to generate Net Operating Income, our pipelines’ ability to generate cash from operations and Iroquois and White River Hub’s ability to make distributions to their partners. Due to our relative lack of asset diversification, an adverse development at Cove Point, our pipelines, Iroquois or White River Hub would have a significantly greater impact on our financial condition and results of operations than if we maintained a more diverse portfolio of assets. Cove Point’s ability to make payments on the Preferred Equity Interest, our pipelines’ cash generated from operations and Iroquois and White River Hub’s ability to make distributions to their partners will depend on several factors beyond our control, some of which are described below.

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

An inability to obtain needed capital or financing on satisfactory terms, or at all, could have an adverse effect on our operations and ability to generate cash flow. We are dependent on our credit facility with Dominion Energy for any borrowings necessary to meet our working capital and other financial needs. In certain circumstances, we are able to extend the credit facility at our option. However, there can be no assurance that conditions for such extension will be met. A new credit facility with Dominion Energy or a third party may bear a higher interest rate than the current credit facility, which could adversely affect our cash flow.

If Dominion Energy’s funding resources were to become unavailable to Dominion Energy, our access to funding would also be in jeopardy. In the future, an inability to obtain additional financing from other sources on acceptable terms could negatively affect our financial condition, cash flows, anticipated financial results or impair our ability to generate additional cash flows. Our ability to obtain bank financing or to access the capital markets for future debt or equity offerings may be limited by our financial condition at the time of any such financing or offering, the covenants contained in any other credit facility or other debt agreements in place at the time, adverse market conditions or other contingencies and uncertainties that are beyond our control. Our failure to obtain the funds necessary to maintain, develop and increase our asset base could adversely impact our growth and profitability.

If we do not make acquisitions on economically acceptable terms or fail to adequately integrate acquired assets, our future growth and our ability to increase distributions to our unitholders will be limited. Our ability to grow depends on our ability to make accretive acquisitions either from Dominion Energy or third parties, and we may be unable to do so for any of the following reasons, without limitation:

•	We are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them;
•	We are unable to obtain or maintain necessary governmental approvals;

•	We are unable to obtain financing for the acquisitions or future organic growth opportunities on acceptable terms, or at all;
•	We are unable to secure adequate customer commitments to use the future facilities;
•	We are outbid by competitors; or
•	Dominion Energy may not offer us the opportunity to acquire assets or equity interests from it.

Additionally, a failure to adequately integrate acquired assets into our processes and systems could impact operations and result in compliance risks.

We may not be able to obtain financing or successfully negotiate future acquisition opportunities offered by Dominion Energy. If Dominion Energy offers us the opportunity to purchase additional equity interests in Cove Point or interests in Blue Racer or Atlantic Coast Pipeline, or other assets or equity interests, we may not be able to successfully negotiate a purchase and sale agreement and related agreements, we may not be able to obtain any required financing on acceptable terms or at all for such purchase and we may not be able to obtain any required governmental and third party consents. The decision whether or not to accept such offer, and to negotiate the terms of such offer, will be made by our general partner consistent with its duties under our partnership agreement. Our general partner may decline the opportunity to accept such offer for a variety of reasons, including a determination that the acquisition of the assets at the proposed purchase price would result in a risk that the conversion of subordinated units would not occur.

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

Our level of indebtedness may increase and reduce our financial flexibility and ability to pay distributions. At December 31, 2017, we had the following outstanding indebtedness: $26.4 million under our $300.0 million credit facility with Dominion Energy, $300.0 million under a term loan agreement and $435.0 million of senior and medium-term notes acquired in connection with the Dominion Energy Questar Pipeline Acquisition. We may borrow under our $300.0 million credit facility with Dominion Energy to pursue acquisitions and future organic growth opportunities, or to otherwise meet our financial needs. Although the credit facility does not contain any financial tests and covenants that we must satisfy as a condition to making distributions, we are required to pay any amounts then due and payable under such agreement prior to making any distributions to our unitholders, notwithstanding our stated cash distribution policy. Also, while such credit facility only contains limited representations, warranties and ongoing covenants consistent with other credit facilities made available by Dominion Energy to certain of its other affiliates, we are required to obtain Dominion Energy’s consent prior to creating any mortgage, security interest, lien or other encumbrance outside the ordinary course of business on any of our property, assets or revenues during the term of such agreement. Failure to obtain any such consent from Dominion Energy in the future could have an adverse impact on our ability to implement our business strategies, generate revenues and pay distributions to our unitholders.

In connection with the Dominion Energy Questar Pipeline Acquisition, we borrowed $300.0 million under a term loan agreement that matures in December 2019. Interest on the borrowed amount accrues at a variable rate determined based on our ratio of total debt to cash flow, and interest payments are due on a quarterly basis. Upon maturity of the term loan agreement, any amounts then due and payable will need to be paid before we are permitted to make distributions to our unitholders. The term loan agreement contains customary representations, warranties and covenants consistent with other debt arrangements made available to similarly situated borrowers. See Note 17 to the Consolidated Financial Statements for additional information.

In the future, we may incur additional significant indebtedness pursuant to other term loans, credit facilities or similar arrangements in order to make future acquisitions or to develop our assets. As amounts under any indebtedness we incur become due and payable, we expect that the instruments pursuant to which such indebtedness is incurred will require that we repay such amounts prior to making any distributions to our unitholders. We also expect that such instruments may contain financial tests and covenants that are not present in our credit facility with Dominion Energy that we would need to satisfy as a condition to making distributions. Should we be unable to satisfy any such restrictions, we will be prohibited from making cash distributions to our unitholders notwithstanding our stated cash distribution policy.

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

In addition, borrowings under our credit facility with Dominion Energy and the term loan agreement bear interest at variable rates. Additionally, credit facilities we or our subsidiaries may enter into in the future may bear interest at variable rates. If the interest rates on future credit facilities are tied to market interest rates and market interest rates increase, such variable-rate debt will create higher debt-service requirements, which could adversely affect our cash flow.

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

Cost and expense reimbursements owed to our general partner and its affiliates will reduce the amount of distributable cash flow to our unitholders. Our general partner will not receive a management fee or other compensation for its management of our partnership, but we are obligated to reimburse our general partner and its affiliates for all expenses incurred and payments made on our behalf. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform various general, administrative and support services for us or on our behalf, and corporate overhead costs and expenses allocated to us by Dominion Energy. Our partnership agreement provides that our general partner will determine the costs and expenses that are allocable to us and does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. The payment of fees to our general partner and its affiliates and the reimbursement of expenses could adversely affect our ability to pay cash distributions to our unitholders.

RISKS INHERENT IN OUR INVESTMENT IN COVE POINT

Cove Point’s revenue is generated by contracts with a limited number of customers, and Cove Point’s ability to generate cash required to make payments on the Preferred Equity Interest is substantially dependent upon the performance of these customers under their contracts. Cove Point provides service to approximately 30 customers, including the Storage Customers, marketers or end users and the Import Shippers. The three largest customers comprised approximately 69%, 90% and 90% of the total transportation and storage revenues for the years ended December 31, 2017, 2016 and 2015, respectively. Cove Point’s largest customer represented approximately 31%, 70% and 70% of such amounts in 2017, 2016 and 2015, respectively. Because Cove Point has a small number of customers, its contracts subject it to counterparty risk. The ability of each of Cove Point’s customers to perform its obligations to Cove Point will depend on a number of factors that are beyond our control. Cove Point’s future results and liquidity are substantially dependent upon the performance of these customers under their contracts, and on such customers’ continued willingness and ability to perform their contractual obligations. Cove Point is also exposed to the credit risk of any guarantor of these customers’ obligations under their respective agreements in the event that Cove Point must seek recourse under a guaranty. Any such credit support may not be sufficient to satisfy the obligations in the event of a counterparty default. In addition, if a controversy arises under an agreement resulting in a judgment in Cove Point’s favor where the counterparty has limited assets in the U.S. to satisfy such judgment, Cove Point may need to seek to enforce a final U.S. court judgment in a foreign tribunal, which could involve a lengthy process. Upon the expiration of Cove Point’s import contracts, we expect these contracts will not be renewed.

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

Cove Point is not currently receiving any revenues under its export contracts, and the export contracts may be terminated by Export Customers if certain conditions precedent are not met or for other reasons. Cove Point’s agreements with the Export Customers, while executed, will not begin generating revenues for Cove Point prior to commercial operation of the Liquefaction Project. In addition, the Export Customers may become entitled to terminate, or be relieved from, their contractual obligations to Cove Point under certain circumstances, including: (i) failure of certain conditions precedent to be met or waived by specified dates; (ii) the occurrence and continuance of certain events of force majeure (including the loss of Non-FTA Authorization); (iii) delays in the commencement of commercial operation of the Liquefaction Project beyond specified time periods; and (iv) failure by Cove Point to satisfy its contractual obligations after any applicable cure periods. If such agreements were terminated, there can be no assurance that Cove Point will be able to replace such agreements on comparable terms. Our ability to effect such a replacement is dependent upon, among other things, the global market for LNG. The termination of, and failure to replace, the export contracts could have an adverse impact on

Cove Point’s ability to pay the Preferred Return Distributions if Cove Point was unable to generate sufficient annual cash flows from other sources.

Cove Point’s existing revenue streams are insufficient to pay the full amount of Preferred Return Distributions. Through December 31, 2016, Cove Point had 800,000 Dths/day of regasification and firm transportation capacity under contract with Statoil pursuant to an import contract, which decreased to a maximum of 277,650 Dths/day of such capacity in 2017. Statoil’s obligations under the import contract expired on May 1, 2017 in order to provide capacity to be utilized in connection with the Liquefaction Project. Following the expiration of this contract with Statoil, Cove Point does not generate annual cash flows sufficient to pay Preferred Return Distributions in full. In October 2016, we caused Cove Point to set aside a distribution reserve sufficient to pay two quarters of Preferred Return Distributions (and two quarters of similar distributions with respect to any other preferred equity interests in Cove Point). However, there can be no assurance that funds will be available or sufficient for such purpose or that Cove Point will have sufficient cash and undistributed Net Operating Income to permit it to continue to make Preferred Return Distributions. The distribution reserve was fully utilized to fund the quarterly Preferred Return Distributions paid in November 2017 and February 2018.

Cove Point may be unable to commence commercial operation of the Liquefaction Project for a variety of reasons, some of which are outside of its control, and some of which are described below. In the event Cove Point is unable to commence commercial operation of the Liquefaction Project or if the export contracts are terminated and not replaced and, in either case, Cove Point does not have sufficient cash and Net Operating Income from other sources, Cove Point will not be able to pay the Preferred Return Distributions and distributions with respect to any future preferred equity interests acquired by us. The inability of Cove Point to make Preferred Return Distributions could have a significant impact on our ability to pay distributions to our unitholders. Similarly, the inability of Cove Point to generate revenues sufficient to support the payment of distributions on additional preferred equity interests that may otherwise be made available to us could adversely impact our overall business plan and ability to generate stable and growing cash flows.

Various factors could negatively affect the timing or overall development or commercial operation of the Liquefaction Project, which could adversely affect Cove Point’s ability to make payments on the Preferred Equity Interest. Completion of the Liquefaction Project could be delayed or commercial operation could be affected by factors such as:

•	The ability to maintain necessary permits, licenses and approvals from agencies and third parties that are required to operate the Liquefaction Project;
•	Dominion Energy’s ability and willingness to provide funding for the development or maintenance of the Liquefaction Project and, if necessary, Cove Point’s ability to obtain additional funding for the development or maintenance of the Liquefaction Project; and
•	Unexpected maintenance required during commissioning or initial commercial operation stages.

Any delay in completion of the Liquefaction Project may prevent Cove Point from commencing liquefaction operations when or at levels anticipated, which could cause a delay in the receipt of revenues therefrom, require Cove Point to pay damages to its customers, or in event of significant delays beyond certain time periods, permit either or both of Cove Point’s Export Customers to terminate their contractual obligations to Cove Point. As a result, any significant delay or inability to perform, whatever the cause, could have a material adverse effect on Cove Point’s operating results and its ability to make payments on the Preferred Equity Interest. In addition, the successful completion of the Liquefaction Project is subject to the risk of cost overruns, which may make it difficult to finance the completion of the Liquefaction Project.

Cove Point is dependent on Dominion Energy to fund the costs necessary to develop infrastructure projects, including the Liquefaction Project. If Dominion Energy is unwilling or unable to supply the funding necessary to develop infrastructure projects, Cove Point may be required to seek additional financing in the future and may not be able to secure such financing on acceptable terms. The Liquefaction Project, which is estimated to cost approximately $4.1 billion, excluding financing costs, is expected to be placed into service in March 2018. Additionally, in January 2018, Cove Point received FERC authorization to construct and operate the approximately $150 million Eastern Market Access Project. Construction on this project is expected to begin in the second quarter of 2018, and the project facilities are expected to be placed into service in early 2019.

To date, Dominion Energy has funded development and construction costs associated with these expansion projects. Dominion Energy has indicated that it intends to provide the funding necessary for the remaining development costs and other capital expenditures of Cove Point, but it has no contractual obligation to do so and has not secured all of the funding necessary to cover these costs, as it intends to finance these costs as they are incurred using its consolidated operating cash flows in addition to proceeds from capital markets transactions. Cove Point’s existing revenue streams and cash reserves will be insufficient for it to complete these infrastructure projects. If Dominion Energy is unwilling to provide funding for the remaining development costs and other capital expenditures, or is unable to obtain such funding in the amounts required or on terms acceptable to Dominion Energy, Cove Point would have to obtain additional funding from lenders, in the capital markets or through other third parties. Any such additional funding may not be available in the amounts required or on terms acceptable to Cove Point and Dominion Energy Midstream. The failure to obtain any necessary additional funding could cause these expansion projects to be delayed or not be completed.

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

Dominion Energy has also entered into guarantee arrangements on behalf of Cove Point to facilitate the Liquefaction Project, including guarantees supporting the terminal services and transportation agreements as well as the engineering, procurement and construction contract for the Liquefaction Project. Two of the guarantees have no stated limit, one guarantee has a $150 million limit, and one guarantee has a $1.75 billion aggregate limit with an annual draw limit of $175 million. If Cove Point was required to replace these guarantees with other credit support, the cost could be significant.

Some of the approvals for the Liquefaction Project may be subject to further conditions, review and/or revocation. Cove Point has received the required approvals to construct and operate the Liquefaction Project from the DOE, FERC and the Maryland Commission. These approvals are subject to continued compliance with the applicable permit conditions. However, all DOE export licenses are subject to review and possible withdrawal should the DOE conclude that such export authorization is no longer in the public interest. The issuance of the FERC Order approving the Liquefaction Project was upheld by the D.C. Circuit. Cove Point does not know whether any existing or potential interventions or other actions by third parties will interfere with Cove Point’s ability to maintain such approvals, but loss of any material approval could have a material adverse effect on the development or operation of the facility. In addition, the Liquefaction Project has been the subject of litigation in the past and could be the subject of litigation in the future. Failure to comply with regulatory approval conditions or an adverse ruling in any future litigation could adversely affect Cove Point’s operations, financial condition, and ability to make payments on the Preferred Equity Interest.

To maintain the cryogenic readiness of the Cove Point LNG Facility, Cove Point may need to purchase and process LNG. Cove Point needs to maintain the cryogenic readiness of the Cove Point LNG Facility when the terminal facilities are not being used by existing customers. Each year, one or two LNG cargos are procured and are billed to Cove Point’s Import Shippers pursuant to a cost recovery mechanism set forth in Cove Point’s FERC Gas Tariff. Such mechanism provides that, to the extent market conditions exist that neither import nor export services are being sufficiently utilized and LNG cooling quantities are required, the Import Shippers’ responsibility for costs incurred for any LNG cooling quantities received prior to the earlier of operational commencement of the Liquefaction Project or March 2018 would be reduced to approximately half of such amounts incurred. If the Liquefaction Project has not commenced operations prior to March 2018 and LNG cooling quantities are required, Cove Point is responsible for any costs incurred until the Liquefaction Project commences operations. Upon operational commencement of the Liquefaction Project, the Import Shippers will have responsibility for costs incurred on certain LNG cooling quantities.

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

RISKS INHERENT IN OUR BUSINESS GENERALLY

We are dependent on contractors and regulators for the successful completion of infrastructure projects and may be unable to complete infrastructure projects within initially anticipated timing. Infrastructure projects have been announced and additional projects may be considered in the future. We compete for projects with companies of varying size and financial capabilities, including some that may have advantages competing for natural gas supplies. Commencing construction on announced and future projects may require approvals from applicable state and federal agencies. Projects may not be able to be completed on time as a result of weather conditions, delays in obtaining or failure to obtain regulatory approvals, delays in obtaining key materials, labor difficulties, difficulties with partners or potential partners, a decline in the credit strength of counterparties or vendors, or other factors beyond our control. Even if facility construction, pipeline, expansion and other infrastructure projects are completed, the total costs of the projects may be higher than anticipated and the performance of our business following completion of the projects may not meet expectations. Start-up and operational issues can arise in connection with the commencement of commercial operation at our facilities. Such issues may include failure to meet specific operating parameters, which may require adjustments to meet or amend these operating parameters. Additionally, we may not be able to timely and effectively integrate the projects into our operations and such integration may result in unforeseen operating difficulties or unanticipated costs. Further, regulators may disallow recovery of some of the costs of a project if they are deemed not to be prudently incurred. Any of these or other factors could adversely affect our ability to realize the anticipated benefits from the infrastructure projects.

We may not be able to maintain, renew or replace our existing portfolio of customer contracts successfully, or on favorable terms and since these contracts are with a limited number of customers, we are subject to customer concentration risk. Upon contract expiration, customers may not elect to re-contract with us as a result of a variety of factors, including the amount of competition in the industry, changes in the price of natural gas and supply areas, their level of satisfaction with our services, the extent to which we are able to successfully execute our business plans and the effect of the regulatory framework on customer demand. The failure to replace any such customer contracts on similar terms could result in a loss of revenue for us. Further, we are subject to customer concentration risk in that several customers represent the majority of our contracted capacity. Producers with direct commodity price exposure face liquidity constraints, which could present a credit risk to Dominion Energy Midstream.

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

Our results of operations, as well as construction of infrastructure projects, may be affected by changes in the weather. Fluctuations in weather can affect demand for our services. For example, milder than normal weather can reduce demand for gas transmission services. In addition, severe weather, including hurricanes, winter storms, earthquakes, floods and other natural disasters can disrupt operation of our facilities and cause service outages, construction delays and property damage that require incurring additional expenses. Furthermore, our operations, especially Cove Point, could be adversely affected and our physical plant placed at greater risk of damage should changes in global climate produce, among other possible conditions, unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events, abnormal levels of precipitation or a change in sea level or sea temperatures.

Our operations and construction activities are subject to operational hazards, equipment failures, supply chain disruptions and personnel issues, which could create significant liabilities and losses, and negatively affect Cove Point’s ability to make payments on the Preferred Equity Interest and our ability to make distributions. Operation of our facilities and the development of the Liquefaction Project and infrastructure projects involves risk, including the risk of potential breakdown or failure of equipment or processes due to aging infrastructure, regulatory compliance deficiencies, pipeline integrity, including potential seam deficiencies, fuel supply or transportation disruptions, accidents, labor disputes or work stoppages by employees, acts of terrorism or sabotage, construction delays or cost overruns, shortages of or delays in obtaining equipment, material and labor, operational restrictions resulting from environmental limitations and governmental interventions, and performance below expected levels. Because our transmission facilities, pipelines and other facilities are interconnected with those of third parties, the operation of our facilities and pipelines could be adversely affected by unexpected or uncontrollable events occurring on the systems of such third parties. Our business is dependent upon sophisticated information technology systems and network infrastructure, the failure of which could prevent us from accomplishing critical business functions.

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

We do not own all of the land on which our facilities are located, which could result in disruptions to our operations. We do not own all of the land on which our facilities have been constructed, and we are, therefore, subject to the possibility of more onerous terms or increased costs to retain necessary land use if we do not have valid rights-of-way or if such rights-of-way lapse or terminate. We obtain the rights to construct and operate our assets on land owned by third parties and governmental agencies for a specific period of time. Our loss of these rights, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions.

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

Our operations are also subject to a number of environmental laws and regulations that impose significant compliance costs on us, and existing and future environmental and similar laws and regulations could result in increased compliance costs or additional operating restrictions. Our operations and the Liquefaction Project and infrastructure projects are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, handling and disposal of hazardous materials and other wastes, and protection of natural resources and human health and safety. Many of these laws and regulations, such as the CAA, the CWA, the Oil Pollution Act of 1990, and the Resource Conservation and Recovery Act, as amended, and analogous state laws and regulations require us to commit significant capital toward permitting, emission fees, environmental monitoring, installation and operation of pollution control equipment and the purchase of emission allowances and/or offsets in connection with the construction and operations of facilities. Violation of these laws and regulations could lead to substantial liabilities, fines and penalties, limitations on our ability to operate or to capital expenditures related to pollution control equipment that could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. Additionally, federal and state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment.

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

Any additional federal and/or state requirements imposed on energy companies mandating limitations on GHG emissions or requiring efficiency improvements, may adversely impact our business. There are potential impacts on our natural gas businesses as federal or state GHG legislation or regulations may require GHG emission reductions from the natural gas sector and could affect demand for natural gas. Several regions of the U.S. have moved forward with GHG emission regulations, such as in the Northeast. There are numerous other regulatory approaches currently in effect or being considered to address GHGs, including additional future regulation by the EPA, new federal or state legislation that may impose a carbon emissions tax or establish a cap-and-trade program, or U.S. treaty commitments. Additional regulation of air emissions, including GHGs, under the CAA may be imposed on the natural gas sector, including rules to limit methane gas emissions. For example, the EPA adopted regulations in June 2016 to regulate upstream methane emissions from oil and gas production. Compliance with GHG emission reduction requirements may require the retrofitting or replacement of equipment or could otherwise increase the cost to operate and maintain our facilities. Additionally, GHG requirements could result in increased demand for energy conservation and renewable products, which in turn could affect demand for natural gas.

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

War, intentional acts and other significant events could adversely affect our operations or the development of the Liquefaction Project and infrastructure projects. We cannot predict the impact that world hostility may have on the energy industry in general or on our business in particular, including the development of the Liquefaction Project and infrastructure projects. Any retaliatory military strikes or sustained military campaign may affect our operations in unpredictable ways, such as changes in insurance markets and disruptions of fuel supplies and markets. In addition, our infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror. Furthermore, the physical compromise of our facilities could adversely affect our ability to manage our facilities effectively. Instability in financial markets as a result of terrorism, war, intentional acts, pandemic, credit crises, recession or other factors could result in a significant decline in the U.S. economy and increase the cost of insurance coverage, which could negatively impact our results of operations, financial condition and Cove Point’s ability to make payments on the Preferred Equity Interest or our ability to make distributions.

We are dependent upon our affiliates and their key personnel and employees, and we may not find a suitable replacement if the services agreements with DES and other affiliates are terminated or such key personnel are no longer available to us, which would materially and adversely affect us. We are managed and operated by the Board of Directors and executive officers of Dominion Energy Midstream GP, LLC, our general partner. We do not have any employees, nor does our general partner. All of the employees that conduct our business are employed by affiliates, and our general partner secures the personnel necessary to conduct our operations through its services agreement with DES. Our executive officers and the employees that conduct our business may have conflicts in allocating their time and services among us and our affiliates. Although our Board of Directors has control over our executive officers, we have no authority over the individual employees. Accordingly, we are reliant upon, and our success depends upon, our affiliates’ personnel and services. The failure of any of our affiliates’ key personnel to service our business with the requisite time and dedication, the departure of such personnel from our affiliates or the failure of our affiliates to attract and retain key personnel would each materially and adversely affect our ability to conduct our business. Furthermore, if any of the services agreements with DES or other affiliates are terminated and suitable replacements for such entities are not secured in a timely manner or at all, we would likely be unable to conduct our business, which would materially and adversely affect us.

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

Upon filing a rate case, or when or if Cove Point, DECG, Dominion Energy Questar Pipeline, Iroquois or White River Hub has to defend its rates in a proceeding commenced by a customer or FERC, it will be required, among other things, to support its rates, by showing that they reflect recovery of its costs plus a reasonable return on its investment, in accordance with cost of service ratemaking.

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

The 2017 Tax Reform Act could have a material impact on our FERC-regulated operations including rates charged to customers, cash flows, and financial results. Dominion Energy Midstream does not include a provision for income taxes as it is a pass-through entity for income tax purposes; however our regulated subsidiaries impute an income tax allowance in determining the rates charged to customers. In light of the reduction in the income tax rate in the 2017 Tax Reform Act, our FERC-regulated subsidiaries are subject to an increased risk of FERC initiating industry-wide proceedings under Section 5 of the Natural Gas Act to have interstate pipelines substantiate rates charged for transportation and storage of natural gas in interstate commerce, when viewed holistically, are “just and reasonable” taking into account the effects of the 2017 Tax Reform Act and all other drivers. It is unclear if FERC will mandate a one-time rate reset or Section 5 rate case for our regulated subsidiaries; however, states as well as customers have petitioned FERC to request changes in rates as a result of the 2017 Tax Reform Act. In addition, Dominion Energy Midstream’s regulators may require the reduction in accumulated deferred income tax balances under the provisions of the 2017 Tax Reform Act to be shared with customers, generally through reductions in future rates. The 2017 Tax Reform Act includes provisions that stipulate how these excess deferred taxes are to be passed back to customers for certain accelerated tax depreciation benefits. Potential refunds of other deferred taxes will be determined by FERC.

RISKS INHERENT IN AN INVESTMENT IN US

Dominion Energy owns and controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including Dominion Energy, have conflicts of interest with us and limited duties, and they may favor their own interests to our detriment and that of our unitholders. Dominion Energy owns and controls our general partner and appoints all of the directors of our general partner. Although our general partner has a duty to manage us in a manner that it believes is not adverse to our interest, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to Dominion Energy. Therefore, conflicts of interest may arise between Dominion Energy or any of its affiliates, including our general partner, on the one hand, and us or any of our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders. These conflicts include the following situations, among others:

•	Our general partner is allowed to take into account the interests of parties other than us, such as Dominion Energy, in exercising certain rights under our partnership agreement;
•	Neither our partnership agreement nor any other agreement requires Dominion Energy to pursue a business strategy that favors us;
•	Our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limits our general partner’s liabilities and restricts the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty;
•	Except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;
•	Our general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the level of cash reserves, each of which can affect the amount of cash that is distributed to our unitholders;
•	Our general partner determines the amount and timing of any cash expenditure and whether an expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash from operating surplus that is distributed to our unitholders, which, in turn, may affect the ability of the subordinated units to convert;
•	Our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate the expiration of the subordination period;
•	Our partnership agreement permits us to distribute up to $45.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated units or the IDRs;
•	Our general partner determines which costs incurred by it and its affiliates are reimbursable by us;
•	Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with its affiliates on our behalf;
•	Our general partner intends to limit its liability regarding our contractual and other obligations;
•	Our general partner may exercise its right to call and purchase common units if it and its affiliates own more than 80% of the outstanding common units;
•	Our general partner controls the enforcement of obligations that it and its affiliates owe to us;
•	Our general partner decides whether to retain separate counsel, accountants or others to perform services for us; and
•	Our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our general partner’s IDRs without the approval of the Conflicts Committee or the unitholders. This election may result in lower distributions to the common unitholders in certain situations.

In addition, we may compete directly with Dominion Energy and entities in which it has an interest for acquisition opportunities and potentially will compete with these entities for new business or extensions of the existing services provided by us.

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

In addition, our partnership agreement does not require us to pay any distributions at all on our common and subordinated units. Accordingly, investors are cautioned not to place undue reliance on the permanence of such a policy in making an investment decision. Any modification or revocation of our cash distribution policy could substantially reduce or eliminate the amounts of distributions to our common and subordinated unitholders. The amount of distributions we make, if any, and the decision to make any distribution at all will be determined by the Board of Directors of our general partner, whose interests may differ from those of our common unitholders. Our general partner has limited duties to our unitholders, which may permit it to favor its own interests or the interests of Dominion Energy to the detriment of our common unitholders.

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

Our partnership agreement replaces our general partner’s fiduciary duties to holders of our units. Our partnership agreement contains provisions that eliminate and replace the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, and otherwise free of fiduciary duties to us and our unitholders. This entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:

•	How to allocate business opportunities among us and its affiliates;
•	Whether to exercise its limited call right;
•	How to exercise its voting rights with respect to the units it owns;
•	Whether to exercise its registration rights;
•	Whether to elect to reset target distribution levels; and
•	Whether to consent to any merger or consolidation of Dominion Energy Midstream or amendment to the partnership agreement.

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

Our partnership agreement restricts the remedies available to holders of our units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty. Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement provides that:

•	Whenever our general partner makes a determination or takes, or declines to take, any other action in its capacity as our general partner, our general partner generally is required to make such determination, or take or decline to take such other action, in good faith, and will not be subject to any higher standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;
•	Our general partner and its officers and directors will not be liable for monetary damages or otherwise to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that such losses or liabilities were the result of conduct in which our general partner or its officers or directors engaged in bad faith, meaning that they believed that the decision was adverse to the interest of Dominion Energy Midstream or, with respect to any criminal conduct, with knowledge that such conduct was unlawful; and
•	Our general partner will not be in breach of its obligations under the partnership agreement or its duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is:
(1)	Approved by the Conflicts Committee, although our general partner is not obligated to seek such approval; or

(2)	Approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner and its affiliates, and the Series A Preferred Units voting together as a single class.

In connection with a situation involving a transaction with an affiliate or a conflict of interest, other than one where our general partner is permitted to act in its sole discretion, any determination by our general partner must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the Conflicts Committee then it will be presumed that, in making its decision, taking any action or failing to act, the Board of Directors acted in good faith, and in any proceeding brought by or on behalf of any limited partner or Dominion Energy Midstream, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

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

Dominion Energy and other affiliates of our general partner may compete with us. Our partnership agreement provides that our general partner will be restricted from engaging in any business activities other than acting as our general partner, engaging in activities incidental to its ownership interest in us and providing management, advisory, and administrative services to its affiliates or to other persons. However, affiliates of our general partner, including Dominion Energy, are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. In addition, Dominion Energy may compete with us for investment opportunities and may own an interest in entities that compete with us.

Pursuant to the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including its executive officers and directors and Dominion Energy. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our unitholders.

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

Unitholders have limited voting rights and are not entitled to elect our general partner or its directors, which could reduce the price at which our common units will trade. Compared to the holders of common stock in a corporation, unitholders have limited voting rights and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will have no right on an annual or ongoing basis to elect our general partner or its Board of Directors. The Board of Directors of our general partner, including the independent directors, is chosen entirely by Dominion Energy, as a result of it owning our general partner, and not by our unitholders. Unlike publicly traded corporations, we will not conduct annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders of corporations. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if holders of our common units are dissatisfied, they cannot initially remove our general partner without its consent. If our unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. Unitholders are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units and Series A Preferred Units voting together as a single class is required to remove our general partner. At December 31, 2017, Dominion Energy owned an aggregate of 47.5% of our limited partner interest. In addition, any vote to remove our general partner during the subordination period must provide for the election of a successor general partner by the holders of a majority of the common units and a majority of the subordinated units, voting as separate classes. This will provide Dominion Energy the ability to prevent the removal of our general partner.

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

The IDRs may be transferred to a third party without unitholder consent. Our general partner may transfer the IDRs to a third party at any time without the consent of our unitholders. If our general partner transfers the IDRs to a third party, our general partner would not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time. For example, a transfer of IDRs by our general partner could reduce the likelihood of Dominion Energy accepting offers made by us relating to assets owned by Dominion Energy, as it would have less of an economic incentive to grow our business, which in turn would impact our ability to grow our asset base.

Our general partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price. If at any time our general partner and its affiliates own more than 80% of any class of outstanding limited partner interests other than the Series A Preferred Units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of such class of limited partner interests held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the limited call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from causing us to issue additional common units and then exercising its limited call right.

If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. At December 31, 2017, Dominion Energy owned an aggregate of 50.6% of our common and subordinated units.

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

The market price of our common units could be adversely affected by sales of substantial amounts of our common units or Series A Preferred Units in the public or private markets, including sales by Dominion Energy or other large holders. At December 31, 2017, Dominion Energy held 18,504,628 common units, 11,365,628 Series A Preferred Units and 31,972,789 subordinated units. All of the subordinated units will convert into common units on a one-for-one basis at the end of the subordination period.

Our Series A Preferred Units are convertible into common units on a one-for-one basis, subject to certain limitations and adjustments and subject to certain minimum conversion amounts, (i) in whole or in part at the option of the holders of the Series A Preferred Units any time after December 1, 2018 or prior to a liquidation of Dominion Energy Midstream or (ii) in whole or in part at our option any time after December 1, 2019 under certain circumstances. In addition, the holders of our Series A Preferred Units are entitled to certain conversion and redemption rights upon a change of control. In certain circumstances and subject to certain limitations, we may be permitted to issue common units in lieu of cash to satisfy redemption prices with respect to the Series A Preferred Units. The number of units issued for such payments will be determined based on the value of our common units and the specified premium set forth in our partnership agreement for conversion or redemption of the Series A Preferred Units in certain circumstances, and could be substantial, especially during periods of significant declines in market prices of our common units. If a substantial portion of our subordinated units or Series A Preferred Units are converted into common units or if we issued a substantial number of common units in lieu of cash to satisfy redemption prices with respect to the Series A Preferred Units, common unitholders could experience significant dilution.

Sales by Dominion Energy or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to Dominion Energy and the purchasers of our common units and Series A Preferred Units under the Private Placement Agreement. Under our partnership agreement, our general partner and its affiliates have registration rights relating to the offer and sale of any units that they hold. In addition, under the Private Placement Agreement, the purchasers and their assignees have registration rights with respect to (i) the common units purchased thereunder and (ii) the common units issuable upon conversion of the Series A Preferred Units they hold. Alternatively, we may be required to undertake a future public or private offering of common units and use the net proceeds from such offering to redeem an equal number of common units held by Dominion Energy.

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

Unitholders may have liability to repay distributions. Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, as amended, we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners that received the distribution and knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to Dominion Energy Midstream are not counted for purposes of determining whether a distribution is permitted.

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

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, and would likely pay state income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

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

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes, or differing interpretations, possibly applied on a retroactive basis. The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative, or judicial action, changes or differing interpretations at any time. From time to time, members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the “qualifying income” exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

In addition, on January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the IRC (the “Final Regulations”) were published in the Federal Register. The Final Regulations are effective as of January 19, 2017, and apply to taxable years beginning on or after January 19, 2017. We do not believe the Final Regulations affect our ability to be treated as a partnership for U.S. federal income tax purposes.

However, any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any similar future legislative changes could negatively impact the value of an investment in our units. You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our common units.

If the IRS were to contest the U.S. federal income tax positions we take, the market for our common units could be adversely impacted, and the cost of any IRS contest would reduce our cash available for distribution to our unitholders. We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. Additionally, the costs of any contest between us and the IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.

If the IRS makes audit adjustments to our income tax returns for taxable years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced, and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders’ behalf. Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders and former unitholders take such audit adjustments into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced, and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders’

behalf. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

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

Tax gain or loss on the disposition of our common units could be more or less than expected. If a unitholder sells common units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and that unitholder’s tax basis in those common units. Because distributions in excess of a unitholder’s allocable share of our net taxable income decrease such unitholder’s tax basis in its common units, the amount, if any, of such prior excess distributions with respect to the units sold will, in effect, become taxable to a unitholder if it sells such units at a price greater than its tax basis in those units, even if the price the unitholder receives is less than its original cost. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if a unitholder sells its units, the unitholder may incur a tax liability in excess of the amount of cash received from the sale.

A substantial portion of the amount realized from a unitholder’s sale of our units, whether or not representing gain, may be taxed as ordinary income to the unitholder due to potential recapture items, including depreciation recapture. Thus, a unitholder may recognize both ordinary income and capital loss from the sale of units if the amount realized on a sale of such units is less than the unitholder’s adjusted basis in the units. Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which a unitholder sells its units, the unitholder may recognize ordinary income from our allocations of income and gain to the unitholder prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.

Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us. In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the 2017 Tax Reform Act for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion.

Tax-exempt entities face unique tax issues from owning our common units that may result in adverse tax consequences to them. Investment in our common units by tax-exempt entities, such as employee benefit plans and IRAs raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours that is engaged in one or more unrelated trades or businesses) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our common units.

Non-U.S. unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our units. Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business (“effectively connected income”). Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit.

The 2017 Tax Reform Act imposes a withholding obligation of 10% of the amount realized upon a non-U.S. unitholder’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, due to challenges of administering a withholding obligation applicable to open market trading and other complications, the IRS has temporarily suspended the application of this withholding rule to open market transfers of interests in publicly traded partnerships pending promulgation of regulations or other guidance that resolves the challenges. It is not clear if or when such regulations or other guidance will be issued. Non-U.S. unitholders should consult a tax advisor before investing in our common units.

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

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders. Similarly, we generally allocate certain deductions for depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets and, in the discretion of the general partner, any other extraordinary item of income, gain, loss, or deduction based upon the ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we could be required to change the allocation of items of income, gain, loss, and deduction among our unitholders.

A unitholder whose common units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of units) may be considered to have disposed of those common units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and could recognize gain or loss from the disposition. Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered to have disposed of the loaned common units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to consult a tax advisor to determine whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

We may adopt certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, which could adversely affect the value of our common units. In determining the items of income, gain, loss and deduction allocable to our unitholders, we must routinely determine the fair market value of our assets. Although we may, from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our assets. The IRS may challenge our valuation methods and the resulting allocations of income, gain, loss and deduction. A successful IRS challenge to these methods or allocations could adversely affect the timing or amount of taxable income or loss allocated to our unitholders. It also could affect the amount of gain recognized on a unitholder’s sale of our common units, have a negative impact on the value of the common units, or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

Our unitholders will likely be subject to state and local taxes and income tax return filing requirements in jurisdictions where they do not live as a result of investing in our common units. In addition to U.S. federal income taxes, our unitholders may be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements.

We currently own assets and conduct business in multiple states, most of which currently impose a personal income tax on individuals, corporations and other entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states or foreign jurisdictions that impose income or similar taxes on nonresident individuals. It is each unitholder’s responsibility to file all foreign, U.S. federal, state and local tax returns. Our counsel has not rendered an opinion on the state or local tax consequences of investment in our common units.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2017, Dominion Energy Midstream’s assets consisted primarily of its preferred equity interest in Cove Point, the physical properties owned by DECG and Dominion Energy Questar Pipeline and its noncontrolling partnership interests in Iroquois and White River Hub. These physical properties are described in Item 1. Business, which description is incorporated herein by reference.

Item 3. Legal Proceedings

From time to time Dominion Energy Midstream may be alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed upon or agreed to by Dominion Energy Midstream, as applicable, or permits issued by various local, state and/or federal agencies for the construction or operation of facilities. Administrative proceedings may also be pending on these matters. In addition, in the ordinary course of business Dominion Energy Midstream may be involved in various legal proceedings.

See Notes 14 and 20 to the Consolidated Financial Statements and Future Issues and Other Matters in Item 7. MD&A, which information is incorporated herein by reference, for discussion of various environmental and other regulatory proceedings to which Dominion Energy Midstream is a party or by which its interests may be affected.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

SECURITIES

Dominion Energy Midstream’s common units are trading on the NYSE. At February 23, 2018, there were approximately 11 holders of record of our common units. There is no established public trading market for our subordinated units, all of which are held by Dominion Energy. Cash distributions were paid quarterly in 2017 and 2016. Quarterly information concerning unit price and distributions is disclosed in Note 26 and Note 5, respectively, to the Consolidated Financial Statements, which information is incorporated herein by reference.

The following table presents certain information with respect to Dominion Energy Midstream’s purchase of its own common units during the fourth quarter of 2017:

DOMINION ENERGY MIDSTREAM PURCHASES OF COMMON UNITS

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased under the Plans or Programs
10/1/2017-10/31/2017	—	$—	—	—
11/1/2017-11/30/2017	—	—	—	—
12/1/2017-12/31/2017	—	—	—	—
Total	—	$—	—	—

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

Intent to Distribute the Minimum Quarterly Distribution

Pursuant to our cash distribution policy, within 60 days after the end of each quarter, we intend to distribute to the holders of common and subordinated units on a quarterly basis at least the minimum quarterly distribution of $0.1750 per unit, or $0.70 per unit on an annualized basis, to the extent we have sufficient cash after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. The Board of Directors of our general partner may change the foregoing distribution policy at any time and from time to time, and even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner. Our partnership agreement does not contain a requirement for us to pay distributions to our unitholders, and there is no guarantee that we will pay the minimum quarterly distribution, or any distribution, on the units in any quarter. However, our partnership agreement does contain provisions intended to motivate our general partner to make steady, increasing and sustainable distributions over time. We cannot pay any distributions on any junior securities, including any of the common units, subordinated units and the IDRs, prior to paying the quarterly distribution payable to holders of the Series A Preferred Units, including any previously accrued and unpaid distributions. Please see Notes 17 and 22 to the Consolidated Financial Statements for a discussion of the provisions included in our term loan agreement and credit facility with Dominion Energy, respectively, that may restrict our ability to make distributions.

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

SUBORDINATION PERIOD

General

Our partnership agreement provides that, during the subordination period (which we describe below), the common units will have the right to receive distributions from operating surplus each quarter in an amount equal to $0.1750 per common unit, which amount is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions from operating surplus may be made on the subordinated units, all of which are owned by Dominion Energy. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distribution from operating surplus for any quarter until the common units have received the minimum quarterly distribution from operating surplus for such quarter plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be sufficient cash from operating surplus to pay the minimum quarterly distribution on the common units.

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

Item 6. Selected Financial Data

For the periods prior to the closing of the Offering on October 20, 2014, the following selected financial data were derived from the financial statements and accounting records of Cove Point as our predecessor. For the periods subsequent to the closing of the Offering, the Consolidated Financial Statements represent the consolidated results of operations, financial position and cash flows of Dominion Energy Midstream.

The following table should be read in conjunction with the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data. See also Factors Impacting Comparability of Our Financial Results included in Item 7. MD&A.

Year Ended December 31,	2017	2016	2015	2014(1)	2013 (Predecessor)
(millions, except per unit amounts)
Operating revenue	$480.2	$441.3	$369.6	$313.3	$ 343.5
Net income including noncontrolling interest and predecessors	155.4	229.7	196.5	106.9	109.4
Net income including noncontrolling interest	155.4	224.2	194.2	26.3
Net income attributable to partners	195.1	106.4	72.5	9.5
Net income per limited partner unit (basic):
Common units	1.44	1.30	1.08	0.15
Subordinated units	1.44	1.17	1.00	0.15
Net income per limited partner unit (diluted):
Common units	1.35	1.30	1.08	0.15
Subordinated units	1.44	1.17	1.00	0.15
Cash distribution declared per common and subordinated unit	1.1825	0.9680	0.7760	0.1389
Total assets	7,980.3	7,186.9	4,125.2	2,258.4	1,498.2
Long-term debt	725.7	729.9	300.8	—	—

(1)	The selected income statement and cash flow data for the year ended December 31, 2014, consists of the consolidated results of Dominion Energy Midstream for the period from October 20, 2014 through December 31, 2014, and the results of our Predecessor for the period from January 1, 2014, through October 19, 2014.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MD&A discusses Dominion Energy Midstream’s results of operations and general financial condition. MD&A should be read in conjunction with Item 1. Business and the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

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

We make forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to differ materially from predicted results. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other factors may cause actual results to differ materially from those indicated in any forward-looking statement. These factors include but are not limited to:

•	Unusual weather conditions and their effect on energy sales to customers and energy commodity prices;
•	Extreme weather events and other natural disasters, including, but not limited to, hurricanes, severe storms, earthquakes and flooding that can cause outages and property damage to facilities;
•	Federal, state and local legislative and regulatory developments, including changes in federal and state tax laws and regulations;
•	Changes to federal, state and local environmental laws and regulations, including those related to climate change, the tightening of emission or discharge limits for GHGs and other substances, more extensive permitting requirements and the regulation of additional substances;
•	The cost of environmental compliance, including those costs related to climate change;
•	Changes in implementation and enforcement practices of regulators relating to environmental and safety standards and litigation exposure for remedial activities;
•	Difficulty in anticipating mitigation requirements associated with environmental and other regulatory approvals and/or associated appeals;
•	Fluctuations in energy-related commodity prices and the effect these could have on our earnings, liquidity position and the underlying value of our assets;
•	Counterparty credit and performance risk;
•	Employee workforce factors;
•	Risks of operating businesses in regulated industries that are subject to changing regulatory structures;
•	The ability to negotiate, obtain necessary approvals and consummate acquisitions from Dominion Energy and third parties and the impacts of such acquisitions;
•	Receipt of approvals for, and timing of, closing dates for acquisitions;
•	The timing and execution of our growth strategy;
•	Risks associated with entities in which we share ownership and control with third parties, including risks that result from our lack of sole decision making authority, or reliance on the financial condition of third parties, disputes that may arise between us and third party participants, difficulties in exiting these arrangements, requirements to contribute additional capital, the timing and amount of which may not be within our control, and rules for accounting for these entities including those requiring their consolidation or deconsolidation in our financial statements;
•	Political and economic conditions, including inflation and deflation;
•	Domestic terrorism and other threats to our physical and intangible assets, as well as threats to cybersecurity;
•	The timing and receipt of regulatory approvals necessary for planned construction or any future expansion projects, and compliance with conditions associated with such regulatory approvals;
•	Changes in demand for our services, including industrial, commercial and residential growth or decline in our service areas, changes in supplies of natural gas delivered to our pipeline systems, failure to maintain or replace customer contracts on favorable terms, changes in customer growth or usage patterns, including as a result of energy conservation programs and the availability of energy efficient devices;
•	Additional competition in industries in which we operate;
•	Changes to regulated gas transportation and storage rates collected by us;
•	Changes in operating, maintenance and construction costs;
•	Adverse outcomes in litigation matters or regulatory proceedings;
•	The impact of operational hazards, including adverse developments with respect to pipeline and plant safety or integrity, equipment loss, malfunction or failure, operator error, and other catastrophic events;
•	The inability to complete planned construction, conversion or expansion projects at all, or within the terms and time frames initially anticipated, including as a result of increased public involvement or intervention in such projects;
•	The inability of the Liquefaction Project to perform as expected once commercially operational;
•	Contractual arrangements to be entered into with or performed by our customers substantially in the future, including any revenues anticipated thereunder and any possibility of termination and inability to replace such contractual arrangements, including contracts upon which our business is substantially dependent;

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

•	Capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;
•	Fluctuations in interest rates and increases in our level of indebtedness;
•	Changes in availability and cost of capital;
•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies; and
•	Conflicts of interest with Dominion Energy and its affiliates.

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

PARTNERSHIP OVERVIEW

We are a growth-oriented Delaware limited partnership formed on March 11, 2014 by Dominion Energy to initially own the Preferred Equity Interest and the general partner interest in Cove Point, which owns LNG terminalling, storage, regasification and transportation assets. We expect that our relationship with Dominion Energy, which has substantial additional midstream assets, should provide us the opportunity over time to grow a portfolio of natural gas terminaling, processing, storage, transportation and related assets. The Preferred Equity Interest is a perpetual, non-convertible preferred equity interest entitled to Preferred Return Distributions so long as Cove Point has sufficient cash and undistributed Net Operating Income (determined on a cumulative basis from the closing of the Offering) from which to make Preferred Return Distributions. Preferred Return Distributions will be made on a quarterly basis and will not be cumulative. Until the Liquefaction Project is completed, Cove Point was prohibited from making a distribution on its common equity interests until it had a distribution reserve sufficient to pay two quarters of Preferred Return Distributions. The distribution reserve was fully funded in October 2016 and was fully utilized in November 2017 and February 2018 to fund the quarterly Preferred Return Distribution. The Preferred Equity Interest is also entitled to receive Additional Return Distributions, and should benefit from the expected increased cash flow and income associated with the Liquefaction Project upon commercial operation. We expect the Preferred Equity Interest to have limited exposure to the capital expenditure requirements associated with the future expansion of the Cove Point Facilities, as Dominion Energy, although it is under no obligation to do so, has indicated that it intends to provide such funding. Our results of operations and financial condition will be dependent on the performance of Cove Point, and we believe that the discussion and analysis of Cove Point’s financial condition and operations is important to our unitholders.

On April 1, 2015, Dominion Energy Midstream acquired from Dominion Energy all issued and outstanding membership interests in DECG. DECG owns and operates nearly 1,500 miles of FERC-regulated open access, transportation-only interstate natural gas pipeline in South Carolina and southeastern Georgia.

On September 29, 2015, Dominion Energy Midstream acquired a 25.93% noncontrolling partnership interest in Iroquois. Iroquois, a Delaware limited partnership, owns and operates a 416-mile FERC-regulated interstate natural gas transmission pipeline that extends from the Canada-U.S. border through the states of New York and Connecticut.

On December 1, 2016, Dominion Energy Midstream acquired from Dominion Energy all of the issued and outstanding membership interests of Dominion Energy Questar Pipeline. Dominion Energy Questar Pipeline owns and operates nearly 2,200 miles of interstate natural gas pipelines and 18 transmission and storage compressor stations in the western U.S., providing natural gas transportation and underground storage services in Utah, Wyoming and Colorado.

Business Strategy

Dominion Energy Midstream’s primary business objective is to generate stable and growing cash flows, which will enable it to maintain and increase cash distributions per unit over time. We intend to accomplish this objective by executing the following strategies:

•	Pursue accretive acquisitions from Dominion Energy. We intend to seek opportunities to expand our initial asset base primarily through accretive acquisitions from Dominion Energy. In connection with the Offering, Dominion Energy granted us a right of first offer with respect to any future sale of its common equity interests in Cove Point, and we may also acquire newly issued common or additional preferred equity interests in Cove Point. Furthermore, Dominion Energy granted us a right of first offer with respect to any future sale of its indirect ownership interest in Blue Racer, which is a midstream company focused on the Utica Shale formation, and its indirect ownership interest in Atlantic Coast Pipeline, which is a limited liability company focused on constructing a natural gas pipeline running from West Virginia through Virginia to North Carolina. Dominion Energy is under no obligation to sell these interests, nor are we obligated to purchase such interests. We believe Dominion Energy will offer us opportunities to acquire other midstream assets that it may acquire or develop in the future or that it currently owns. We believe that Dominion Energy’s economic relationship with us incentivizes it to offer us acquisition opportunities, although it is under no obligation to do so nor are we obligated to make any such acquisitions.
•	Pursue third party acquisitions and organic growth opportunities. We also intend to grow our business by pursuing strategic acquisitions from third parties and, as we acquire additional assets, future organic growth opportunities at those acquired assets. Our third-party growth strategy will include assets both within the existing geographic footprint of Dominion Energy’s natural gas-related businesses and potentially in new areas.
•	Focus on long-term stable cash flows. We intend to pursue future growth opportunities, whether through our relationship with Dominion Energy, third-party acquisitions or organic growth opportunities, that provide long-term, stable cash flows.

•	Capitalize on Dominion Energy’s midstream experience in the Utica and Marcellus Shale formations. We intend to capitalize on Dominion Energy’s midstream experience in the Utica and Marcellus Shale formations. Dominion Energy’s experience in these shale formations, as well as its extensive footprint, could potentially provide significant growth opportunities.

BASIS OF PRESENTATION

Dominion Energy owns the general partner interest and the Preferred Equity Interest in Cove Point. As discussed in Note 16 to the Consolidated Financial Statements, Dominion Energy Midstream is the primary beneficiary of, and therefore consolidates, Cove Point. As such, Dominion Energy Midstream’s investment in the Preferred Equity Interest and Cove Point’s preferred equity interest are eliminated in consolidation. Dominion Energy’s retained common equity interest in Cove Point is reflected as noncontrolling interest.

The DECG Acquisition is considered to be a reorganization of entities under common control. As a result, Dominion Energy Midstream’s basis in DECG is equal to Dominion Energy’s cost basis in the assets and liabilities of DECG. On April 1, 2015, DECG became a wholly-owned subsidiary of Dominion Energy Midstream and is therefore consolidated by Dominion Energy Midstream. The accompanying financial statements and related notes include the historical results and financial position of DECG beginning January 31, 2015, the inception date of common control.

The Dominion Energy Questar Pipeline Acquisition is considered to be a reorganization of entities under common control. As a result, Dominion Energy Midstream’s basis in Dominion Energy Questar Pipeline is equal to Dominion Energy’s cost basis in the assets and liabilities of Dominion Energy Questar Pipeline. On December 1, 2016, Dominion Energy Questar Pipeline became a wholly-owned subsidiary of Dominion Energy Midstream and is therefore consolidated by Dominion Energy Midstream. The accompanying financial statements and related notes have been retrospectively adjusted to include the historical results and financial position of Dominion Energy Questar Pipeline beginning September 16, 2016, the inception date of common control.

The financial statements for all years presented include costs for certain general, administrative and corporate expenses assigned by DES, DECGS (DEPC prior to January 1, 2016) or DEQPS to Dominion Energy Midstream on the basis of direct and allocated methods in accordance with Dominion Energy Midstream’s services agreements with DES, DECGS (DEPC prior to January 1, 2016) and DEQPS. Where costs incurred cannot be determined by specific identification, the costs are allocated based on the proportional level of effort devoted by DES, DECGS (DEPC prior to January 1, 2016) or DEQPS resources that is attributable to the entities, determined by reference to number of employees, salaries and wages and other similar measures for the relevant DES, DECGS (DEPC prior to January 1, 2016) or DEQPS service. Management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses are reasonable.

HOW WE EVALUATE OUR OPERATIONS

Dominion Energy Midstream management uses a variety of financial metrics to analyze our performance. These metrics are significant factors in assessing our operating results and include: (1) EBITDA; (2) Adjusted EBITDA; and (3) distributable cash flow.

EBITDA, Adjusted EBITDA and Distributable Cash Flow

EBITDA represents net income including noncontrolling interest and predecessors before interest and related charges, income tax and depreciation and amortization. Adjusted EBITDA represents EBITDA after adjustment for the EBITDA attributable to predecessors and a noncontrolling interest in Cove Point held by Dominion Energy, less income from equity method investees, plus distributions from equity method investees. Subsequent to the Dominion Energy Questar Pipeline Acquisition, we define distributable cash flow as Adjusted EBITDA less distributions to preferred unitholders, maintenance capital expenditures and interest expense and adjusted for known timing differences between cash and income.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

FACTORS IMPACTING COMPARABILITY OF OUR FINANCIAL RESULTS

Our historical results of operations and cash flows for the periods presented may not be comparable, either from period to period, or going forward, principally for the following reasons:

Cove Point Rate Case

In August 2017, Cove Point filed a proposed stipulation and settlement agreement with FERC, which was approved in November 2017. Under the terms of the settlement agreement, Cove Point’s rates effective October 2017 result in decreases to annual revenues and depreciation expense of approximately $17.7 million and $3.0 million, respectively, compared to the rates in effect through December 31, 2016. See Note 14 to the Consolidated Financial Statements for more information.

Dominion Energy Questar Pipeline Acquisition

In October 2016, Dominion Energy Midstream, following approval by the Conflicts Committee of Dominion Energy Midstream GP, LLC, its general partner, entered into the Dominion Energy Questar Pipeline Contribution Agreement to acquire Dominion Energy Questar Pipeline from Dominion Energy. Upon closing of the agreement in December 2016, Dominion Energy Midstream became the owner of all of the issued and outstanding membership interests of Dominion Energy Questar Pipeline in exchange for consideration consisting of 6,656,839 common units, 11,365,628 Series A Preferred Units and cash of $822.7 million, $300.0 million of which was treated as a debt-financed distribution, for a total value of $1.29 billion. In addition, Dominion Energy Questar Pipeline’s debt of $435.0 million remained outstanding. In connection with the financing of the Dominion Energy Questar Pipeline Acquisition, Dominion Energy Midstream issued 15,525,000 common units to the public in November 2016. Additionally, in December 2016, Dominion Energy Midstream issued 5,990,634 common units and 18,942,714 Series A Preferred Units through a private placement and borrowed $300.0 million under a three-year term loan agreement. See Note 4 to the Consolidated Financial Statements for additional information regarding the Dominion Energy Questar Pipeline Acquisition.

As a result of the transaction, Dominion Energy Midstream owns 100% of the membership interests in Dominion Energy Questar Pipeline and therefore consolidates Dominion Energy Questar Pipeline in its financial statements. Because the contribution of Dominion Energy Questar Pipeline by Dominion Energy to Dominion Energy Midstream is considered to be a reorganization of entities under common control, Dominion Energy Questar Pipeline’s assets and liabilities were recorded in Dominion Energy Midstream’s Consolidated Financial Statements at Dominion Energy’s historical cost. Common control began on September 16, 2016, concurrent with Dominion Energy’s acquisition of Dominion Energy Questar.

Iroquois Rate Settlement

In October 2016, FERC issued an order approving a settlement reached between the parties in the Section 5 rate case initiated on Iroquois’ tariff rates. The settlement resulted in a reduction of Iroquois’ rates to be phased in from September 2016 through September 2018. As a result, Dominion Energy Midstream’s equity method earnings from Iroquois are expected to decrease ratably during the phase-in period and ultimately by approximately 20% for 2019, excluding the effects of any growth projects. Dominion Energy Midstream’s distributions received from Iroquois are expected to remain consistent with historical levels.

Acquisition of Interest in Iroquois

On August 14, 2015, Dominion Energy Midstream entered into Contribution Agreements with NG and NJNR. On September 29, 2015, pursuant to the Contribution Agreements, Dominion Energy Midstream acquired a 25.93% noncontrolling partnership interest in Iroquois, consisting of NG’s 20.4% and NJNR’s 5.53% partnership interests in Iroquois and, in exchange, Dominion Energy Midstream issued common units representing limited partnership interests in Dominion Energy Midstream to both NG (6,783,373 common units) and NJNR (1,838,932 common units). The number of units was based on the volume-weighted average trading price of Dominion Energy Midstream’s common units for the five trading days prior to August 14, 2015, or $33.23 per unit. The Iroquois investment, accounted for under the equity method, was recorded at $216.5 million based on the value of Dominion Energy Midstream’s common units at closing, including $0.5 million of external transaction costs.

DECG Acquisition

On April 1, 2015, Dominion Energy Midstream entered into a Purchase, Sale and Contribution Agreement with Dominion Energy pursuant to which Dominion Energy Midstream acquired from Dominion Energy all of the issued and outstanding membership interests of DECG in exchange for total consideration of $500.8 million, as adjusted for working capital. The sale of DECG from Dominion Energy to Dominion Energy Midstream is considered to be a reorganization of entities under common control. As a result, Dominion Energy Midstream’s basis is equal to Dominion Energy’s cost basis in the assets and liabilities of DECG. Subsequent to the transaction, Dominion Energy Midstream owns 100% of the membership interests in DECG and therefore consolidates DECG.

Import Contracts

Cove Point has historically operated as an LNG import facility, under various long-term import contracts. Since 2010, Dominion Energy has renegotiated certain existing LNG import contracts in a manner that will result in a significant reduction in pipeline and storage capacity utilization and associated anticipated revenues during the period from 2017 through 2028. Such amendments created the opportunity for Dominion Energy to explore the Liquefaction Project, which, assuming it becomes operational, will extend the economic life of Cove Point. In total, these renegotiations reduced Cove Point’s expected annual revenues from the import-related contracts by approximately $150 million from 2017 through 2028, partially offset by approximately $50 million of additional revenues in the years 2013 through 2017.

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

Income Taxes

Federal and state income taxes are reflected on the historical financial statements of Cove Point. Dominion Energy Midstream, as a pass-through entity, generally is not subject to income taxes and does not record any provision for income taxes in its Consolidated Financial Statements. Income taxes will not be included in future periods, except to the extent Dominion Energy Midstream acquires interests in business activities that are conducted in states that impose income taxes on partnerships or if it were to acquire a controlling interest in an entity that is subject to income taxes. However, when Dominion Energy Midstream acquires a controlling interest in a business from Dominion Energy that had previously been subject to income taxes, the income taxes incurred by the business would be included in Dominion Energy Midstream’s Consolidated Financial Statements for any period in which Dominion Energy owned the controlling interest.

ACCOUNTING MATTERS

Critical Accounting Policies and Estimates

Dominion Energy Midstream has identified the following accounting policies, including certain inherent estimates, that as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. Dominion Energy Midstream has discussed the development, selection and disclosure of each of these policies with the Audit Committee of its Board of Directors.

ACCOUNTING FOR REGULATED OPERATIONS

Dominion Energy Midstream is required to reflect the effect of FERC rate regulation in its Consolidated Financial Statements. For regulated businesses subject to FERC cost-of-service rate regulation, regulatory practices that assign costs to accounting periods may differ from accounting methods generally applied by nonregulated companies. When it is probable that FERC will permit the recovery of current costs through future rates charged to customers, these costs that would otherwise be expensed by nonregulated companies, are deferred as regulatory assets. Likewise, regulatory liabilities are recognized when it is probable that FERC will require customer refunds through future rates or when revenue is collected from customers for expenditures that have yet to be incurred. Generally, regulatory assets and liabilities are amortized into income over the period authorized by FERC.

Dominion Energy Midstream evaluates whether or not recovery of its regulatory assets through future rates is probable and makes various assumptions in its analyses. The expectations of future recovery are generally based on orders issued by FERC or historical experience, as well as discussions with FERC and legal counsel. If recovery of a regulatory asset is determined to be less than probable, it will be written off in the period such assessment is made. See Note 13 to the Consolidated Financial Statements for additional information.

USE OF ESTIMATES IN GOODWILL IMPAIRMENT TESTING

At December 31, 2017, Dominion Energy Midstream reported $819.2 million of goodwill on its Balance Sheet.

In April of each year, Dominion Energy Midstream tests its goodwill for potential impairment, and performs additional tests more frequently if an event occurs or circumstances change in the interim that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The 2017, 2016 and 2015 annual tests and any interim tests did not result in the recognition of any goodwill impairment.

In general, Dominion Energy Midstream estimates the fair value of its reporting units by using a combination of discounted cash flows and other valuation techniques that use multiples of earnings for peer group companies and analyses of recent business combinations involving peer group companies. Fair value estimates are dependent on subjective factors such as Dominion Energy Midstream’s estimate of future cash flows, the selection of appropriate discount and growth rates, and the selection of peer group companies and recent transactions. These underlying assumptions and estimates are made as of a point in time; subsequent modifications, particularly changes in discount rates or growth rates inherent in Dominion Energy Midstream’s estimates of future cash flows, could result in a future impairment of goodwill. Although Dominion Energy Midstream has consistently applied the same methods in developing the assumptions and estimates that underlie the fair value calculations, such as estimates of future cash flows, and based those estimates on relevant information available at the time, such cash flow estimates are highly uncertain by nature and may vary significantly from actual results. If the estimates of future cash flows used in the most recent tests had been 10% lower, the resulting fair value would have still been greater than the carrying value of the reporting unit tested, indicating that no impairment was present.

See Note 12 to the Consolidated Financial Statements for additional information.

USE OF ESTIMATES IN LONG-LIVED ASSET AND EQUITY METHOD INVESTMENT IMPAIRMENT TESTING

Impairment testing for an individual or group of long-lived assets, including intangible assets with definite lives, and equity method investments is required when circumstances indicate those assets may be impaired. When a long-lived asset’s carrying amount exceeds the undiscounted estimated future cash flows associated with the asset, the asset is considered impaired to the extent that the asset’s fair value is less than its carrying amount. When an equity method investment’s carrying amount exceeds its fair value, and the decline in value is deemed to be other-than-temporary, an impairment is recognized to the extent that the fair value is less than its carrying amount. Performing an impairment test on long-lived assets and equity method investments involves judgment in areas such as identifying if circumstances indicate an impairment may exist, identifying and grouping affected assets in the case of long-lived assets, and

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

developing the undiscounted and discounted estimated future cash flows (used to estimate fair value in the absence of a market-based value) associated with the asset, including probability weighting such cash flows to reflect expectations about possible variations in their amounts or timing, expectations about the operations of the long-lived assets and equity method investments and the selection of an appropriate discount rate. When determining whether a long-lived asset or asset group has been impaired, management groups assets at the lowest level that has identifiable cash flows. Although cash flow estimates are based on relevant information available at the time the estimates are made, estimates of future cash flows are, by nature, highly uncertain and may vary significantly from actual results. For example, estimates of future cash flows would contemplate factors which may change over time, such as the expected use of the asset or underlying assets of equity method investees, including future production and sales levels, expected fluctuations of prices of commodities sold and consumed and expected proceeds from dispositions.

New Accounting Standards

See Note 3 to the Consolidated Financial Statements for a discussion of new accounting standards.

RESULTS OF OPERATIONS

Presented below are selected amounts related to Dominion Energy Midstream’s results of operations:

Year Ended December 31,	2017	$ Change	2016	$ Change	2015
(millions)
Operating revenue	$480.2	$38.9	$441.3	$71.7	$369.6
Purchased gas	55.1	13.4	41.7	(12.9)	54.6
Net revenue	425.1	25.5	399.6	84.6	315.0
Other operations and maintenance	133.8	38.5	95.3	38.6	56.7
Depreciation and amortization	100.8	44.2	56.6	16.2	40.4
Other taxes	36.5	5.9	30.6	4.3	26.3
Earnings from equity method investees	26.2	3.2	23.0	16.4	6.6
Other income	6.3	3.1	3.2	2.2	1.0
Interest and related charges	31.1	23.8	7.3	6.7	0.6
Income tax expense	—	(6.3)	6.3	4.2	2.1
Net income including noncontrolling interest and predecessors	$155.4	$(74.3)	$229.7	$33.2	$196.5
Less: Net income attributable to DECG Predecessor	—	—	—	(2.3)	2.3
Less: Net income attributable to Dominion Energy Questar Pipeline Predecessor	—	(5.5)	5.5	5.5	—
Net income including noncontrolling interest	155.4	(68.8)	224.2	30.0	194.2
Less: Net income (loss) attributable to noncontrolling interest	(39.7)	(157.5)	117.8	(3.9)	121.7
Net income attributable to partners	$195.1	$88.7	$106.4	$33.9	$72.5
EBITDA	$287.3	$(12.6)	$299.9	$60.3	$239.6
Adjusted EBITDA	$298.8	$173.0	$125.8	$50.2	$75.6
Distributable cash flow	$178.2	$72.3	$105.9	$34.3	$71.6

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measure for each year.

Year Ended December 31,	2017	2016	2015
(millions)
Adjustments to reconcile net income including noncontrolling interest and predecessors to EBITDA and Adjusted EBITDA:
Net income including noncontrolling interest and predecessors:	$155.4	$229.7	$196.5
Add:
Depreciation and amortization	100.8	56.6	40.4
Interest and related charges	31.1	7.3	0.6
Income tax expense	—	6.3	2.1
EBITDA	$287.3	$299.9	$239.6
Distributions from equity method investees	30.6	25.1	2.6
Less:
Earnings from equity method investees	26.2	23.0	6.6
EBITDA attributable to DECG Predecessor	—	—	5.7
EBITDA attributable to Dominion Energy Questar Pipeline Predecessor	—	28.0	—
EBITDA attributable to noncontrolling interest	(7.1)	148.2	154.3
Adjusted EBITDA	$298.8	$125.8	$75.6

The following table presents a reconciliation of distributable cash flow to the most directly comparable GAAP financial measure for each year.

Year Ended December 31,	2017	2016	2015
(millions)
Adjustments to reconcile net cash provided by operating activities to distributable cash flow:
Net cash provided by operating activities	$282.9	$288.6	$243.5
Less:
Cash attributable to (from) noncontrolling interest(1)	(3.9)	150.5	154.4
Cash attributable to DECG Predecessor(2)	—	—	10.4
Cash attributable to Dominion Energy Questar Pipeline Predecessor(3)	—	19.7	—
Other changes in working capital and noncash adjustments	(3.1)	7.4	(3.1)
Cash received from distribution reserve(1)	12.5	—	—
Equity method investee distributions included in investing activities	2.6	—	—
Adjusted EBITDA	298.8	125.8	75.6
Adjustments to cash:
Less: Distributions to preferred unitholders(4)	(38.0)	(3.2)	—
Plus (Less): Deferred revenue(5)	(0.1)	5.0	8.0
Less: Amortization of regulatory liability(6)	(2.8)	(2.8)	(2.1)
Less: Maintenance capital expenditures(7)	(51.1)	(16.0)	(9.4)
Plus: Acquisition costs funded by Dominion Energy	6.0	1.6	0.7
Less: Interest expense and AFUDC equity	(34.9)	(4.8)	(1.4)
Plus: Non-cash director compensation	0.3	0.3	0.2
Distributable cash flow	$178.2	$105.9	$71.6

(1)	The Preferred Equity Interest is a perpetual, non-convertible preferred equity interest entitled to the Preferred Return Distributions. Any excess in cash available from Cove Point over the $50.0 million is attributable to the noncontrolling interest held by Dominion Energy but was not available for distribution until the distribution reserve had been fully funded. The $25.0 million distribution reserve was fully funded in the fourth quarter of 2016, $12.5 million of which was utilized in the fourth quarter of 2017 to fund the quarterly Preferred Return Distribution.
(2)	Represents net cash provided by operating activities of DECG from January 31, 2015, the inception date of common control, through March 31, 2015, the date just prior to Dominion Energy Midstream acquiring DECG.
(3)	Represents net cash provided by operating activities of Dominion Energy Questar Pipeline from September 16, 2016, the inception date of common control, through November 30, 2016, the date just prior to Dominion Energy Midstream acquiring Dominion Energy Questar Pipeline.
(4)	Represents distributions to which holders of the Series A Preferred Units are entitled.
(5)	Adjustment to reflect the difference between cash received and revenue recognized related to facilities payments that are deferred and recognized over the related customer contract periods.
(6)	Represents the monetization of a bankruptcy claim being amortized into income through February 2024.
(7)	Amounts include accruals. For the years ended December 31 2017, 2016 and 2015, amounts exclude $36.8 million, $23.0 million and $13.7 million, respectively, of Dominion Energy funded maintenance capital expenditures related to the Cove Point LNG Facility and Cove Point Pipeline. Dominion Energy has indicated that it intends to continue providing the funding necessary for such expenditures, but it is under no obligation to do so. In addition, the year ended December 31, 2016 excludes $2.8 million of maintenance capital expenditures incurred by the Dominion Energy Questar Pipeline Predecessor and the year ended December 31, 2015 excludes $1.3 million of maintenance capital expenditures incurred by the DECG Predecessor.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

ANALYSIS OF CONSOLIDATED OPERATIONS

Overview

Net revenue reflects operating revenue less purchased gas expense. Purchased gas expense includes the value of natural gas retained for use in routine operations and the cost of LNG cooling quantity purchases. LNG cooling quantity purchases are required for Cove Point to maintain the cryogenic readiness of the Cove Point LNG Facility to the extent market conditions exist that neither import nor, once the Liquefaction Project is completed, export services are being sufficiently utilized. Historically, one or two LNG cooling cargos have been procured annually and billed to the Import Shippers pursuant to certain provisions in Cove Point’s FERC Gas Tariff. Increases or decreases in purchased gas expenses related to LNG cooling quantities are offset by corresponding increases or decreases in operating revenues and thus have been financially neutral to Dominion Energy Midstream. Under the terms of the stipulation and settlement agreement approved by FERC in November 2017, the Import Shippers’ responsibility for costs incurred for any LNG cooling cargos received prior to the earlier of operational commencement of the Liquefaction Project or March 2018 would be reduced to approximately half of such amounts incurred. If the Liquefaction Project has not commenced operations prior to March 2018 and LNG cooling quantities are required, Cove Point is responsible for any costs incurred until the Liquefaction Project commences operations. Upon operational commencement of the Liquefaction Project, the Import Shippers will have responsibility for costs incurred on certain LNG cooling quantities. As Cove Point’s contracts with the Export Customers contain similar cost recovery mechanisms, any LNG cooling quantities procured would be financially neutral to Dominion Energy Midstream upon operational commencement of the Liquefaction Project.

An analysis of Dominion Energy Midstream’s results of operations follows:

2017 vs. 2016

Net revenue increased 6%, primarily due to Dominion Energy Questar Pipeline operations being included for all of 2017 ($164.5 million), the St. Charles Transportation Project ($2.6 million), which was placed into service in June 2016, the Columbia to Eastover Project ($3.4 million), which was placed into service in November 2016, and the Keys Energy Project ($5.3 million), which was placed in service in March 2017. These increases were partially offset by a decrease from import contracts in 2017 ($143.6 million) and the impact of the Cove Point rate case approved by FERC in November 2017 ($5.8 million). Operating revenue increased $185.5 million and purchased gas increased $21.0 million as a result of Dominion Energy Questar Pipeline operations being included for all of 2017. The increases in operating revenue and purchased gas were partially offset by a $17.1 million decrease due to the absence of the receipt of an LNG cooling cargo in 2017, as compared to the receipt of one LNG cooling cargo in 2016.

Other operations and maintenance increased 40% primarily due to Dominion Energy Questar Pipeline operations being included for all of 2017 ($33.0 million) and increases in labor and outside service costs associated with Cove Point’s operations affected by the Liquefaction Project ($13.1 million). These increases were partially offset by a decrease in acquisition-related costs ($5.0 million) and the absence of organizational design initiative costs incurred during the first quarter of 2016 ($3.3 million).

Depreciation and amortization increased 78%, primarily due to Dominion Energy Questar Pipeline operations being included for all of 2017 ($39.8 million), depreciation related to growth projects placed in service ($1.7 million) and revised depreciation rates effective January 2017 at Cove Point ($3.0 million). These increases were partially offset by the Cove Point rate case settlement approved by FERC in November 2017 ($1.0 million).

Other taxes increased 19%, primarily due to Dominion Energy Questar Pipeline operations being included for all of 2017 ($5.0 million) and increased property taxes related to growth projects placed into service ($1.1 million).

Earnings from equity method investees increased 14%, primarily due to White River Hub being included for all of 2017.

Other income increased 97%, primarily related to an increase in AFUDC associated with rate-regulated projects.

Interest and related charges increased $23.8 million, primarily due to debt acquired in the Dominion Energy Questar Pipeline Acquisition ($17.6 million) and an increase in interest rates on outstanding long-term debt in 2017 as compared to 2016 ($6.5 million).

Income tax expense decreased $6.3 million, as a result of the absence of income taxes attributable to the Dominion Energy Questar Pipeline Predecessor.

2016 vs. 2015

Net revenue increased 27% primarily due to the Dominion Energy Questar Pipeline Acquisition ($70.6 million), DECG results being included in Dominion Energy Midstream for twelve months in 2016, as compared to eleven months in 2015 ($5.9 million), the Edgemoor Project ($4.2 million), which was placed into service in December 2015, the St. Charles Transportation Project ($1.9 million), which was placed into service in June 2016, and the Columbia to Eastover Project ($0.5 million), which was placed into service in November 2016. Operating revenue and purchased gas decreased approximately $26.5 million due to the receipt of one LNG cooling cargo in 2016, as compared to the receipt of two LNG cooling cargoes in 2015. The decrease in purchased gas was partially offset by an increase in gas costs as a result of the Dominion Energy Questar Pipeline Acquisition ($12.2 million).

Other operations and maintenance increased 68% primarily due to the Dominion Energy Questar Pipeline Acquisition ($16.5 million), increases in acquisition-related costs as compared to 2015 ($6.5 million), increases in labor and outside services for Cove Point’s operations affected by the Liquefaction Project ($6.2 million), organizational design initiative costs incurred during the first quarter of 2016 ($3.3 million) and the impact of DECG results being included in Dominion Energy Midstream for twelve months in 2016, as compared to eleven months in 2015 ($2.4 million).

Depreciation and amortization increased 40% primarily due to the Dominion Energy Questar Pipeline Acquisition ($15.6 million), DECG results being included in Dominion Energy Midstream for twelve months in 2016, as compared to eleven months in 2015 ($0.8 million) and depreciation related to growth projects placed into service ($1.0 million). These increases were partially offset by the absence of accelerated depreciation from 2015 asset retirements associated with the Liquefaction Project ($1.5 million).

Other taxes increased 16% primarily due to the Dominion Energy Questar Pipeline Acquisition ($2.3 million), increased property taxes related to expansion capital projects ($1.0 million) and the impact of DECG results being included in Dominion Energy Midstream for twelve months in 2016, as compared to eleven months in 2015 ($0.6 million).

Earnings from equity method investees increased $16.4 million primarily as a result of the September 2015 acquisition of a 25.93% noncontrolling partnership interest in Iroquois.

Other income increased $2.2 million primarily related to an increase in AFUDC associated with rate-regulated projects in 2016.

Interest and related charges increased $6.7 million primarily due to the Dominion Energy Questar Pipeline Acquisition.

Income tax expense increased $4.2 million as a result of $6.3 million of income taxes attributable to the Dominion Energy Questar Pipeline Predecessor, partially offset by the absence of income taxes associated with the DECG Predecessor ($2.1 million).

SEGMENT RESULTS OF OPERATIONS

Presented below is a summary of contributions by Dominion Energy Midstream’s operating segment to net income including noncontrolling interest and predecessors:

Year Ended December 31,	2017	$ Change	2016	$ Change	2015
(millions)
Gas Infrastructure	$161.4	$(76.8)	$238.2	$40.0	$198.2
Corporate and Other	(6.0)	2.5	(8.5)	(6.8)	(1.7)
Consolidated	$155.4	$(74.3)	$229.7	$33.2	$196.5

Gas Infrastructure

The following table summarizes the key factors impacting Gas Infrastructure’s contribution to net income including noncontrolling interest and predecessors.

2017 vs. 2016

Increase (Decrease)
Amount
(millions)
Dominion Energy Questar Pipeline Acquisition	$ 79.6
Import contracts	(143.6)
Growth projects placed into service	8.5
Labor and outside service costs associated with the Liquefaction Project	(13.1)
2016 organizational design initiative costs	3.3
Interest rate on long-term debt	(6.5)
Revised depreciation rates at Cove Point	(3.0)
Cove Point rate case	(4.8)
Other	2.8
Change in net income contribution	$ (76.8)

2016 vs. 2015

Increase (Decrease)
Amount
(millions)
Dominion Energy Questar Pipeline Acquisition	$21.7
Acquisition of noncontrolling interest in Iroquois	14.8
Growth projects placed into service	5.6
DECG Acquisition	2.6
Absence of income taxes attributable to the DECG Predecessor	2.1
Accelerated depreciation in 2015	1.5
2016 organizational design initiative costs	(3.3)
Labor and outside service costs associated with the Liquefaction Project	(6.2)
Other	1.2
Change in net income contribution	$40.0

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results.

Year Ended December 31,	2017	2016	2015
(millions, except earnings per unit amounts)
Items attributable to operating segment	$(6.0)	$(1.6)	$(1.7)
Items attributable to corporate segment	—	(6.9)	—
Total net charge	$(6.0)	$(8.5)	$(1.7)

Corporate and Other includes items attributable to Dominion Energy Midstream’s operating segment that are not included in profit measures evaluated by executive management in assessing segment performance or in allocating resources among the segments. See Note 25 to the Consolidated Financial Statements for discussion of these items in more detail. Corporate and Other also includes specific items attributable to the Corporate and Other segment. In 2016, this primarily included transition costs of $7.9 million ($6.9 million after-tax) attributable to the Dominion Energy Questar Pipeline Predecessor associated with Dominion’s acquisition of Dominion Energy Questar.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Dominion Energy Midstream’s ongoing principal sources of liquidity may include distributions received from Cove Point from our Preferred Equity Interest, cash generated from operations of DECG and Dominion Energy Questar Pipeline, distributions received from our noncontrolling partnership interests in Iroquois and White River Hub, borrowings under our credit facility with Dominion Energy and issuances of debt and equity securities. We believe that cash from these sources will be sufficient to pay distributions on our common, subordinated and preferred units while continuing to meet our short-term working capital requirements and our long-term capital expenditure requirements. We expect to have sufficient distributable cash flow to pay the minimum quarterly distribution of $0.1750 per common unit and subordinated unit, which equates to $17.5 million per quarter, or $69.9 million per year in the aggregate, based on the number of common units and subordinated units currently outstanding. We do not have a legal or contractual obligation to pay

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

distributions quarterly or on any other basis or at the minimum quarterly distribution rate or at any other rate on our common or subordinated units, and there is no guarantee that we will pay distributions to such unitholders in any quarter.

Additionally, the holders of the Series A Preferred Units are entitled to receive cumulative quarterly distributions of $0.3134 per Series A Preferred Unit for each quarter ending before December 1, 2018, which distributions commenced with the quarter ended December 31, 2016 with a prorated amount from the date of issuance to be paid for such quarter. We cannot pay any distributions on any junior securities, including any of the common units, subordinated units and the IDRs, prior to paying the quarterly distribution payable to holders of the Series A Preferred Units, including any previously accrued and unpaid distributions.

Outstanding Indebtedness

In connection with the Offering, Dominion Energy Midstream entered into a $300.0 million credit facility with Dominion Energy, allowing it to competitively pursue acquisitions and future organic growth opportunities or to otherwise meet its financial needs. At December 31, 2017 and 2016, $26.4 million and $63.2 million was outstanding against the credit facility, respectively. In January and February 2018, Dominion Energy Midstream drew $34.5 million on the credit facility to fund property tax at DECG and expansion capital expenditures. See Note 22 to the Consolidated Financial Statements for a summary of certain key terms of the credit facility with Dominion Energy.

Dominion Energy Midstream has indicated its intention to obtain a $500.0 million revolving credit facility in the first quarter of 2018 to replace the existing $300.0 million credit facility with Dominion Energy. The revolving credit facility is expected to have a three-year maturity, bear interest at a variable rate and have financial covenants, including a quarterly leverage ratio, similar to the existing $300.0 million term loan agreement described below.

On December 1, 2016, in connection with the Dominion Energy Questar Pipeline Acquisition, Dominion Energy Midstream borrowed $300.0 million under a three-year term loan agreement, with a variable interest rate. Interest on the term loan agreement is payable quarterly, and all principal and accrued interest is due and payable at maturity on December 1, 2019. See Note 17 to the Consolidated Financial Statements for a summary of certain key terms of the term loan agreement.

In connection with the Dominion Energy Questar Pipeline Acquisition, Dominion Energy Midstream acquired the existing long-term debt at Dominion Energy Questar Pipeline. At December 31, 2017, this debt consisted of the following instruments:

Type	Principal	Rate	Maturity
	(millions)
Medium-term notes	$5.0	6.48%	2018
Senior notes(1)	250.0	5.83%	2018
Senior notes	180.0	4.875%	2041
Total notes	$435.0

(1)	In January 2018, Dominion Energy Questar Pipeline issued through private placements $100.0 million of 3.53% senior notes and $150.0 million of 3.91% senior notes that mature in 2028 and 2038, respectively, to repay these senior notes.

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

For the year ended December 31, 2017, Dominion Energy Midstream paid total capital expenditures of $919.0 million, which included $87.9 million of maintenance capital expenditures.

Our significant capital projects, all of which are expansion projects, are described further below:

•	Total costs of developing the Liquefaction Project are estimated to be approximately $4.1 billion, excluding financing costs. Through December 31, 2017, Cove Point incurred approximately $4.0 billion of development and construction costs associated with the Liquefaction Project. We caused Cove Point to use the net proceeds contributed to it from the Offering to fund a portion of development and construction costs associated with the Liquefaction Project. The Liquefaction Project is expected to be placed into service in March 2018.
•	Total costs of the Keys Energy Project were approximately $35 million. The project was placed into service in March 2017.
•	Total costs of the Eastern Market Access Project are estimated to be approximately $150 million. Through December 31, 2017, approximately $42 million of costs had been incurred. Construction on the project is expected to begin in the second quarter of 2018, and the project facilities are expected to be placed into service in early 2019.
•	Total costs of the Charleston Project are estimated to be approximately $125 million. Through December 31, 2017, approximately $110 million of costs had been incurred, all of which Dominion Energy Midstream incurred subsequent to the DECG Acquisition. In February 2017, DECG received FERC authorization to construct and operate the project facilities, which are expected to be placed into service in March 2018.
•

In September 2016, DECG entered into a facilities agreement with SCE&G to commit up to $9 million to improve certain measuring and regulation stations over the next seven years in exchange for a 20-year firm transportation commitment of 12,000 Dth/day. We currently expect to improve three to four stations per year over the next seven years, however, DECG is obligated to fund these station improvements only after they are mutually identified and agreed to with SCE&G. Total costs of this project were less than $1 million through December 31, 2017.

•	In March 2017, Dominion Energy Questar Pipeline committed to upgrade certain facilities and increase capacity, including the Hyrum Project, and entered into agreements to provide firm transportation service to Questar Gas Company, an affiliate. Total costs of these projects are expected to be approximately $10 million through 2027. Through December 31, 2017, less than $1 million of costs had been incurred related to these projects.
•	In December 2017, Dominion Energy Questar Pipeline filed with FERC to convert a portion of existing interruptible storage capacity to firm capacity and increase the minimum required deliverability at the Clay Basin storage facility by the end of 2018. Total costs of this project are estimated to be approximately $5 million.

In addition to the expansion projects described above, Cove Point will incur maintenance capital expenditures to acquire spare parts for critical components of its Liquefaction Project. These costs are expected to be approximately $5 million in the first half of 2018.

Dominion Energy has indicated that it intends to provide the funding necessary for the remaining construction costs and other capital expenditures of Cove Point, including the Liquefaction Project and Eastern Market Access Project, but it is under no contractual obligation to do so and has not secured all of the funding necessary to cover these costs, as it intends to finance these costs as they are incurred using its consolidated operating cash flows in addition to proceeds from capital markets transactions. However, Dominion Energy has entered into guarantee arrangements on behalf of Cove Point to facilitate the Liquefaction Project, including guarantees supporting the terminal services and transportation agreements as well as the engineering, procurement and construction contract for the Liquefaction Project. Two of the guarantees have no stated limit, one guarantee has a $150 million limit and one guarantee has a $1.75 billion aggregate limit with an annual draw limit of $175 million. In the event that Dominion Energy does not satisfy its obligations under these guarantee arrangements or otherwise does not agree to provide the funding necessary for the remaining development costs and other capital expenditures of Cove Point, or is unable to obtain such funding in the amounts required or on terms acceptable to Dominion Energy, Cove Point would require substantial external debt or equity financing to complete the construction or other capital expenditures of the Liquefaction Project and Eastern Market Access Project.

Distributions

Distributions are declared subsequent to quarter end. The table below summarizes the quarterly distributions on common and subordinated units.

Quarterly Period Ended	Total Quarterly Distribution (per unit)	Total Cash Distribution (in millions)	Date of Declaration	Date of Record	Date of Distribution
December 31, 2015	$0.2135	$16.8	January 21, 2016	February 5, 2016	February 15, 2016
March 31, 2016	0.2245	17.8	April 19, 2016	May 3, 2016	May 13, 2016
June 30, 2016	0.2355	19.0	July 22, 2016	August 5, 2016	August 15, 2016
September 30, 2016	0.2475	24.3	October 21, 2016	November 4, 2016	November 15, 2016
December 31, 2016	0.2605	27.5	January 25, 2017	February 6, 2017	February 15, 2017
March 31, 2017	0.2740	30.1	April 21, 2017	May 5, 2017	May 15, 2017
June, 30, 2017	0.2880	32.9	July 21, 2017	August 4, 2017	August 15, 2017
September 30, 2017	0.3025	35.8	October 24, 2017	November 6, 2017	November 15, 2017
December 31, 2017	0.3180	39.1	January 25, 2018	February 5, 2018	February 15, 2018

Record holders of the Series A Preferred Units are entitled to receive cumulative quarterly distributions, payable in cash, payable in kind or a combination thereof at the option of our general partner, equal to $0.3134 in respect of each quarter ending before December 1, 2018. The table below summarizes the quarterly distributions on the Series A Preferred Units.

Quarterly Period Ended	Total Distribution (in millions)		Amount Payable in Cash (in millions)	Amount Payable in Kind (in millions)
December 31, 2016	$3.2	(1)	$3.2	$—
March 31, 2017	9.5		9.5	—
June 30, 2017	9.5		9.5	—
September 30, 2017	9.5		9.5	—
December 31, 2017	9.5		9.5	—

(1)	For the period subsequent to the issuance of the Series A Preferred Units through December 31, 2016, the initial quarterly cash distribution was calculated as the minimum quarterly distribution of $0.3134 per unit prorated for the portion of the quarter subsequent to the issuance of the Series A Preferred Units.

Cash Flows

A summary of cash flows is presented below:

Year Ended December 31,	2017	2016	2015
(millions)
Cash and cash equivalents at beginning of year	$39.6	$35.0	$175.4
Cash flows provided by (used in):
Operating activities	282.9	288.6	243.5
Investing activities	(907.2)	(2,122.8)	(1,282.7)
Financing activities	595.7	1,838.8	898.8
Net increase (decrease) in cash and cash equivalents	(28.6)	4.6	(140.4)
Cash and cash equivalents at end of year	$11.0	$39.6	$35.0

OPERATING CASH FLOWS

In 2017, net cash provided by Dominion Energy Midstream’s operating activities decreased $5.7 million, primarily due to lower revenues from Cove Point import contracts in 2017, partially offset by Dominion Energy Questar Pipeline operations being included for all of 2017.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

INVESTING CASH FLOWS

In 2017, net cash used in Dominion Energy Midstream’s investing activities decreased $1.2 billion, primarily due to lower expenditures for the Liquefaction Project and the absence of the Dominion Energy Questar Pipeline Acquisition.

FINANCING CASH FLOWS

In 2017, net cash provided by Dominion Energy Midstream’s financing activities decreased $1.2 billion, primarily due to lower capital contributions from Dominion Energy to fund the Liquefaction Project and the absence of the issuance of common and preferred units in connection with the Dominion Energy Questar Pipeline Acquisition.

In May 2016, Dominion Energy Midstream filed an SEC shelf registration for the ability to sell common units through an at-the-market program and pursuant to which it may offer from time to time up to $150.0 million aggregate amount of its common units. Sales of common units, if any, will be made by means of ordinary brokers’ transactions on the NYSE, in block transactions, or as otherwise agreed to between the managers and us. In July 2016, Dominion Energy Midstream entered into an equity distribution agreement with nine separate managers to effect sales under the program. In 2017, Dominion Energy Midstream provided sales instructions to three of the managers and issued 574,260 units and received cash proceeds of $18.0 million, net of fees and commissions of $0.2 million. In January 2018, Dominion Energy Midstream provided sales instructions to one manager and issued 125,819 units and received cash proceeds of $3.9 million, net of fees and commissions of $0.1 million. Dominion Energy Midstream still has the ability to issue $127.8 million of common units under the program.

CUSTOMER CONCENTRATION

Dominion Energy Midstream provides service to approximately 150 customers, including the Storage Customers, marketers or end users, power generators, utilities and the Import Shippers. The two largest customers comprised approximately 27% of the total transportation and storage revenues for the year ended December 31, 2017. Upon commencement of commercial operation of the Liquefaction Project, it is expected that the Export Customers will represent a significant portion of the total transportation and storage revenues. See Note 21 to the Consolidated Financial Statements for additional information.

CONTRACTUAL OBLIGATIONS

Dominion Energy Midstream is party to numerous contracts and arrangements obligating it to make cash payments in future years. These contracts include debt agreements, contracts for capital projects and the purchase of goods and services. Presented below is a table summarizing cash payments that may result from contracts of which Dominion Energy Midstream or its subsidiaries is party as of December 31, 2017. For purchase obligations and other liabilities, amounts are based upon contract terms, including fixed and minimum quantities to be purchased at fixed or market-based prices. Actual cash payments will be based upon actual quantities purchased and prices paid and will likely differ from amounts presented below. The table excludes all amounts classified as current liabilities in the Consolidated Balance Sheets, other than current maturities of long-term debt. The majority of Dominion Energy Midstream’s current liabilities will be paid in cash in 2018.

	2018	2019- 2020	2021- 2022	2023 and thereafter	Total
(millions)
Long-term debt(1)	$255.0	$300.0	$—	$180.0	$735.0
Interest payments	21.1	27.4	17.6	166.7	232.8
Purchase obligations(2):
Capital projects	40.8	—	—	—	40.8
Transportation service-demand	2.0	4.0	4.0	11.7	21.7
Other(3)	1.1	0.6	0.6	1.5	3.8
Other long-term liabilities(4):
CPCN obligation(5)	—	8.8	0.8	6.0	15.6
Total cash payments	$320.0	$340.8	$23.0	$365.9	$1,049.7
(1)	Based on stated maturity dates. In February 2018, $250.0 million of Dominion Energy Questar Pipeline’s senior notes were repaid using proceeds from the January 2018 issuance, through private placements, of $100.0 million and $150.0 million of senior notes that mature in 2028 and 2038, respectively. As a result, at December 31, 2017, $250.0 million of senior notes with a 2018 maturity were included in long-term debt in the Consolidated Balance Sheets.
(2)	Amounts exclude open purchase orders for services that are provided on demand, the timing of which cannot be determined.
(3)	Represents operations and maintenance commitments.
(4)	Excludes regulatory liabilities and employee benefit plan obligations, which are not contractually fixed as to timing and amount. See Notes 13 and 18 to the Consolidated Financial Statements. Deferred revenue is also excluded as it is not expected to require future cash payments by Dominion Energy Midstream.
(5)	Relates to payments required by the CPCN granted by the Maryland Commission. Payments approximating $8.4 million are accrued as a current liability and are therefore excluded from this table. See Note 19 to the Consolidated Financial Statements for further information.

Off-Balance Sheet Arrangements

Other than the holding of surety bonds as discussed in Note 20 to the Consolidated Financial Statements, Dominion Energy Midstream had no off-balance sheet arrangements at December 31, 2017.

FUTURE ISSUES AND OTHER MATTERS

See Item 1. Business and Notes 13 and 14 to the Consolidated Financial Statements for additional information on various environmental, regulatory, legal and other matters that may impact future results of operations, financial condition and/or cash flows.

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

ENVIRONMENTAL PROTECTION AND MONITORING EXPENDITURES

Expenses (including depreciation) related to environmental protection and monitoring activities were $3.0 million, $2.1 million and $1.7 million during 2017, 2016, and 2015, respectively. These expenses are expected to approximate $4.3 million in both 2018 and 2019. In addition, capital expenditures related to environmental controls were $22.7 million, $5.2 million and $0.2 million for 2017, 2016 and 2015, respectively. These expenditures are expected to approximate $14.6 million and $2.3 million in 2018 and 2019, respectively.

FUTURE ENVIRONMENTAL REGULATIONS

Air

The CAA, as amended, is a comprehensive program utilizing a broad range of regulatory tools to protect and preserve the nation’s air quality. At a minimum, states are required to establish regulatory programs to address all requirements of the CAA. However, states may choose to develop regulatory programs that are more restrictive. Dominion Energy Midstream’s facilities are subject to the CAA’s permitting and other requirements.

In August 2015, the EPA issued final carbon standards for existing fossil fuel power plants. Known as the Clean Power Plan, the rule uses a set of measures for reducing emissions from existing sources that includes efficiency improvements at coal plants, displacing coal-fired generation with increased utilization of natural gas combined cycle units and expanding renewable resources. The final rule has been challenged in the U.S. Court of Appeals for the D.C. Circuit. In February 2016, the U.S. Supreme Court issued a stay of the Clean Power Plan until the disposition of the petitions challenging the rule now before the Court of Appeals, and, if such petitions are filed in the future, before the U.S. Supreme Court. Pursuant to an Executive Order directing the EPA to undertake a review of the Clean Power Plan, the EPA issued a proposed rule in October 2017 to repeal the Clean Power Plan on the basis that the rule promulgated in 2015 exceeds the EPA’s authority under the CAA. In December 2017, the EPA issued an Advanced Notice of Proposed Rulemaking to solicit input on whether it should proceed with a rule to replace the Clean Power Plan, and if so, what the scope of such a rule should be. Given these developments and associated federal and state regulatory and legal uncertainties, Dominion Energy Midstream cannot predict the potential financial statement impacts at this time.

In October 2015, the EPA issued a final rule tightening the ozone standard from 75 ppb to 70 ppb. The statutory deadline for the EPA to complete the attainment designations was October 2017. States will have three years after final designations, certain of which were issued by the EPA in November 2017, to develop plans to address the new standard. In September 2016, the Virginia Department of Environmental Quality required that a reasonable available control technology analysis be conducted for Cove Point’s compressor stations in Loudoun County. The reasonable available control technology analysis was submitted in October 2016. Until the states have developed implementation plans, Dominion Energy Midstream is unable to predict whether or to what extent the new rules will ultimately require additional controls.

In September 2016, the Maryland Department of the Environment notified Dominion Energy Midstream that certain combustion air emission sources at the Cove Point LNG Facility are subject to the non-electric generating unit provisions of the NOx SIP Call for Maryland. Maryland is preparing a state rule change to extend the NOx SIP Call to Cove Point. Implementation will involve state allocations for NOx emissions and a change to monitoring and reporting of NOx emissions from Cove Point. The costs are not expected to be material to Dominion Energy Midstream.

Climate Change

In March 2016, the EPA began development of regulations for reducing methane emissions from existing sources in the oil and natural gas sectors. In November 2016, the EPA issued an Information Collection Request to collect information on existing sources upstream of local distribution companies in this sector. In March 2017, the EPA withdrew the Information Collection Request. In June 2017, the EPA published a notice of reconsideration and partial stay of rules regulating methane emissions from certain new oil and gas facilities. In July 2017, the U.S. Court of Appeals for the D.C. Circuit vacated the EPA partial stay. Dominion Energy Midstream cannot currently estimate the impacts on results of operations, financial condition or cash flows related to this matter.

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

Tax Reform

The 2017 Tax Reform Act includes a broad range of tax reform provisions, including changes in our partners’ tax rates and business deductions, and many of these provisions differ significantly from prior U.S. tax law. The 2017 Tax Reform Act generally reduces our partners’ income tax rates for tax years beginning after December 31, 2017. As a result of the 2017 Tax Reform Act, Dominion Energy Midstream’s subsidiaries subject to FERC rate-regulation may be required to collect from or return to customers the regulatory assets and liabilities created by excess deferred income taxes, and may reduce the cost of service collection of income tax expense due to the lower income tax rates. As pass-through entities, Dominion Energy Midstream and its subsidiaries do not record a provision for income taxes, and therefore have not recorded a regulatory liability for excess deferred income taxes in the Consolidated Financial Statements. However, the 2017 Tax Reform Act could have a material impact on results of operations and cash flows, although we are unable to predict the timing of when, and to what extent, the reductions may occur.

Legal Matters

In January 2015, DECG, while it was a subsidiary of SCANA, self-reported potentially non-compliant natural gas pipeline exposure maintenance activities to the U.S. Army Corps of

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Engineers. During pipeline maintenance activities, it was discovered that prior authorization had not been obtained from the U.S. Army Corps of Engineers for seventeen locations that involved the additions of fill, culverts and concrete mats. In June 2015, DECG submitted a draft CRA to the U.S. Army Corps of Engineers with proposed plans for rehabilitation and minimization of potential adverse impacts to water bodies and proposed to apply for after-the-fact permits. In June 2016, the U.S. Army Corps of Engineers provided the approved CRA to Dominion Energy Midstream, which was executed in July 2016. Dominion Energy Midstream expects SCANA will provide funding for all material costs, if any, to satisfy the requirements imposed by the U.S. Army Corps of Engineers as required by the CRA. DECG is implementing the CRA.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of the following information is to provide information about our potential exposure to market risk. The term “market risk” refers to the risk of loss arising from adverse changes in commodity prices and interest rates. The reader’s attention is directed to Item 1A. Risk Factors for discussion of various risks and uncertainties that may impact Dominion Energy Midstream.

Commodity Price Risk

We will be entitled to the Preferred Return Distributions so long as Cove Point has sufficient cash and undistributed Net Operating Income from which to make the Preferred Return Distributions. The cash flow attributable to the Preferred Equity Interest and from the operations of DECG and Dominion Energy Questar Pipeline is underpinned by long-term fixed reservation fee agreements. Accordingly, we believe we are not subject to any material impacts of commodity price risk.

Interest Rate Risk

Upon the closing of the Offering, we entered into a $300.0 million variable rate credit facility with Dominion Energy. At December 31, 2017 and 2016, we had $26.4 million and $63.2 million outstanding indebtedness against the credit facility, respectively. In connection with the Dominion Energy Questar Pipeline Acquisition, we borrowed $300.0 million under a three-year variable rate term loan agreement. We may hedge the interest portions of our borrowings from time-to-time in order to manage risks associated with floating interest rates. A hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at December 31, 2017 or 2016.

Effective March 2017, Dominion Energy Midstream uses interest rate derivatives to manage risks associated with variable interest rates. At December 31, 2017, Dominion Energy Midstream had $300.0 million in aggregate notional amounts of these interest rate derivatives outstanding, all of which were designated as cash flow hedges of forecasted interest payments. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $1.2 million in the fair value of Dominion Energy Midstream’s interest rate derivatives at December 31, 2017.

Item 8. Financial Statements and Supplementary Data

[THIS PAGE INTENTIONALLY LEFT BLANK]

52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Dominion Energy Midstream GP, LLC and Members of

Dominion Energy Midstream Partners, LP

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dominion Energy Midstream Partners, LP and its subsidiaries (“Dominion Energy Midstream”) at December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity and partners’ capital, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Dominion Energy Midstream at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Dominion Energy Midstream’s internal control over financial reporting at December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2018, expressed an unqualified opinion on Dominion Energy Midstream’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of Dominion Energy Midstream’s management. Our responsibility is to express an opinion on Dominion Energy Midstream’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Dominion Energy Midstream in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 27, 2018

We have served as Dominion Energy Midstream’s auditor since 2002.

Dominion Energy Midstream Partners, LP

Consolidated Statements of Income

Year Ended December 31,	2017	2016	2015
(in millions, except per unit data)

Operating Revenue(1)	$480.2	$441.3	$369.6
Operating Expenses
Purchased gas(1)	55.1	41.7	54.6
Other operations and maintenance:
Affiliated suppliers	70.9	34.8	22.1
Other	62.9	60.5	34.6
Depreciation and amortization	100.8	56.6	40.4
Other taxes	36.5	30.6	26.3
Total operating expenses	326.2	224.2	178.0
Income from operations	154.0	217.1	191.6
Earnings from equity method investees	26.2	23.0	6.6
Other income	6.3	3.2	1.0
Interest and related charges(1)	31.1	7.3	0.6
Income from operations including noncontrolling interest before income taxes	155.4	236.0	198.6
Income tax expense	—	6.3	2.1
Net income including noncontrolling interest and predecessors	$155.4	$229.7	$196.5
Less: Net income attributable to DECG Predecessor	—	—	2.3
Less: Net income attributable to Dominion Energy Questar Pipeline Predecessor	—	5.5	—
Net income including noncontrolling interest	155.4	224.2	194.2
Less: Net income (loss) attributable to noncontrolling interest	(39.7)	117.8	121.7
Net income attributable to partners	$195.1	$106.4	$72.5

Net income attributable to partners’ ownership interest
Preferred unitholders’ interest in net income	$38.0	$3.2	$—
General partner’s interest in net income	14.2	2.3	(0.5)
Common unitholders’ interest in net income	96.9	63.9	41.3
Subordinated unitholder’s interest in net income	46.0	37.0	31.7
Net income per limited partner unit (basic)
Common units	$1.44	$1.30	$1.08
Subordinated units	$1.44	$1.17	$1.00
Net income per limited partner unit (diluted)
Common units	$1.35	$1.30	$1.08
Subordinated units	$1.44	$1.17	$1.00

(1)	See Note 22 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Midstream’s Consolidated Financial Statements.

Dominion Energy Midstream Partners, LP

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2017	2016	2015
(millions)
Net income including noncontrolling interest and predecessors	$155.4	$229.7	$196.5
Other comprehensive income (loss):
Net deferred gains on derivatives-hedging activities	0.1	—	—
Amounts reclassified to net income:
Net derivative losses-hedging activities	1.3	—	—
Changes in other comprehensive income (loss) from equity method investees	0.4	(0.4)	—
Other comprehensive income (loss)	1.8	(0.4)	—
Comprehensive income including noncontrolling interest and predecessors	157.2	229.3	196.5
Comprehensive income attributable to DECG Predecessor	—	—	2.3
Comprehensive income attributable to Dominion Energy Questar Pipeline Predecessor	—	5.5	—
Comprehensive income (loss) attributable to noncontrolling interests	(39.7)	117.8	121.7
Comprehensive income attributable to partners	$196.9	$106.0	$72.5

The accompanying notes are an integral part of Dominion Energy Midstream’s Consolidated Financial Statements.

Dominion Energy Midstream Partners, LP

Consolidated Balance Sheets

At December 31,	2017	2016
(millions)

ASSETS
Current Assets
Cash and cash equivalents	$11.0	$39.6
Restricted cash	12.7	25.0
Customer and other receivables	32.1	45.9
Affiliated receivables	14.1	18.3
Prepayments	11.3	8.7
Inventories:
Materials and supplies	30.2	19.1
Gas stored	1.2	1.0
Regulatory assets	14.5	5.1
Natural gas imbalances(1)	10.4	6.7
Other	3.2	1.5
Total current assets	140.7	170.9
Investment in Equity Method Affiliates	253.8	257.8
Property, Plant and Equipment
Property, plant and equipment	7,788.9	6,911.4
Accumulated depreciation and amortization	(1,101.5)	(1,032.0)
Total property, plant and equipment, net	6,687.4	5,879.4
Deferred Charges and Other Assets
Goodwill	819.2	819.2
Intangible assets, net	35.1	17.6
Regulatory assets	40.5	40.2
Other(1)	3.6	1.8
Total deferred charges and other assets	898.4	878.8
Total assets	$7,980.3	$7,186.9

(1)	See Note 22 for amounts attributable to related parties.

At December 31,	2017	2016
(millions)

LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$5.0	$—
Accounts payable	26.5	21.5
Payables to affiliates	12.7	9.9
Accrued interest, payroll and taxes	15.1	12.7
Regulatory liabilities	14.0	7.5
Dominion Energy credit facility borrowings	26.4	63.2
Deferred revenue	1.8	4.3
CPCN obligation	8.4	8.0
Other(1)	37.2	22.1
Total current liabilities	147.1	149.2
Long-Term Debt	725.7	729.9
Deferred Credits and Other Liabilities
Regulatory liabilities	131.1	129.1
CPCN obligation	13.3	21.4
Asset retirement obligations	30.2	29.3
Deferred revenue	13.9	14.0
Other(1)	23.8	14.1
Total deferred credits and other liabilities	212.3	207.9
Total liabilities	1,085.1	1,087.0
Commitments and Contingencies (see Note 20)
Equity and Partners’ Capital
Preferred unitholders—public (18,942,714 units issued and outstanding at December 31, 2017 and 2016)	496.0	492.1
Preferred unitholder—Dominion Energy (11,365,628 units issued and outstanding at December 31, 2017 and 2016)	303.6	301.2
Common unitholders—public (49,318,899 and 48,734,195 units issued and outstanding at December 31, 2017 and 2016, respectively)	1,115.6	1,082.1
Common unitholder—Dominion Energy (18,504,628 units issued and outstanding at December 31, 2017 and 2016)	463.2	457.4
Subordinated unitholder—Dominion Energy (31,972,789 units issued and outstanding at December 31, 2017 and 2016)	493.0	483.0
General Partner interest—Dominion Energy (non-economic interest)	(23.6)	(29.2)
Accumulated other comprehensive income (loss)	1.4	(0.4)
Total Dominion Energy Midstream Partners, LP partners’ capital	2,849.2	2,786.2
Noncontrolling interest	4,046.0	3,313.7
Total equity and partners’ capital	6,895.2	6,099.9
Total liabilities and equity and partners’ capital	$7,980.3	$7,186.9

(1)	See Note 22 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Midstream’s Consolidated Financial Statements.

Dominion Energy Midstream Partners, LP

Consolidated Statements of Equity and Partners’ Capital

	DECG Predecessor Equity	Dominion Energy Questar Pipeline Predecessor Equity	Preferred Unitholders Public	Preferred Unitholder Dominion Energy	Common Unitholders Public	Common Unitholder Dominion Energy	Subordinated Unitholder Dominion Energy	General Partner Dominion Energy (non- economic interest)	AOCI	Total Dominion Energy Midstream Partners, LP Partners’ Equity and Capital	Noncontrolling interest	Total Equity and Partners’ Capital
(millions)

December 31, 2014	$—	$—	$—	$—	$395.4	$213.7	$466.2	$—	$—	$1,075.3	$1,075.5	$2,150.8
Net income including noncontrolling interest	—	—	—	—	24.0	17.3	31.7	(0.5)	—	72.5	121.7	194.2
DECG Acquisition:
Record Dominion Energy’s net investment in DECG	497.0	—	—	—	—	—	—	—	—	497.0	—	497.0
Net income attributable to DECG Predecessor	2.3	—	—	—	—	—	—	—	—	2.3	—	2.3
Contribution from Dominion Energy to DECG prior to DECG Acquisition	2.3	—	—	—	—	—	—	—	—	2.3	—	2.3
Allocation of DECG Predecessor investment	(501.6)	—	—	—	—	—	—	501.6	—	—	—	—
Settlement of net current and deferred income tax assets	—	—	—	—	—	—	—	(13.4)	—	(13.4)	—	(13.4)
Consideration provided to Dominion Energy for DECG Acquisition	—	—	—	—	—	200.0	—	(500.8)	—	(300.8)	—	(300.8)
Equity contributions from Dominion Energy	—	—	—	—	—	—	—	0.7	—	0.7	941.2	941.9
Consideration provided to acquire a noncontrolling partnership interest in Iroquois	—	—	—	—	216.0	—	—	—	—	216.0	—	216.0
Purchase of common units by Dominion Energy	—	—	—	—	(19.1)	19.1	—	—	—	—	—	—
Distributions	—	—	—	—	(15.7)	(11.3)	(22.5)	—	—	(49.5)	—	(49.5)
Unit awards (net of unearned compensation)	—	—	—	—	0.2	—	—	—	—	0.2	—	0.2
December 31, 2015	$—	$—	$—	$—	$600.8	$438.8	$475.4	$(12.4)	$—	$1,502.6	$2,138.4	$3,641.0

	DECG Predecessor Equity	Dominion Energy Questar Pipeline Predecessor Equity	Preferred Unitholders Public	Preferred Unitholder Dominion Energy	Common Unitholders Public	Common Unitholder Dominion Energy	Subordinated Unitholder Dominion Energy	General Partner Dominion Energy (non- economic interest)	AOCI	Total Dominion Energy Midstream Partners, LP Partners’ Equity and Capital	Noncontrolling interest	Total Equity and Partners’ Capital
(millions)
December 31, 2015	$ —	$—	$—	$—	$600.8	$438.8	$475.4	$(12.4)	$—	$1,502.6	$2,138.4	$3,641.0
Net income including noncontrolling interest	—	—	2.0	1.2	42.6	21.3	37.0	2.3	—	106.4	117.8	224.2
Dominion Energy Questar Pipeline Acquisition:
Record Dominion Energy’s net investment in Dominion Energy Questar Pipeline	—	1,019.8	—	—	—	—	—	—	—	1,019.8	—	1,019.8
Net income attributable to Dominion Energy Questar Pipeline Predecessor	—	5.5	—	—	—	—	—	—	—	5.5	—	5.5
Contribution from Dominion Energy to Dominion Energy Questar Pipeline prior to Dominion Energy Questar Pipeline Acquisition	—	1.0	—	—	—	—	—	—	—	1.0	—	1.0
Contribution to DEQPS	—	(37.0)	—	—	—	—	—	—	—	(37.0)	—	(37.0)
Allocation of Dominion Energy Questar Pipeline Predecessor investment	—	(989.3)	—	—	—	—	—	989.3	—	—	—	—
Settlement of net current and deferred income tax assets	—	—	—	—	—	—	—	282.5	—	282.5	—	282.5
Consideration provided to Dominion Energy for Dominion Energy Questar Pipeline Acquisition	—	—	—	300.0	—	167.3	—	(1,290.0)	—	(822.7)	—	(822.7)
Issuance of common units, net of offering costs	—	—	—	—	481.7	—	—	—	—	481.7	—	481.7
Issuance of Series A Preferred Units, net of offering costs	—	—	490.1	—	—	—	—	—	—	490.1	—	490.1
Equity contributions from Dominion Energy	—	—	—	—	—	—	—	1.6	—	1.6	1,056.5	1,058.1
Purchase of common units by Dominion Energy	—	—	—	—	(14.2)	14.2	—	—	—	—	—	—
Repurchase of common units	—	—	—	—	—	(167.3)	—	—	—	(167.3)	—	(167.3)
Distributions	—	—	—	—	(29.1)	(16.9)	(29.4)	(2.5)	—	(77.9)	—	(77.9)
Other comprehensive loss	—	—	—	—	—	—	—	—	(0.4)	(0.4)	—	(0.4)
Unit awards (net of unearned compensation)	—	—	—	—	0.3	—	—	—	—	0.3	—	0.3
Other	—	—	—	—	—	—	—	—	—	—	1.0	1.0
December 31, 2016	—	—	492.1	301.2	1,082.1	457.4	483.0	(29.2)	(0.4)	2,786.2	3,313.7	6,099.9
Net income (loss) including noncontrolling interest	—	—	23.7	14.3	70.3	26.6	46.0	14.2	—	195.1	(39.7)	155.4
Issuance of common units, net of offering costs	—	—	—	—	17.8	—	—	—	—	17.8	—	17.8
Equity contributions from Dominion Energy	—	—	—	—	—	—	—	6.0	—	6.0	772.8	778.8
Distributions	—	—	(19.8)	(11.9)	(54.9)	(20.8)	(36.0)	(14.6)	—	(158.0)	—	(158.0)
Other comprehensive income	—	—	—	—	—	—	—	—	1.8	1.8	—	1.8
Unit awards (net of unearned compensation)	—	—	—	—	0.3	—	—	—	—	0.3	—	0.3
Other	—	—	—	—	—	—	—	—	—	—	(0.8)	(0.8)
December 31, 2017	$—	$—	$496.0	$303.6	$1,115.6	$463.2	$493.0	$(23.6)	$1.4	$2,849.2	$4,046.0	$6,895.2

The accompanying notes are an integral part of Dominion Energy Midstream’s Consolidated Financial Statements.

Dominion Energy Midstream Partners, LP

Consolidated Statements of Cash Flows

Year Ended December 31,	2017	2016	2015
(millions)

Operating Activities
Net income including noncontrolling interest and predecessors	$155.4	$229.7	$196.5
Adjustments to reconcile net income including noncontrolling interest and predecessors to net cash provided by operating activities:
Depreciation and amortization	100.8	56.6	40.4
Deferred income taxes	—	(1.5)	1.5
Other adjustments	3.4	0.7	(3.4)
Changes in:
Customer and other receivables	13.8	1.5	(0.4)
Affiliated receivables	4.2	5.2	(0.1)
Prepayments	(2.6)	3.4	(1.0)
Inventories	(11.3)	1.7	(1.0)
Accounts payable	9.9	(3.4)	(1.3)
Payables to affiliates	2.8	(13.0)	2.4
Accrued interest, payroll and taxes	2.4	(5.0)	3.7
Other operating assets and liabilities	4.1	12.7	6.2
Net cash provided by operating activities	282.9	288.6	243.5
Investing Activities
Plant construction and other property additions	(919.0)	(1,276.8)	(1,282.1)
Dominion Energy Questar Pipeline Acquisition	—	(819.1)	—
Change in restricted cash	12.3	(25.0)	—
Other	(0.5)	(1.9)	(0.6)
Net cash used in investing activities	(907.2)	(2,122.8)	(1,282.7)
Financing Activities
Issuance of long-term debt	—	300.0	—
Repayment of affiliated long-term debt	—	(300.8)	—
Dominion Energy credit facility borrowings (repayments), net	(36.8)	57.3	5.9
Contributions from Dominion Energy	772.8	1,057.5	942.5
Net proceeds from issuance of common units	17.8	481.7	—
Net proceeds from issuance of preferred units	—	490.1	—
Repurchase of common units from Dominion Energy	—	(167.3)	—
Distributions to preferred unitholders	(31.7)	—	—
Distributions to common unitholders	(75.7)	(46.0)	(27.0)
Distribution to subordinated unitholder—Dominion Energy	(36.0)	(29.4)	(22.5)
Distribution to general partner—Dominion Energy	(14.6)	(2.5)	—
Other	(0.1)	(1.8)	(0.1)
Net cash provided by financing activities	595.7	1,838.8	898.8
Increase (decrease) in cash and cash equivalents	(28.6)	4.6	(140.4)
Cash and cash equivalents at beginning of period	39.6	35.0	175.4
Cash and cash equivalents at end of period	$11.0	$39.6	$35.0
Supplemental Cash Flow Information
Cash paid during the year for:
Interest and related charges, excluding capitalized amounts	$28.9	$10.4	$0.4
Significant noncash investing and financing activities:
Accrued capital expenditures(1)	30.4	27.5	16.3
Equity settlement of net current and deferred income taxes	—	282.5	13.4
Equity contribution from Dominion Energy to relieve payables to affiliates	6.0	1.6	1.7
Dominion Energy Questar Pipeline Acquisition through issuance of equity	—	467.3	—
DECG Acquisition through issuance of debt and equity	—	—	500.8
Acquisition of a noncontrolling partnership interest in Iroquois through issuance of equity	—	—	216.0
Equity contribution to DEQPS for employee related assets and liabilities	—	37.0	—

(1)	Includes $19.5 million and $11.7 million at December 31, 2017 and 2016, respectively, presented within other current liabilities in the Consolidated Balance Sheets.

The accompanying notes are an integral part of Dominion Energy Midstream’s Consolidated Financial Statements.

Notes to Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Dominion Energy Midstream is a Delaware limited partnership formed in March 2014 by Dominion MLP Holding Company, LLC and Dominion Energy Midstream GP, LLC, both indirect wholly-owned subsidiaries of Dominion Energy, to grow a portfolio of natural gas terminaling, processing, storage, transportation and related assets. In connection with the Offering, Dominion Energy Midstream acquired from Dominion Energy the Preferred Equity Interest and non-economic general partner interest in Cove Point.

The Preferred Equity Interest is a perpetual, non-convertible preferred equity interest entitled to Preferred Return Distributions so long as Cove Point has sufficient cash and undistributed Net Operating Income (determined on a cumulative basis from the closing of the Offering) from which to make Preferred Return Distributions. Preferred Return Distributions are made on a quarterly basis and are not cumulative. Until the Liquefaction Project is completed, Cove Point was prohibited from making a distribution on its common equity interests until it has a distribution reserve sufficient to pay two quarters of Preferred Return Distributions. The distribution reserve was fully funded in October 2016, but there can be no assurance that funds will be sufficient for such purpose or that Cove Point will have sufficient cash and undistributed Net Operating Income to permit it to continue to make Preferred Return Distributions. In both November 2017 and February 2018, $12.5 million of the distribution reserve was utilized to fund the quarterly Preferred Return Distributions. The Preferred Equity Interest is also entitled to the Additional Return Distributions.

Cove Point is the owner and operator of the Cove Point LNG Facility and the Cove Point Pipeline. The Cove Point LNG Facility is an LNG import/regasification and storage facility located on the Chesapeake Bay in Lusby, Maryland.

On April 1, 2015, Dominion Energy Midstream acquired from Dominion Energy all issued and outstanding membership interests in DECG as described further in Note 4. DECG owns and operates nearly 1,500 miles of FERC-regulated open access, transportation-only interstate natural gas pipeline in South Carolina and southeastern Georgia.

On September 29, 2015, Dominion Energy Midstream acquired a 25.93% noncontrolling partnership interest in Iroquois as described further in Notes 4 and 10. Iroquois, a Delaware limited partnership, owns and operates a 416-mile FERC-regulated interstate natural gas transmission pipeline that extends from the Canada-U.S. border through the states of New York and Connecticut.

On December 1, 2016, Dominion Energy Midstream acquired from Dominion Energy all of the issued and outstanding membership interests in Dominion Energy Questar Pipeline as described further in Note 4. Dominion Energy Questar Pipeline owns and operates nearly 2,200 miles of interstate natural gas pipelines and 18 transmission and storage compressor stations in the western U.S.

Basis of Presentation

The contribution by Dominion Energy to Dominion Energy Midstream of the general partner interest in Cove Point and a portion of the Preferred Equity Interest is considered to be a reorganization of entities under common control. As a result, Dominion Energy Midstream’s basis is equal to Dominion Energy’s cost basis in the general partner interest in Cove Point and a portion of the Preferred Equity Interest. As discussed in Note 16, Dominion Energy Midstream is the primary beneficiary of, and therefore consolidates, Cove Point. As such, Dominion Energy Midstream’s investment in the Preferred Equity Interest and Cove Point’s preferred equity interest are eliminated in consolidation. Dominion Energy’s retained common equity interest in Cove Point is reflected as noncontrolling interest.

The Dominion Energy Questar Pipeline Acquisition is considered to be a reorganization of entities under common control. As a result, Dominion Energy Midstream’s basis in Dominion Energy Questar Pipeline is equal to Dominion Energy’s cost basis in the assets and liabilities of Dominion Energy Questar Pipeline. On December 1, 2016, Dominion Energy Questar Pipeline became a wholly-owned subsidiary of Dominion Energy Midstream and is therefore consolidated by Dominion Energy Midstream. The accompanying financial statements and related notes have been retrospectively adjusted to include the historical results and financial position of Dominion Energy Questar Pipeline beginning September 16, 2016, the inception date of common control.

The DECG Acquisition is considered to be a reorganization of entities under common control. As a result, Dominion Energy Midstream’s basis in DECG is equal to Dominion Energy’s cost basis in the assets and liabilities of DECG. On April 1, 2015, DECG became a wholly-owned subsidiary of Dominion Energy Midstream and is therefore consolidated by Dominion Energy Midstream. The accompanying financial statements and related notes include the historical results and financial position of DECG beginning January 31, 2015, the inception date of common control.

The financial statements for all years presented include costs for certain general, administrative and corporate expenses assigned by DES, DECGS (DEPC prior to January 1, 2016) or DEQPS to Dominion Energy Midstream on the basis of direct and allocated methods in accordance with Dominion Energy Midstream’s services agreements with DES, DECGS (DEPC prior to January 1, 2016) and DEQPS. Where costs incurred cannot be determined by specific identification, the costs are allocated based on the proportional level of effort devoted by DES, DECGS (DEPC prior to January 1, 2016) or DEQPS resources that is attributable to the entities, determined by reference to number of employees, salaries and wages and other similar measures for the relevant DES, DECGS (DEPC prior to January 1, 2016) or DEQPS service. Management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses are reasonable.

Dominion Energy Midstream reports one operating segment, Gas Infrastructure, which consists of gas transportation, LNG terminalling services and storage. In addition to Gas Infrastructure, Dominion Energy Midstream also reports a Corporate and Other segment, which primarily includes specific items attributable to its operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources. See Note 25 for further discussions of Dominion Energy Midstream’s operating segment.

Notes to Consolidated Financial Statements, Continued

NOTE 2. SERIES A PREFERRED UNITS

On December 1, 2016, Dominion Energy Midstream issued a total of 30,308,342 Series A Preferred Units representing limited partner interests for a price of $26.40 per unit. Series A Preferred Units with a value of $300.0 million, or 11,365,628 units, were issued to Dominion Energy as partial consideration in connection with the Dominion Energy Questar Pipeline Acquisition. Series A Preferred Units with a value of $490.1 million, net of offering fees and expenses, or 18,942,714 units, were issued to purchasers of such units pursuant to the Private Placement Agreement for cash. The units issued to Dominion Energy in connection with the Dominion Energy Questar Pipeline Acquisition and to the purchasers of the Series A Preferred Units pursuant to the Private Placement Agreement were issued in reliance upon an exemption from the requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereto.

The Series A Preferred Units are convertible into our common units on a one-for-one basis, subject to certain adjustments, (i) in whole or in part at the option of the Series A Preferred Unitholders any time, but only once per quarter, after December 1, 2018 or prior to a liquidation of Dominion Energy Midstream, subject to certain minimum conversion amounts, or (ii) in whole or in part at our option any time, but only once per quarter, after December 1, 2019, subject to certain minimum conversion amounts, if the closing price of our common units is greater than $36.96 and the average trading volume of the common units is at least 100,000 for the preceding 20 trading days. In addition, upon certain events involving a change of control, the holders of our Series A Preferred Units may elect, subject to certain conditions, to (i) convert their Series A Preferred Units to our common units at the then-applicable conversion rate, (ii) if Dominion Energy Midstream is not the surviving entity (or if Dominion Energy Midstream is the surviving entity, but our common units cease to be listed), require Dominion Energy Midstream to use commercially reasonable efforts to cause the surviving entity in any such transaction to issue a substantially equivalent security, (iii) if Dominion Energy Midstream is the surviving entity, continue to hold their Series A Preferred Units, or (iv) require Dominion Energy Midstream to redeem the Series A Preferred Units in accordance with the terms of our partnership agreement, with such redemption to be paid in cash or common units at Dominion Energy Midstream’s discretion.

The Series A Preferred Units vote on an as-converted basis with our common units and have certain other voting rights with respect to any amendment to our partnership agreement that would adversely affect the rights, preferences, and privileges of the Series A Preferred Units.

The Series A Preferred Units rank senior to all classes of our equity securities including IDRs with respect to distribution rights. The holders of the Series A Preferred Units are entitled to receive cumulative quarterly distributions of $0.3134 per Series A Preferred Unit for each quarter ending before December 1, 2018, which distributions commenced with the quarter ended December 31, 2016 with a prorated amount from the date of issuance to be paid for such quarter. For any quarter ending prior to December 1, 2018, the distributions to holders of the Series A Preferred Units are payable in cash, additional Series A Preferred Units, or a combination thereof, at the discretion of our general partner. For any quarter ending after December 1, 2018, the

Series A Preferred Unit distribution amount is equal to the greater of $0.3134 per Series A Preferred Unit and the distribution for such quarter that would have been payable if such Series A Preferred Unit had converted into common units immediately prior to the record date for such quarter at the then-applicable conversion rate, payable in cash; provided that, if at any time after December 1, 2019, the conditions for our conversion rights are satisfied, the Series A Preferred Unit distribution amount payable in cash shall be set for each quarter thereafter at an amount equal to greater of $0.3134 per Series A Preferred Unit and the distribution for the quarter immediately preceding the date on which such conditions are first satisfied that would have been payable if such Series A Preferred Unit had converted into common units on the record date for such quarter at the then-applicable conversion rate.

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

Dominion Energy Midstream’s Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of their respective majority-owned subsidiaries.

Dominion Energy Midstream reports certain contracts and instruments at fair value. The carrying values of customer and other receivables, affiliated receivables, payables to affiliates, Dominion Energy credit facility borrowings and accounts payable are estimated to be substantially the same as their fair values at December 31, 2017 and 2016. See Note 8 for further information on fair value measurements.

DECG and Dominion Energy Questar Pipeline participated in Dominion’s intercompany tax sharing agreement prior to the DECG Acquisition and the Dominion Energy Questar Pipeline Acquisition, respectively. See Note 23 for further information on accounting for income taxes.

Cove Point participates in certain Dominion Energy-sponsored pension and other postretirement benefit plans. See Note 18 for further information on these plans.

Operating Revenue

Operating revenue is recorded on the basis of services rendered, commodities delivered or contracts settled and includes amounts yet to be billed to customers. Dominion Energy Midstream is currently generating significant revenue and earnings from annual reservation payments under long-term regasification, firm peaking storage and firm transportation contracts. Straight-fixed-variable rate designs are used to allow for recovery of substantially all fixed costs in demand or reservation charges, thereby reducing the earnings impact of volume changes on gas transportation and storage operations. Customer and affiliated receivables at December 31,

2017 and 2016 included $33.5 million and $50.6 million, respectively, of accrued unbilled revenue based on estimated amounts of services provided but not yet billed to its customers. See Note 22 for amounts related to affiliates.

Cove Point renegotiated certain import-related contracts which resulted in annual payments in the years 2013 through 2016 totaling approximately $50 million. DECG collects facility charges related with certain of its expansion projects. These facility charges are expected to total approximately $15.5 million and will be collected in the years 2014 through 2018. At December 31, 2017, DECG has collected $14.5 million in facility charges, including $13.5 million collected subsequent to the DECG Acquisition. These facility charges are amortized to revenue over the term of the related transportation contract once the related projects have been placed into service. Deferred revenue represents the difference between the amount received and the revenue recognized.

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

Income Taxes

Dominion Energy Midstream is organized as an MLP. As a pass-through entity for U.S. federal and state income tax purposes, each of its unitholders is responsible for taking into account the unitholder’s respective share of Dominion Energy Midstream’s items of taxable income, gain, loss and deduction in the preparation of income tax returns. Income before taxes, as determined under GAAP, may differ significantly from taxable income reportable to unitholders. Such differences may result from different bases of assets and liabilities and timing of recognition for income, gains, losses and expenditures for tax and financial reporting purposes, as well as the taxable income allocation requirements under the partnership agreement.

As an MLP, at least 90% of Dominion Energy Midstream’s total gross income must constitute qualifying income, determined on a calendar year basis under applicable income tax law. If the amount of qualifying income does not satisfy this requirement, Dominion Energy Midstream would be taxed as a corporation. For the period October 20, 2014, through December 31, 2017, Dominion Energy Midstream’s qualifying income exceeded the required amount. The Consolidated Financial Statements reflect management’s conclusion that Dominion Energy Midstream’s status as a pass-through entity, if examined, would be sustained based on the technical merits of applicable tax law.

DECG operated as a taxable corporation at the time of Dominion Energy’s acquisition of DECG. In March 2015, DECG converted to a single member limited liability company and as a result, became a disregarded entity for income tax purposes and was treated as a taxable division of its corporate parent. Its business activities from the time of Dominion Energy’s acquisition of DECG through March 2015 were included in the consolidated U.S. federal and certain state income tax returns of Dominion Energy. Dominion Energy Midstream’s Consolidated Financial Statements reflect income taxes for the same period.

Dominion Energy Questar Pipeline is a disregarded entity for income tax purposes and was treated as a taxable division of its corporate parent. Its business activities from the time of the Dominion Energy Questar Combination through November 2016 were included in the consolidated U.S. federal and certain state income tax returns of Dominion Energy. Dominion Energy Midstream’s Consolidated Financial Statements reflect income taxes for the same period.

Current income taxes for DECG and Dominion Energy Questar Pipeline were based on taxable income or loss, determined on a separate company basis, and, where applicable, settled in accordance with the principles of Dominion Energy’s intercompany tax sharing agreement. Deferred income tax assets and liabilities were provided, representing future effects on income taxes for temporary differences between the bases of assets and liabilities for financial reporting and tax purposes. Accordingly, deferred taxes were recognized for the future consequences of different treatments used for the reporting of transactions in financial accounting and income tax returns. In addition, a valuation allowance was established when it was more-likely-than-not that all, or a portion, of a deferred tax asset would not be realized. Where the treatment of temporary differences was different for rate-regulated operations, a regulatory asset was recognized if it is probable that future revenues would be provided for the payment of deferred tax liabilities. Dominion Energy Midstream’s reported amounts of assets and liabilities exceeded tax bases by $1.5 billion at December 31, 2017.

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

Notes to Consolidated Financial Statements, Continued

and current payables are included in accrued interest, payroll and taxes on the Consolidated Balance Sheets.

The settlements of the federal and state net income tax payables and deferred income taxes of DECG and Dominion Energy Questar Pipeline are reflected as equity transactions in Dominion Energy Midstream’s Consolidated Financial Statements.

Interest accrued on uncertain tax positions is included in interest expense or income, as applicable. No penalties were accrued and interest expense was not material in all years presented.

Cash and Cash Equivalents

Current banking arrangements generally do not require checks to be funded until they are presented for payment. At December 31, 2017 and 2016, accounts payable included $0.9 million and $0.3 million, respectively, of checks outstanding but not yet presented for payment. For purposes of the Balance Sheets and Statements of Cash Flows, cash and cash equivalents include cash on hand, cash in banks and temporary investments purchased with an original maturity of three months or less.

Restricted Cash

Restricted cash includes customer deposits required under FERC gas tariffs and a distribution reserve. In October 2016, Cove Point fully funded a distribution reserve of $25.0 million, sufficient to pay two quarters of Preferred Return Distributions. In November 2017, $12.5 million was utilized to fund the quarterly Preferred Return Distribution. In February 2018, the remaining $12.5 million was utilized to fund the quarterly Preferred Return Distribution.

Derivative Instruments

Effective March 2017, Dominion Energy Midstream uses derivative instruments such as swaps to manage interest rate risks of its business operations. All derivatives, except those for which an exception applies, are required to be reported in the Consolidated Balance Sheets at fair value. Derivative contracts representing unrealized gain positions are reported as derivative assets. Derivative contracts representing unrealized losses are reported as derivative liabilities. Dominion Energy Midstream does not offset amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Dominion Energy Midstream had no margin assets or liabilities associated with cash collateral at December 31, 2017. See Note 9 for further information about derivatives.

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

Investment in Equity Method Affiliates

Investments in affiliates where Dominion Energy Midstream exercises significant influence over the operating activities of the entity, but does not control the entity, are accounted for using the equity method. Such investments are included in investment in equity method affiliates in the Consolidated Balance Sheets. Dominion Energy Midstream records equity method adjustments in earnings from equity method affiliates in the Consolidated Statements of Income, including its proportionate share of investee income or loss and other adjustments required by the equity method.

Dominion Energy Midstream periodically evaluates its equity method investments to determine whether a decline in fair value should be considered other-than-temporary. If a decline in fair value of an investment is determined to be other-than-temporary, the investment is written down to its fair value at the end of the reporting period.

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

In 2017, 2016 and 2015, Dominion Energy Midstream capitalized interest costs and AFUDC of $10.8 million, $5.7 million and $2.0 million, respectively, to property, plant and equipment.

For property subject to cost-of-service rate regulation, the undepreciated cost of such property, less salvage value, is generally charged to accumulated depreciation at retirement. Cost of removal collections not representing AROs are recorded as regulatory liabilities.

For property that is not subject to cost-of-service rate regulation, cost of removal not associated with AROs is charged to expense as incurred. Dominion Energy Midstream also records gains and losses upon retirement based upon the difference between the proceeds received, if any, and the property’s net book value at the retirement date.

Depreciation of property, plant and equipment is computed on the straight-line method based on projected service lives. Depreciation rates on utility property, plant and equipment are as follows:

Year Ended December 31,	2017	2016	2015
(percent)
Storage	2.52	2.41	2.38
Transmission	2.89	2.93	3.15
Gas gathering and processing	5.06	5.04	—
General and other	6.32	8.05	7.01

In connection with its rate case filing in November 2016, Cove Point revised its depreciation rates effective January 2017, which resulted in an increase of $3.0 million to depreciation expense in 2017. Upon the approval of the rate case settlement agreement by FERC in 2017, depreciation rates were revised effective October 2017 reflecting a decrease of $3.0 million annually compared to the rates in effect through December 1, 2016. In 2017, this resulted in a $1.0 million decrease to depreciation expense in the Consolidated Statements of Income.

Long-Lived and Intangible Assets

Dominion Energy Midstream performs an evaluation for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets or intangible assets with finite lives may not be recoverable. A long-lived or intangible asset is written down to fair value if the sum of its expected future undiscounted cash flows is less than its carrying amount. Intangible assets with finite lives are amortized over their estimated useful lives.

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

Dominion Energy Midstream evaluates whether or not recovery of its regulatory assets through future rates is probable and makes various assumptions in its analyses. The expectations of future recovery are generally based on orders issued by FERC, legislation or historical experience, as well as discussions with FERC and legal counsel. If recovery of a regulatory asset is determined to be less than probable, it will be written off in the period such assessment is made.

Inventories

Materials and supplies and gas stored are valued primarily using the weighted-average cost method.

Natural Gas Imbalances

Natural gas imbalances occur when the physical amount of natural gas delivered from, or received by, a pipeline system or storage facility differs from the contractual amount of natural gas delivered or received. Dominion Energy Midstream values these imbalances due to, or from, shippers and operators at an appropriate index price at period end, subject to the terms of the tariff for each regulated entity. Imbalances are settled in-kind and in cash. Imbalances due to Dominion Energy Midstream from other parties are reported as current assets and imbalances that Dominion Energy Midstream owes to other parties are reported within other current liabilities in the Consolidated Balance Sheets.

Debt Issuance Costs

Dominion Energy Midstream defers and amortizes debt issuance costs over the expected lives of the respective debt issues, considering maturity dates and, if applicable, redemption rights held by others. Deferred debt issuance costs are recorded as a reduction of long-term debt in the Consolidated Balance Sheets. Amortization of the issuance costs is reported as interest expense. Unamortized costs associated with the redemptions of debt securities prior to stated maturity dates are generally recognized and recorded in interest expense immediately. As permitted by regulatory authorities, gains or losses resulting from the refinancing of debt allocable to utility operations subject to cost-based rate regulation are deferred and amortized over the lives of the new issuances.

Goodwill

Dominion Energy Midstream evaluates goodwill for impairment annually as of April 1 and whenever an event occurs or circumstances change in the interim that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value.

Asset Retirement Obligations

Dominion Energy Midstream recognizes AROs at fair value as incurred or when sufficient information becomes available to determine a reasonable estimate of the fair value of future retirement activities to be performed, for which a legal obligation exists. These amounts are generally capitalized as costs of the related tangible long-lived assets. Since relevant market information is not available, fair value is estimated using discounted cash flow analyses. Quarterly, Dominion Energy Midstream assesses its AROs to determine if circumstances indicate that estimates of the amounts or timing of future cash flows associated with retirement activities have changed. AROs are adjusted when significant changes in the amounts or timing of future cash flows are identified. Dominion Energy Midstream reports accretion of AROs and depreciation on asset retirement costs associated with its natural gas pipeline assets as an adjustment to the related regulatory liabilities when revenue is recoverable from customers for AROs.

New Accounting Standard

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

Notes to Consolidated Financial Statements, Continued

For Dominion Energy Midstream, the revised accounting guidance is effective for interim and annual periods beginning January 1, 2018. We have completed the evaluation of the impact of this guidance and expect no significant impact on our results of operations. However, Dominion Energy Midstream will have offsetting decreases in operating revenues and purchased gas for fuel retained to offset costs on certain transportation and storage arrangements. Dominion Energy Midstream will apply the standard using the modified retrospective method as opposed to the full retrospective method.

NOTE 4. ACQUISITIONS

Dominion Energy Questar Pipeline

In October 2016, Dominion Energy Midstream, following approval by the Conflicts Committee of Dominion Energy Midstream GP, LLC, its general partner, entered into the Dominion Energy Questar Pipeline Contribution Agreement to acquire Dominion Energy Questar Pipeline from Dominion Energy. Upon closing of the agreement on December 1, 2016, Dominion Energy Midstream became the owner of all of the issued and outstanding membership interests of Dominion Energy Questar Pipeline in exchange for consideration consisting of: (1) 6,656,839 common units with a value of $167.3 million (the number of Dominion Energy Midstream common units issued to Dominion Energy was determined by the volume-weighted average trading price of Dominion Energy Midstream’s common units on the NYSE for the 10-day trading period immediately preceding closing) (2) 11,365,628 Series A Preferred Units with a value of $300.0 million and (3) a cash payment of $822.7 million, $300.0 million of which was treated as a debt-financed distribution, for total consideration of $1.29 billion. In addition, Dominion Energy Questar Pipeline’s debt of $435.0 million remained outstanding. As a result of the transaction, Dominion Energy Midstream owns 100% of the membership interests in Dominion Energy Questar Pipeline and therefore consolidates Dominion Energy Questar Pipeline in its financial statements. Because the contribution of Dominion Energy Questar Pipeline by Dominion Energy to Dominion Energy Midstream was considered a reorganization of entities under common control, Dominion Energy Questar Pipeline’s assets and liabilities were recorded in Dominion Energy Midstream’s consolidated financial statements at Dominion Energy’s historical cost of $989.3 million at December 1, 2016. Common control began on September 16, 2016, concurrent with Dominion Energy’s acquisition of Dominion Energy Questar, which was accounted for using the acquisition method of accounting. Accordingly, the consolidated financial statements of Dominion Energy Midstream reflect Dominion Energy Questar Pipeline’s financial results beginning September 16, 2016. The Dominion Energy Questar Pipeline Acquisition supports the expansion of Dominion Energy Midstream’s portfolio of natural gas terminaling, processing, storage, transportation and related assets.

To facilitate the financing of the acquisition of Dominion Energy Questar Pipeline, Dominion Energy Midstream completed a public issuance of 15,525,000 common units, which included a 2,025,000 common unit over-allotment option that was exercised in full by the underwriters, resulting in proceeds of $347.6 million, net of offering costs of $12.6 million, in November 2016. In addition, in December 2016, Dominion Energy Midstream completed the private placement of 5,990,634 common units with a value of $137.5 million (determined by the price of the common units in the public offering discussed above, less $0.2475 in accordance with the Private Placement Agreement) and 18,942,714 Series A Preferred Units with a value of $500.0 million. Also in December 2016, Dominion Energy Midstream entered into a $300.0 million three-year term loan agreement, which bears interest at a variable rate. The key terms of the term loan agreement are discussed in Note 17. Offering expenses associated with the private placement of common units ($3.1 million) and Series A Preferred Units ($9.9 million) and the term loan agreement ($1.5 million) were funded through a draw on the existing revolving credit facility with Dominion Energy. As a condition to closing under the Dominion Energy Questar Pipeline Contribution Agreement, Dominion Energy Midstream repaid the outstanding $300.8 million senior unsecured promissory note payable to Dominion Energy and repurchased 6,656,839 common units from Dominion Energy for $167.3 million (based on the volume-weighted average trading price of Dominion Energy Midstream’s common units on the NYSE for the 10-day trading period immediately preceding closing) in December 2016.

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

In connection with the acquisition of Dominion Energy Questar Pipeline, transaction and transition costs of $6.2 million and $2.0 million incurred by our general partner were expensed to operations and maintenance expense in the Consolidated Statements of Income for the years ended December 31, 2017 and 2016, respectively. Dominion Energy did not seek reimbursement for $6.0 million and $1.6 million for the years ended December 31, 2017 and 2016, respectively, of such costs and accordingly, Dominion Energy Midstream recognized an equity contribution from the general partner.

DECG

On April 1, 2015, Dominion Energy Midstream entered into a Purchase, Sale and Contribution Agreement with Dominion Energy pursuant to which Dominion Energy Midstream acquired from Dominion Energy all of the issued and outstanding membership interests of DECG in exchange for total consideration of $500.8 million, as adjusted for working capital. Total consideration to Dominion Energy consisted of the issuance of a two-year $300.8 million senior unsecured promissory note, as adjusted for working capital, payable to Dominion Energy at an annual interest rate of 0.6%, and 5,112,139 common units, valued at $200.0 million, representing limited partner interests in Dominion Energy Midstream, to Dominion Energy. The number of units was based on the volume weighted average trading price of Dominion Energy Midstream’s common units for the 10 trading days prior to April 1, 2015, or $39.12 per unit. For the year ended December 31, 2016, total transition costs of $1.3 million were expensed as incurred to operations and maintenance expense in the Consolidated Statements of Income. These costs were paid by Dominion Energy, and Dominion Energy Midstream subsequently reimbursed Dominion Energy. Subsequent to the DECG Acquisition through December 31, 2015, total transaction and transition costs of $2.0 million were expensed as incurred to operations and maintenance expense in the Consolidated Statements of Income. These costs were paid by Dominion Energy. Dominion Energy did not seek reimbursement for $0.7 million of such costs incurred subsequent to the DECG Acquisition in 2015, and accordingly Dominion Energy Midstream recognized a capital contribution by the general partner. The DECG Acquisition supports the expansion of Dominion Energy Midstream’s portfolio of natural gas terminaling, processing, storage, transportation and related assets.

The contribution of DECG by Dominion Energy to Dominion Energy Midstream is considered to be a reorganization of entities under common control. Accordingly, Dominion Energy Midstream’s net investment in DECG is recorded at Dominion Energy’s historical cost of $501.6 million as of April 1, 2015. Common control began on January 31, 2015, concurrent with Dominion Energy’s acquisition of DECG from SCANA, which was accounted for using the acquisition method of accounting. Accordingly, the Consolidated Financial Statements of Dominion Energy Midstream reflect DECG’s financial results beginning January 31, 2015.

In connection with the DECG Acquisition, Dominion Energy Midstream entered into a registration rights agreement with Dominion Energy pursuant to which Dominion Energy Midstream must register the 5,112,139 common units issued to Dominion Energy at its request, subject to certain terms and conditions. Additionally, at the time of Dominion Energy’s acquisition of DECG, DECG entered into services agreements and an intercompany tax sharing agreement with Dominion Energy as described in Note 22.

Iroquois

On August 14, 2015, Dominion Energy Midstream entered into Contribution Agreements with NG and NJNR. On September 29, 2015, pursuant to the Contribution Agreements, Dominion Energy Midstream acquired a 25.93% noncontrolling partnership interest in Iroquois, consisting of NG’s 20.4% and NJNR’s 5.53% partnership interests in Iroquois and, in exchange, Dominion Energy Midstream issued common units representing limited partnership interests in Dominion Energy Midstream to both NG (6,783,373 common units) and NJNR (1,838,932 common units). The number of units was based on the volume-weighted average trading price of Dominion Energy Midstream’s common units for the five trading days prior to August 14, 2015, or $33.23 per unit. The acquisition of the 25.93% noncontrolling partnership interest in Iroquois supports the expansion of Dominion Energy Midstream’s portfolio of natural gas terminaling, processing, storage, transportation and related assets. The Iroquois investment, accounted for under the equity method, was recorded at $216.5 million based on the value of Dominion Energy Midstream’s common units at closing, including $0.5 million of external transaction costs.

NG and NJNR agreed to certain transfer restrictions applicable to the 8,622,305 common units issued to them, including, with limited exceptions, a one-year lockup period following the closing of the transactions described above. In addition, at closing, Dominion Energy Midstream entered into registration rights agreements with NG and NJNR pursuant to which Dominion Energy Midstream was required to register the common units issued to NG and NJNR for resale when Dominion Energy Midstream became eligible to file a registration statement on Form S-3. Such registration statement, filed on November 2, 2015, does not change the lockup periods to which NG and NJNR are subject. No market issuance of the common units is planned in connection with the transactions described above.

NOTE 5. NET INCOME PER LIMITED PARTNER UNIT

Net income per limited partner unit applicable to common and subordinated units is computed by dividing the respective limited partners’ interest in net income attributable to Dominion Energy Midstream, after deducting any distributions to holders of Series A Preferred Units and incentive distributions, by the weighted average number of common and subordinated units outstanding. Because Dominion Energy Midstream has more than one class of participating securities, the two-class method is used when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units, subordinated units, Series A Preferred Units and IDRs.

Dominion Energy Midstream’s net income is allocated to the limited partners in accordance with their respective partnership interests, after giving effect to priority income allocations to the holders of the Series A Preferred Units and incentive distributions, if any, to Dominion Energy, the holder of the IDRs, pursuant to the partnership agreement. The distributions are declared and paid following the close of each quarter. Earnings in excess of distributions are allocated to the common and subordinated unitholders based on their respective ownership interests. Payments made to Dominion Energy Midstream’s unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of earnings per limited partner unit.

Diluted net income per limited partner unit reflects the potential dilution that could occur if securities, such as the Series A Preferred Units, were converted into common units. When it is determined that potential common units resulting from the Series A Preferred Unit conversion should be included in the diluted net income per limited partner unit calculation, the impact is calculated using the two class method. The Series A Preferred Units are potentially dilutive securities but for the year ended December 31, 2016 were antidilutive. There were no potentially dilutive common units outstanding at December 31, 2015. Basic and diluted earnings per unit applicable to subordinated limited partner units are the same because there are no potentially dilutive subordinated units outstanding.

Notes to Consolidated Financial Statements, Continued

The calculation of net income per limited partner unit is as follows:

Year Ended December 31,	2017	2016	2015
(millions)
Net income attributable to partners	$195.1	$106.4	$72.5
Less: General partner allocation(1)	(6.0)	(1.6)	(0.7)
Less: Preferred unitholder allocation	38.0	3.2	—
Distributions declared on:(2)
IDRs(3)	20.2	3.9	0.2
Common unitholders	79.7	53.8	32.3
Subordinated unitholder	37.9	30.9	24.8
Total distributions declared	137.8	88.6	57.3
Undistributed earnings	$25.3	$16.2	$15.9

(1)	Represents amounts recognized as equity contributions from our general partner for incurred amounts for which Dominion Energy did not seek reimbursement. See Note 4 for further information.
(2)	For the year ended December 31, 2017, the amount of distributions declared shown above was based on the units outstanding at December 31, 2017, and therefore excludes $0.1 million of distributions paid on 125,819 common units issued to the public in January 2018.
(3)	Dominion Energy is a non-economic general partner that holds all of the IDRs.

Distributions are declared subsequent to quarter end. The table below summarizes the quarterly distributions on common and subordinated units related to 2015, 2016 and 2017.

Quarterly Period Ended	Total Quarterly Distribution (per unit)	Total Cash Distribution (in millions)	Date of Declaration	Date of Record	Date of Distribution
March 31, 2015	0.1750	12.1	April 22, 2015	May 5, 2015	May 15, 2015
June 30, 2015	0.1875	12.9	July 17, 2015	August 4, 2015	August 14, 2015
September 30, 2015	0.2000	15.5	October 23, 2015	November 3, 2015	November 13, 2015
December 31, 2015	0.2135	16.8	January 21, 2016	February 5, 2016	February 15, 2016
March 31, 2016	0.2245	17.8	April 19, 2016	May 3, 2016	May 13, 2016
June 30, 2016	0.2355	19.0	July 22, 2016	August 5, 2016	August 15, 2016
September 30, 2016	0.2475	24.3	October 21, 2016	November 4, 2016	November 15, 2016
December 31, 2016	0.2605	27.5	January 25, 2017	February 6, 2017	February 15, 2017
March 31, 2017	0.2740	30.1	April 21, 2017	May 5, 2017	May 15, 2017
June, 30, 2017	0.2880	32.9	July 21, 2017	August 4, 2017	August 15, 2017
September 30, 2017	0.3025	35.8	October 24, 2017	November 6, 2017	November 15, 2017
December 31, 2017	0.3180	39.1	January 25, 2018	February 5, 2018	February 15, 2018

Record holders of the Series A Preferred Units are entitled to receive cumulative quarterly distributions, payable in cash, payable in kind or a combination thereof at the option of our general partner, equal to $0.3134 in respect of each quarter ending before December 1, 2018. The table below summarizes the quarterly distributions on the Series A Preferred Units related to 2016 and 2017.

Quarterly Period Ended	Total Distribution (in millions)		Amount Payable in Cash (in millions)	Amount Payable in Kind (in millions)
December 31, 2016	$3.2	(1)	$3.2	$—
March 31, 2017	9.5		9.5	—
June 30, 2017	9.5		9.5	—
September 30, 2017	9.5		9.5	—
December 31, 2017	9.5		9.5	—

(1)	For the period subsequent to the issuance of the Series A Preferred Units through December 31, 2016, the initial quarterly cash distribution was calculated as the minimum quarterly distribution of $0.3134 per unit prorated for the portion of the quarter subsequent to the issuance of the Series A Preferred Units.

Basic and diluted net income per limited partner unit for the year ended December 31, 2017 are as follows:

	Common Units	Subordinated Units	Series A Preferred Units	General Partner (including IDRs)	Total
(millions, except for weighted average units and per unit data)
General partner allocation	$—	$—	$—	$(6.0)	$(6.0)
Preferred unitholder allocation	—	—	38.0	—	38.0
Distributions declared	79.7	37.9	—	20.2	137.8
Undistributed earnings	17.2	8.1	—	—	25.3
Net income attributable to partners (basic)	$96.9	$46.0	$38.0	$14.2	$195.1
Dilutive effect of Series A Preferred Units(1)	34.7
Net income attributable to partners (diluted)	131.6	46.0
Weighted average units outstanding (basic)	67,315,336	31,972,789
Dilutive effect of Series A Preferred Units(1)	30,308,342
Weighted average units outstanding (diluted)	97,623,678	31,972,789
Net income per limited partner unit (basic)	$1.44	$1.44
Net income per limited partner unit (diluted)	$1.35	$1.44
(1)	The dilutive effect of the Series A Preferred Units represents the reallocation of net income to limited partners including a reallocation of IDRs pursuant to the partnership agreement assuming conversion of the Series A Preferred Units into common units at the beginning of the period.

Basic and diluted net income per limited partner unit for the year ended December 31, 2016 are as follows:

	Common Units	Subordinated Units	Series A Preferred Units	General Partner (including IDRs)	Total
(millions, except for weighted average units and per unit data)
General partner allocation	$—	$—	$—	$(1.6)	$(1.6)
Preferred unitholder allocation	—	—	3.2	—	3.2
Distributions declared	53.8	30.9	—	3.9	88.6
Undistributed earnings	9.8	6.4	—	—	16.2
Net income attributable to partners	$63.6	$37.3	$3.2	$2.3	$106.4
Weighted average units outstanding	48,732,519	31,972,789
Net income per limited partner unit	$1.30	$1.17

Basic and diluted net income per limited partner unit for the year ended December 31, 2015 are as follows:

	Common Units	Subordinated Units	General Partner (including IDRs)	Total
(millions, except for weighted average units and per unit data)
General partner allocation	$—	$—	$(0.7)	$(0.7)
Distributions declared	32.3	24.8	0.2	57.3
Undistributed earnings	8.7	7.2	—	15.9
Net income attributable to partners	$41.0	$32.0	$(0.5)	$72.5
Weighted average units outstanding	38,052,303	31,972,789
Net income per limited partner unit	$1.08	$1.00

NOTE 6. UNIT ACTIVITY

Activity in number of units was as follows:

	Convertible Preferred		Common
	Public	Dominion Energy	Public	Dominion Energy	Subordinated	General Partner	Total
						(non-economic interest)
Balance at December 31, 2015	—	—	27,867,938	17,846,672	31,972,789	—	77,687,399
Unit-based compensation	—	—	8,579		—	—	8,579
Dominion Energy purchase of common units(1)	—	—	(657,956)	657,956	—	—	—
Units issued in connection with the Dominion Energy Questar Pipeline Acquisition(2)	18,942,714	11,365,628	21,515,634	6,656,839	—	—	58,480,815
Repurchase of common units(2)	—	—	—	(6,656,839)	—	—	(6,656,839)
Balance at December 31, 2016	18,942,714	11,365,628	48,734,195	18,504,628	31,972,789	—	129,519,954
Unit-based compensation	—	—	10,444	—	—	—	10,444
Issuance of common units	—	—	574,260	—	—	—	574,260
Balance at December 31, 2017	18,942,714	11,365,628	49,318,899	18,504,628	31,972,789	—	130,104,658

(1)	These units were purchased by Dominion Energy as part of Dominion Energy’s program initiated in September 2015, which expired in September 2016, to purchase from the market up to $50.0 million of common units representing limited partner interests in Dominion Energy Midstream at the discretion of Dominion Energy’s management.
(2)	These transactions occurred in conjunction with the Dominion Energy Questar Pipeline Acquisition, and are discussed further in Note 4.

In January 2018, Dominion Energy Midstream issued 125,819 common units through its at-the-market program resulting in proceeds of $3.9 million, net of fees and commissions of $0.1 million.

NOTE 7. OPERATING REVENUE

Operating revenue consists of the following:

Year Ended December 31,	2017	2016	2015
(millions)
Gas transportation and storage	$461.5	$400.2	$310.4
Regulated gas sales	4.6	6.4	—
Other	14.1	34.7	59.2
Total operating revenue	$480.2	$441.3	$369.6

NOTE 8. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. However, the use of a mid-market pricing convention (the mid-point between bid and ask prices) is permitted. Fair values are based on assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and the risks inherent in valuation techniques and the inputs to valuations. This includes not only the credit standing of counterparties involved and the impact of credit enhancements but also the impact of Dominion Energy Midstream’s own nonperformance risk on its liabilities. Fair value measurements assume that the transaction occurs in the principal market for the asset or liability (the market with the most volume and activity for the asset or liability from the perspective of the reporting entity), or in the absence of a principal market, the most advantageous market for the asset or liability (the market in which the reporting entity would be able to maximize the amount received or minimize the amount paid). Dominion Energy Midstream applies fair

Notes to Consolidated Financial Statements, Continued

value measurements to assets and liabilities associated with interest rate derivative instruments in accordance with the requirements discussed above. Credit adjustments are not considered material to the interest rate derivative fair values.

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

Dominion Energy Midstream did not have any Level 3 derivative contracts at December 31, 2017.

Recurring Fair Value Measurements

Fair value measurements are separately disclosed by level within the fair value hierarchy. The following table presents Dominion Energy Midstream’s assets that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions. There were no assets or liabilities measured at fair value at December 31, 2016.

	Level 1	Level 2	Level 3	Total
(millions)
At December 31, 2017
Assets
Interest rate derivatives	$—	$1.4	$—	$1.4
Total assets	$—	$1.4	$—	$1.4

Fair Value of Financial Instruments

Substantially all of Dominion Energy Midstream’s financial instruments are recorded at fair value, with the exception of the instruments described below, which are reported at historical cost. Estimated fair values have been determined using available market information and valuation methodologies considered appropriate by management. The carrying amount of cash and cash equivalents, restricted cash, customer and other receivables, affiliated receivables, Dominion Energy credit facility borrowings, payables to affiliates and accounts payable are representative of fair value because of the short-term nature of these instruments. For Dominion Energy Midstream’s financial instruments that are not recorded at fair value, the carrying amounts and estimated fair values are as follows:

	December 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Long-term debt, including securities due within one year(2)	$730.7	$760.7	$729.9	$744.8

(1)	Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issues with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)	Carrying amount includes amounts which represent the unamortized debt issuance costs, discount or premium.

NOTE 9. DERIVATIVES AND HEDGE ACCOUNTING ACTIVITIES

Dominion Energy Midstream is exposed to the impact of market fluctuations in interest rate risks of its business operations. Dominion Energy Midstream uses derivative instruments to manage exposure to this risk, and has designated all of its derivative instruments as cash flow hedges for accounting purposes. See Note 8 for further information about fair value measurements and associated valuation methods for derivatives.

Derivative assets and liabilities are presented gross on Dominion Energy Midstream’s Consolidated Balance Sheets. Dominion Energy Midstream’s derivative contracts include over-the-counter transactions. Over-the-counter contracts are bilateral contracts that are transacted directly with a third party. Certain over-the-counter contracts contain contractual rights of setoff through master netting arrangements, derivative clearing agreements, and contract default provisions. In addition, the contracts are subject to conditional rights of setoff through counterparty nonperformance, insolvency, or other conditions.

Balance Sheet Presentation

The tables below present Dominion Energy Midstream’s derivative asset balance by type of financial instrument, before and after the effects of offsetting. There were no derivative asset or liability balances at December 31, 2016.

	December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$1.4	$—	$1.4
Total derivatives, subject to a master netting or similar arrangement	$1.4	$—	$1.4

	December 31, 2017
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
		Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$1.4	$—	$—	$1.4
Total	$1.4	$—	$—	$1.4

Volumes

The following table presents the volume of Dominion Energy Midstream’s derivative activity at December 31, 2017. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Interest rate(1)	$—	$300,000,000

(1)	Maturity is determined based on final settlement period.

Ineffectiveness and AOCI

For the year ended December 31, 2017, there were no gains or losses on hedging instruments determined to be ineffective.

The following table presents selected information related to gains on cash flow hedges included in AOCI in Dominion Energy Midstream’s Consolidated Balance Sheet at December 31, 2017:

	AOCI	Amounts Expected to be Reclassified to Earnings During the Next 12 Months	Maximum Term
(millions)
Interest rate	$1.4	$0.1	23 months
Total	$1.4	$0.1

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

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Dominion Energy Midstream’s derivatives and where they are presented in its Consolidated Balance Sheets. Dominion Energy Midstream did not have any derivatives at December 31, 2016.

	Fair Value – Derivatives under Hedge Accounting	Total Fair Value
(millions)
December 31, 2017
ASSETS
Current Assets
Interest rate	$0.1	$0.1
Total current derivative assets(1)	0.1	0.1
Noncurrent Assets
Interest rate	1.3	1.3
Total noncurrent derivative assets(2)	1.3	1.3
Total derivative assets	$1.4	$1.4

(1)	Current derivative assets are presented in other current assets in Dominion Energy Midstream’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion Energy Midstream’s Consolidated Balance Sheets.

The following table presents the gains and losses on Dominion Energy Midstream’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income. Dominion Energy Midstream did not have any derivatives during 2016 or 2015.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified From AOCI to Income
(millions)
Year Ended December 31, 2017
Derivative type and location of gains (losses):
Interest rate(2)	$0.1	$(1.3)
Total	$0.1	$(1.3)

(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy Midstream’s Consolidated Statements of Income.
(2)	Amounts recorded in Dominion Energy Midstream’s Consolidated Statements of Income are classified in interest and related charges.

Notes to Consolidated Financial Statements, Continued

NOTE 10. EQUITY METHOD INVESTMENTS

Dominion Energy Midstream uses the equity method to account for its 25.93% noncontrolling partnership interest in Iroquois and its 50% noncontrolling partnership interest in White River Hub. See further discussion of Iroquois in Notes 1 and 16. White River Hub is a FERC-regulated transporter of natural gas with facilities that connect with six interstate pipeline systems and a major processing plant in Colorado. The table below summarizes distributions received and income earned from Dominion Energy Midstream’s equity method investees and the carrying amount of the investments at December 31, 2017 and 2016.

Year Ended December 31,	2017		2016
	Iroquois	White River Hub	Iroquois	White River Hub
(in millions)
Distributions received	$ 26.1	$ 4.5	$ 23.3	$ 1.8
Income from equity method investees	22.6	3.6	21.9	1.1
Carrying amount of investment	215.6	38.2	218.7	39.1
Excess of investment over Dominion Energy Midstream’s share of underlying equity in net assets(1)	122.9	16.1	122.9	16.1

(1)	The difference between the carrying value of Dominion Energy Midstream’s equity method investments and its share in the underlying equity of its share in net assets reflects equity method goodwill and is not being amortized.

Summarized financial information provided to us by Iroquois for 100% of Iroquois at December 31, 2017 and 2016, for the years ended December 31, 2017 and 2016, and for the period from September 29, 2015 through December 31, 2015 is presented below.

	At December 31, 2017	At December 31, 2016
(in millions)
Current assets	$122.0	$120.1
Noncurrent assets	598.9	610.6
Current liabilities	21.4	23.9
Noncurrent liabilities	333.8	335.0

	Year Ended December 31, 2017	Year Ended December 31, 2016	Period Ended December 31, 2015
(in millions)
Revenues	$193.5	$195.2	$49.7
Operating income	110.0	102.9	26.0
Net income	92.6	86.1	22.0

Summarized financial information provided to us by White River Hub for 100% of White River Hub at December 31, 2017 and 2016, for the year ended December 31, 2017, and for the period from September 16, 2016, the inception date of common control for Dominion Energy Questar Pipeline as described in Note 4, through December 31, 2016 is presented below.

	At December 31, 2017	At December 31, 2016
(in millions)
Current assets	$ 2.9	$ 2.9
Noncurrent assets	42.2	44.0
Current liabilities	0.7	0.7
Noncurrent liabilities	0.2	0.2

	Year Ended December 31, 2017	Period Ended December 31, 2016
(in millions)
Revenues	$10.1	$2.8
Operating income	7.4	2.2
Net income	7.4	2.0

NOTE 11. PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment and their respective balances for Dominion Energy Midstream are as follows:

At December 31,	2017	2016
(millions)
Storage	$1,197.7	$1,189.1
Transmission	2,270.0	2,212.9
Gas gathering and processing	17.7	17.4
General and other	85.4	83.9
Plant under construction	4,218.1	3,408.1
Total property, plant and equipment	$7,788.9	$6,911.4

NOTE 12. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in Dominion Energy Midstream’s carrying amount and segment allocation of goodwill are presented below:

	Gas Infrastructure	Corporate and Other	Total
(millions)
Balance at December 31, 2015(1)	$295.5	$—	$295.5
Dominion Energy Questar Pipeline Acquisition	523.7	—	523.7
Balance at December 31, 2016(1)	$819.2	$—	$819.2
No events affecting goodwill	—	—	—
Balance at December 31, 2017(1)	$819.2	$—	$819.2

(1)	There are no accumulated impairment losses.

Other Intangible Assets

Dominion Energy Midstream’s other intangible assets are subject to amortization over their estimated useful lives. Dominion Energy Midstream’s amortization expense for intangible assets was $2.2 million, $2.2 million and $2.1 million in 2017, 2016 and 2015, respectively. In 2017, Dominion Energy Midstream acquired $19.7 million of intangible assets, primarily representing right-of-use assets at Cove Point, which have an estimated weighted-average amortization period of approximately eleven years. The components of intangible assets are as follows:

At December 31,	2017		2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(millions)
Software	$37.1	$28.5	$34.5	$26.8
Licenses	11.1	3.8	11.0	3.6
Other	21.8	2.6	4.9	2.4
Total	$70.0	$34.9	$50.4	$32.8

Annual amortization expense for these intangible assets is estimated to be as follows:

	2018	2019	2020	2021	2022
(millions)
	$2.2	$1.9	$1.3	$0.8	$0.8

NOTE 13. REGULATORY ASSETS AND LIABILITIES

Regulatory assets and liabilities include the following:

At December 31,	2017	2016
(millions)
Regulatory assets:
Unrecovered gas costs(1)	$ 11.7	$ 3.3
Interest rate hedges(2)	0.7	0.6
Other	2.1	1.2
Regulatory assets-current	14.5	5.1
Income taxes recoverable through future rates(3)	2.8	3.6
Interest rate hedges(2)	33.3	34.0
Cost of reacquired debt(4)	1.3	1.5
Other	3.1	1.1
Regulatory assets-noncurrent	40.5	40.2
Total regulatory assets	$ 55.0	$ 45.3
Regulatory liabilities:
Overrecovered gas costs(1)	$ 4.8	$ 0.4
LNG cargo obligations(5)	—	3.2
Customer bankruptcy settlement(6)	2.8	2.8
Provision for future cost of removal and AROs(7)	2.3	—
Other	4.1	1.1
Regulatory liabilities-current	14.0	7.5
Provision for future cost of removal and AROs(7)	101.8	100.0
Unrecognized other postretirement benefit costs(8)	12.8	11.1
Customer bankruptcy settlement(6)	14.8	17.6
Other	1.7	0.4
Regulatory liabilities-noncurrent	131.1	129.1
Total regulatory liabilities	$145.1	$136.6

(1)	Reflects unrecovered/overrecovered gas costs, which are subject to annual filings with FERC.
(2)	Reflects interest rate cash flow hedges recoverable from customers. Dominion Energy Questar Pipeline entered into forward starting swaps totaling $150.0 million in the second and third quarters of 2011 in anticipation of issuing $180.0 million of notes in December 2011. Settlement of these swaps required payments of $37.3 million in the fourth quarter of 2011 because of declines in interest rates. These swaps qualified as cash flow hedges and the settlement payments are being amortized to interest expense over the 30-year life of the debt.
(3)	Amounts to be recovered through future rates to pay income taxes that become payable by unitholders when rate revenue is provided to recover AFUDC-equity when such amounts are recovered through book depreciation.
(4)	Represents charges incurred on the reacquisition of debt by Dominion Energy Questar Pipeline that are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 3.0 years at December 31, 2017.
(5)	Reflects obligations to the Import Shippers for LNG cargo received. See Note 14 for further information.
(6)	Represents the balance of proceeds from the monetization of a bankruptcy claim acquired as part of the DECG Acquisition, which is being amortized into operating revenue through February 2024.
(7)	Rates charged to customers include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(8)	Reflects a regulatory liability for the collection of postretirement medical costs allowed in rates in excess of expenses incurred at Dominion Energy Questar Pipeline.

At December 31, 2017 and 2016, approximately $51.7 million and $39.0 million, respectively, of regulatory assets represented past expenditures on which Dominion Energy Midstream does not currently earn a return. With the exception of regulatory assets related to interest rate hedges and reacquired debt, these expenditures are expected to be recovered within two years.

NOTE 14. REGULATORY MATTERS

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

In November 2016, pursuant to the terms of a previous settlement, Cove Point filed a general rate case for its FERC-jurisdictional services, with 23 proposed rates to be effective January 1, 2017. Cove Point proposed an annual cost-of-service of approximately $140 million. In December 2016, FERC accepted a January 1, 2017 effective date for all proposed rates but five which were suspended to be effective June 1, 2017. Under the terms of the settlement agreement filed by Cove Point in August 2017 and approved by FERC in November 2017, Cove Point’s rates effective October 2017 result in decreases to annual revenues and depreciation expense of approximately $17.7 million and $3.0 million, respectively, compared to the rates in effect through December 2016. In addition, to the extent market conditions exist that neither import nor export services are being sufficiently utilized and LNG cooling quantities are required, the Import Shippers’ responsibility for costs incurred for any LNG cooling quantities received prior to the earlier of operational commencement of the Liquefaction Project or March 2018 would be reduced to approximately half of such amounts incurred. If the Liquefaction Project has not commenced operations prior to March 2018 and LNG cooling quantities are required, Cove Point is responsible for any costs incurred until the Liquefaction Project commences operations. Upon operational commencement of the Liquefaction Project, the Import Shippers will have responsibility for costs incurred on certain LNG cooling quantities.

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

Notes to Consolidated Financial Statements, Continued

was issued authorizing the Liquefaction Project. In October 2014, several parties filed a motion with FERC to stay the FERC Order and requested rehearing. In May 2015, FERC denied rehearing and the request for stay.

Two parties previously separately filed petitions for review of the FERC Order in the U.S. Court of Appeals for the D.C. Circuit, which petitions were consolidated. In July 2016, the court denied one party’s petition for review of the FERC Order. The court also issued a decision remanding the other party’s petition for review of the FERC Order to FERC for further explanation of how FERC’s decision that a previous transaction with an existing import shipper was not unduly discriminatory. In September 2017, FERC issued its order on remand from the U.S. Court of Appeals for the D.C. Circuit, and reaffirmed its rulings in its prior orders that Cove Point did not violate the prohibition against undue discrimination by agreeing to a capacity reduction and early contract termination with the existing import shipper. In October 2017, the party filed a request for rehearing of the FERC Order on remand. This case is pending.

Prior to importing or exporting LNG, Cove Point must receive approvals from the DOE. In September 2013, the DOE granted Non-FTA Authorization approval for the export of up to 0.77 bcfe/day of natural gas to countries that do not have a free trade agreement for trade in natural gas. In June 2016, a party filed a petition for review of this approval in the U.S. Court of Appeals for the D.C. Circuit. In November 2017, the U.S. Court of Appeals for the D.C. Circuit issued an order denying the petition for review.

In July 2017, Cove Point submitted an application for a temporary operating permit to the Maryland Department of the Environment, as required prior to the date of first production of LNG for commercial purposes of exporting LNG. The permit was received in December 2017.

In 2014, DECG executed three binding precedent agreements for the approximately $125 million Charleston Project. In February 2017, DECG received FERC authorization to construct and operate the project facilities, which are expected to be placed into service in March 2018.

In June 2015, Cove Point executed two binding precedent agreements for the approximately $150 million Eastern Market Access Project. In January 2018, Cove Point received FERC authorization to construct and operate the project facilities, which are expected to be placed into service in early 2019.

NOTE 15. ASSET RETIREMENT OBLIGATIONS

AROs represent obligations that result from laws, statutes, contracts and regulations related to the eventual retirement of certain of Dominion Energy Midstream’s long-lived assets. Dominion Energy Midstream’s AROs primarily represent the cost associated with the legal obligation to cap and purge underground transmission pipe and the interim retirement of natural gas transmission pipeline components.

The changes to AROs during 2016 and 2017 are as follows:

Amount
(millions)
AROs at December 31, 2015	$13.5
Dominion Energy Questar Pipeline Acquisition	16.5
Obligations settled during the period	(0.7)
Accretion	0.9
AROs at December 31, 2016(1)	$30.2
Obligations incurred during the period	0.3
Obligations settled during the period	(0.8)
Accretion	1.4
AROs at December 31, 2017(1)	$31.1

(1)	Includes $0.9 million reported in other current liabilities at both December 31, 2016 and 2017.

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

Dominion Energy Midstream has also identified, but not recognized, AROs related to the retirement of Dominion Energy Questar Pipeline’s storage wells in its underground natural gas storage network as it currently does not have sufficient information to estimate a reasonable range of expected retirement dates for these assets since the economic lives of these assets can be extended indefinitely through regular repair and maintenance. Dominion Energy Midstream currently does not have any plans to retire or dispose of these assets. As a result, a settlement date is not determinable for these assets and AROs will not be reflected in the Consolidated Financial Statements until sufficient information becomes available to determine a reasonable estimate of the fair value of the activities to be performed. Dominion Energy Midstream continues to monitor operational and strategic developments to identify if sufficient information exists to reasonably estimate a retirement date for these assets.

NOTE 16. VARIABLE INTEREST ENTITIES

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

Cove Point

Dominion Energy Midstream concluded that Cove Point is a VIE due to the limited partners lacking the characteristics of a controlling financial interest. Dominion Energy Midstream is the primary beneficiary of Cove Point as it has the power to direct the activities that most significantly impact its economic performance as well as the obligation to absorb losses and benefits which could be significant to it.

Iroquois

Dominion Energy Midstream previously concluded that Iroquois was a VIE because a non-affiliated Iroquois equity holder had the ability during a limited period of time to transfer its ownership interests to another Iroquois equity holder or its affiliate. At the end of the first quarter of 2016, such right no longer existed and Dominion Energy Midstream concluded that Iroquois is no longer a VIE.

DES, DECGS, DEPC and DEQPS

DES provides administrative, management and other services to Dominion Energy and its subsidiaries as a subsidiary service company. From time to time and at the option of our general partner, our general partner will request that DES provide, and reimburse DES for the cost of providing, such administrative, management and other services as it deems necessary or appropriate for our operations. We will reimburse our general partner and its affiliates for the associated costs of obtaining these services. For the years ended December 31, 2017, 2016 and 2015, these costs were $2.0 million, $1.2 million and $0.9 million, respectively.

In connection with Dominion’s acquisition of DECG, DECG entered into services agreements beginning February 1, 2015 with DES, for similar services as described above, and with DEPC, which provides human resources and operations services to Dominion Energy and its subsidiaries as a subsidiary service company. Effective January 1, 2016, DECGS provides these services to Dominion Energy Midstream with DEPC no longer providing any services to Dominion Energy Midstream.

Additionally, in connection with Dominion Energy Midstream’s acquisition of Dominion Energy Questar Pipeline, Dominion Energy Questar Pipeline entered into service agreements effective November 16, 2016 with DEQPS and transferred its employees and employee-related assets and liabilities via an equity contribution of $37.0 million. DEQPS provides human resources and operations services to Dominion Energy and its subsidiaries as a subsidiary service company. Dominion Energy Questar Pipeline entered into a service agreement effective January 1, 2018 with DES to provide administrative, management and other services.

In addition to the services purchased by our general partner, Dominion Energy Midstream purchased shared services from DES, DECGS and DEQPS of approximately $27.5 million, $13.8 million and $31.1 million, respectively, for the year ended December 31, 2017 and $25.4 million, $15.7 million and $2.3 million, respectively, for the year ended December 31, 2016. Dominion Energy Midstream purchased shared services from DES and DEPC of approximately $15.7 million and $12.7 million, respectively, during the year ended December 31, 2015. The Consolidated Balance Sheets at December 31, 2017 and 2016 include amounts due from Dominion Energy Midstream to DES, DECGS and DEQPS of approximately $8.7 million and $6.3 million, respectively.

Dominion Energy Midstream determined that neither it nor any of its consolidated entities is the primary beneficiary of DES, DECGS, DEPC or DEQPS, as neither it nor any of its consolidated entities has both the power to direct the activities that most significantly impact their economic performance as well as the obligation to absorb losses and benefits which could be significant to them. Neither Dominion Energy Midstream nor any of its consolidated entities has any obligation to absorb more than its allocated share of DES, DECGS, DEPC or DEQPS costs.

NOTE 17. LONG-TERM DEBT

At December 31,	2017 Weighted- average Coupon(1)	2017	2016
(millions, except percentages)
Term loan, variable rate, due in 2019(2)	2.74%	$300.0	$300.0
Unsecured senior and medium-term notes, 5.83% and 6.48%, due in 2018(3)	5.84%	255.0	255.0
Unsecured senior notes, 4.875%, due in 2041(3)	4.88%	180.0	180.0
Total principal		735.0	735.0
Securities due within one year(4)	6.48%	(5.0)	—
Unamortized debt issuance costs		(4.3)	(5.1)
Total long-term debt		$725.7	$729.9

(1)	Represents weighted-average coupon rates for debt outstanding at December 31, 2017.
(2)	Secured by a guarantee provided by Dominion Energy.
(3)	Represents debt acquired by Dominion Energy Midstream as a result of the Dominion Energy Questar Pipeline Acquisition.
(4)	Excludes $250.0 million of Dominion Energy Questar Pipeline’s senior notes that matured in February 2018 which were repaid using proceeds from the January 2018 issuance, through private placements, of $100.0 million of 3.53% senior notes and $150.0 million of 3.91% senior notes that mature in 2028 and 2038, respectively.

Based on stated maturity dates, the scheduled principal payments of long-term debt at December 31, 2017, were as follows:

	2018		2019	2020	2021	2022	Thereafter	Total
(millions, except percentages)
Term loan	$—		$300.0	$—	$—	$—	$—	$300.0
Unsecured senior and medium-term notes	255.0	(1)	—	—	—	—	180.0	435.0
Weighted-average coupon	5.84%		2.74%				4.88%

(1)	In February 2018, $250.0 million of Dominion Energy Questar Pipeline’s senior notes were repaid using proceeds from the January 2018 issuance, through private placements, of $100.0 million of 3.53% senior notes and $150.0 million of 3.91% senior notes that mature in 2028 and 2038, respectively. As a result, at December 31, 2017, $250.0 million was included in long-term debt in the Consolidated Balance Sheets.

Covenants of Term Loan Agreement

The key terms of Dominion Energy Midstream’s $300.0 million term loan agreement include limitations on the incurrence of additional indebtedness by Dominion Energy Midstream’s subsidiaries, a requirement that amounts due and payable under the term loan agreement be paid prior to Dominion Energy Midstream making any distributions to unitholders and the maintenance of a quarterly leverage ratio, defined as the ratio of debt to cash flow for the four-fiscal quarter period most recently ended, not greater than 5.0 to 1.0 (or during the period following certain acquisitions, 5.50 to 1.0). If Dominion Energy Midstream fails to make payments under the term loan agreement or becomes subject to bankruptcy or other insolvency proceedings, these covenants could result in the acceleration of principal and interest payments and restrictions on distributions to unitholders.

Notes to Consolidated Financial Statements, Continued

NOTE 18. EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

Cove Point participates in retirement benefit plans sponsored by Dominion Energy, which provide certain retirement benefits to eligible active employees, retirees and qualifying dependents of Cove Point. Under the terms of its benefit plans, Dominion Energy reserves the right to change, modify or terminate the plans. From time to time in the past, benefits have changed, and some of these changes have reduced benefits.

Pension benefits for Cove Point employees are covered by the Dominion Energy Pension Plan, a defined benefit pension plan sponsored by Dominion Energy that provides benefits to multiple Dominion Energy subsidiaries. Retirement benefits payable are based primarily on years of service, age and the employee’s compensation. As a participating employer, Cove Point is subject to Dominion Energy’s funding policy, which is to contribute annually an amount that is in accordance with the provisions of ERISA. During 2017, Cove Point made no contributions to the Dominion Energy Pension Plan, and no contributions to this plan are currently expected in 2018. Net periodic pension cost related to this plan was $2.0 million, $1.2 million and $1.4 million in 2017, 2016 and 2015, respectively, recorded in other operations and maintenance expense in the Consolidated Statements of Income. The funded status of various Dominion Energy subsidiary groups and employee compensation are the basis for determining the share of total pension costs for participating Dominion Energy subsidiaries. At December 31, 2017 and 2016, amounts due to Dominion Energy associated with this plan, were $8.2 million and $6.2 million, respectively, recorded in other deferred credits and other liabilities on the Consolidated Balance Sheets.

Retiree healthcare and life insurance benefits for Cove Point employees are covered by the Dominion Energy Retiree Health and Welfare Plan, a plan sponsored by Dominion Energy that provides certain retiree healthcare and life insurance benefits to multiple Dominion Energy subsidiaries. Annual employee premiums are based on several factors such as age, retirement date and years of service. Net periodic benefit (credit) cost related to this plan was $(0.7) million for 2017 and $(0.4) million for 2016 and 2015, recorded in other operations and maintenance expense in the Consolidated Statements of Income. Employee headcount is the basis for determining the share of total other postretirement benefit costs for participating Dominion Energy subsidiaries. At December 31, 2017 and 2016, amounts owed to Dominion Energy Midstream associated with this plan were $2.2 million and $0.9 million, respectively, recorded in other deferred charges and other assets on the Consolidated Balance Sheets.

Dominion Energy holds investments in trusts to fund employee benefit payments for the pension and other postretirement benefit plans in which Cove Point’s employees participate. Any investment-related declines in these trusts will result in future increases in the net periodic cost recognized for such employee benefit plans and will be included in the determination of the amount of cash that Cove Point will provide to Dominion Energy for its share of employee benefit plan contributions.

Defined Contribution Plans

Cove Point also participates in Dominion Energy-sponsored defined contribution employee savings plans that cover multiple

Dominion Energy subsidiaries. Cove Point recognized $0.5 million, $0.4 million and $0.3 million of expense in other operations and maintenance expense in the Consolidated Statements of Income in 2017, 2016 and 2015, respectively, as employer matching contributions to these plans.

NOTE 19. CPCN OBLIGATION

In April 2013, Cove Point filed an application with the Maryland Commission requesting authorization to construct a generating station in connection with the Liquefaction Project. In May 2014, the Maryland Commission granted the CPCN authorizing the construction of such generating station. The CPCN obligates Cove Point to make payments totaling approximately $48.0 million. These payments consist of $40.0 million to the SEIF over a five-year period beginning in 2015 and $8.0 million to Maryland low income energy assistance programs over a twenty-year period expected to begin in late 2018. In December 2014, upon receipt of applicable approvals to commence construction of the generating station, Dominion Energy Midstream recorded the present value of the obligation as an increase to property, plant and equipment and a corresponding liability for these future payments using an effective interest rate of 1.9%.

In August 2017, Cove Point submitted an application to amend the CPCN to make necessary updates, which was approved by the Maryland Commission in February 2018.

NOTE 20. COMMITMENTS AND CONTINGENCIES

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

Surety Bonds

At December 31, 2017, Dominion Energy Midstream had purchased $12.2 million of surety bonds, including $9.7 million held by Cove Point. Under the terms of surety bonds, Dominion Energy Midstream is obligated to indemnify the respective surety bond company for any amounts paid.

Lease Commitments

Dominion Energy Midstream leases various facilities, vehicles and equipment under operating lease arrangements, the majority of which include terms of one year or less, require payments on a monthly or annual basis and can be canceled at any time. Rental expense for Dominion Energy Midstream totaled $1.8 million, $3.2 million and $2.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. The majority of rent expense is included within other operations and maintenance expense in the Consolidated Statements of Income.

NOTE 21. CREDIT RISK

Credit risk is the risk of financial loss if counterparties fail to perform their contractual obligations. In order to minimize overall credit risk, credit policies are maintained, including the evaluation of counterparty financial condition. In addition, counterparties may make available collateral, including letters of credit, payment guarantees, or cash deposits.

Dominion Energy Midstream provides service to approximately 150 customers, including the Storage Customers, marketers or end users, power generators, utilities and the Import Shippers. The two largest customers comprised approximately 27% of the total transportation and storage revenues for the year ended December 31, 2017, with Dominion Energy Midstream’s largest customer, an affiliate, representing approximately 16% of such amount during the period. The two largest customers comprised approximately 57% and 71% of the total transportation and storage revenues for the years ended December 31, 2016 and 2015, respectively, with Dominion Energy Midstream’s largest customer representing approximately 44% and 57% of such amounts in each period.

Dominion Energy Midstream maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends and other information. At December 31, 2017 and 2016, the provision for credit losses was $0.2 million and less than $0.1 million. Management believes, based on credit policies and the December 31, 2017 provision for credit losses, that it is unlikely that a material adverse effect on financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

NOTE 22. RELATED-PARTY TRANSACTIONS

Dominion Energy Midstream engages in related-party transactions primarily with other Dominion Energy subsidiaries (affiliates), including our general partner. Dominion Energy Midstream’s receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. Cove Point participates in certain Dominion Energy benefit plans as described in Note 18. Transactions related to the DECG Acquisition and Dominion Energy Questar Pipeline Acquisition are described in Notes 4 and 17. A discussion of the remaining significant related party transactions follows.

Transactions with Affiliates

DES provides accounting, legal, finance and certain administrative and technical services to Dominion Energy Midstream and DECGS (DEPC prior to January 1, 2016) and DEQPS provide human resources and operations services to Dominion Energy Midstream. Refer to Note 16 for further information.

For the year ended December 31, 2016, DECG reimbursed Dominion Energy a total of $1.5 million for costs incurred related to Dominion Energy’s transition services agreement with SCANA to provide administrative functions related to DECG. Subsequent to the DECG Acquisition through December 31, 2015, DECG reimbursed Dominion Energy a total of $2.9 million for such costs.

Dominion Energy Midstream provides transportation and other services to affiliates and affiliates provide goods and services to Dominion Energy Midstream.

Affiliated transactions are presented below:

Year Ended December 31,	2017	2016	2015
(millions)
Sales of natural gas transportation services to affiliates	$82.6	$25.9	$2.2
Services provided to affiliates	2.3	1.1	—
Purchased gas from affiliates	7.3	2.4	0.5
Goods and services provided by affiliates to Dominion Energy Midstream(1)	94.7	63.1	35.4

(1)	Includes $23.8 million, $28.3 million and $13.3 million of capitalized expenditures in 2017, 2016 and 2015, respectively.

Dominion Energy Credit Facility

In connection with the Offering, Dominion Energy Midstream entered into a credit facility with Dominion Energy with a borrowing capacity of $300 million. A summary of certain key terms of the credit facility with Dominion Energy is as follows:

•	No upfront commitment fee in order to enter into the facility, and no ongoing facility or similar charges assessed against undrawn amounts.
•	Five-year term, with only interest payments on any drawn amounts payable prior to maturity or acceleration.
•	Interest payments on any drawn balances are due on a quarterly basis and amounts drawn accrue interest at variable interest rates, determined based on our ratio of total debt to

Notes to Consolidated Financial Statements, Continued

Adjusted EBITDA or, if we obtain long-term debt credit ratings in the future, based on such credit ratings in effect from time to time.
•	Amounts then due and payable under the credit facility will need to be satisfied prior to making any distributions to unitholders. The credit facility does not include any other financial tests, covenants or conditions that must be satisfied as a condition to making distributions for so long as the facility remains in place.
•	The credit facility contains limited representations, warranties and ongoing covenants consistent with other credit facilities made available by Dominion Energy to certain of its other affiliates.
•	In the event we breach our payment obligations under the credit facility, or our obligations under any future third-party indebtedness, or if we become subject to certain bankruptcy, insolvency, liquidation or similar proceedings, in each case after any applicable cure periods, Dominion Energy may accelerate our payment obligations and terminate the credit facility.
•	We are required to obtain Dominion Energy’s consent prior to creating any mortgage, security interest, lien or other encumbrance outside the ordinary course of business on any of our property, assets or revenues during the term of the facility. Failure to obtain any such consent from Dominion Energy in the future could have an adverse impact on our ability to implement our business strategies, generate revenues and pay distributions to our unitholders.

At December 31, 2017 and 2016, $26.4 million and $63.2 million was outstanding against the credit facility, respectively. In January and February 2018, Dominion Energy Midstream drew an additional $34.5 million on the credit facility to fund property tax at DECG and expansion capital expenditures. Outstanding borrowings are presented within current liabilities as such amounts could become payable on demand after a 90-day termination notice provided by either party. No such notice has been provided through the date of this filing. The weighted-average interest rate of these borrowings was 2.84% and 2.30% at December 31, 2017 and 2016, respectively. Interest charges related to Dominion Energy Midstream’s borrowings against the facility were $1.7 million, $0.4 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Dominion Energy Midstream has indicated its intention to obtain a $500.0 million revolving credit facility in the first quarter of 2018 to replace the existing $300.0 million credit facility with Dominion Energy.

Income Taxes

As described in Note 23, DECG and Dominion Energy Questar Pipeline participated in Dominion Energy’s intercompany tax sharing agreement prior to Dominion Energy Midstream’s acquisition of DECG and Dominion Energy Questar Pipeline.

In 2016 and 2015, Dominion Energy Questar Pipeline and DECG settled $282.5 million and $13.4 million of income taxes payable and deferred income taxes, respectively. These settlements are reflected as equity transactions in Dominion Energy Midstream’s Consolidated Financial Statements.

DECG’s and Dominion Energy Questar Pipeline’s participation in this tax sharing agreement was terminated in 2015 and

2016 in connection with the DECG Acquisition and the Dominion Energy Questar Pipeline Acquisition, respectively.

Unbilled Revenue

Affiliated receivables at December 31, 2017 and 2016 included $7.0 million and $6.7 million, respectively, of accrued unbilled revenue based on estimated amounts of services provided but not yet billed to affiliates.

Natural Gas Imbalances

Dominion Energy Midstream maintains natural gas imbalances with affiliates. The imbalances with affiliates are provided below:

Year Ended December 31,	2017	2016
(millions)
Imbalances payable to affiliates(1)	$1.7	$0.1
Imbalances receivable from affiliates	—	6.3

(1)	Recorded in other current liabilities in the Consolidated Balance Sheets.

Right of First Offer

In connection with the Offering, we entered into a right of first offer agreement with Dominion Energy, pursuant to which Dominion Energy agreed and caused its affiliates to agree, for so long as Dominion Energy or its affiliates, individually or as part of a group, control our general partner, that if Dominion Energy or any of its affiliates decide to attempt to sell (other than to another affiliate of Dominion Energy) the ROFO Assets, Dominion Energy or its affiliate will notify us of its desire to sell such ROFO Assets and, prior to selling such ROFO Assets to a third-party, will negotiate with us exclusively and in good faith for a period of 30 days in order to give us an opportunity to enter into definitive documentation for the purchase and sale of such ROFO Assets on terms that are mutually acceptable to Dominion Energy or its affiliate and us. If we and Dominion Energy or its affiliate have not entered into a letter of intent or a definitive purchase and sale agreement with respect to such ROFO Assets within such 30-day period, or if any such letter of intent or agreement is entered into but subsequently terminated, Dominion Energy or its affiliate may, at any time during the succeeding 150 day period, enter into a definitive transfer agreement with any third party with respect to such ROFO Assets on terms and conditions that, when taken as a whole, are superior, in the good faith determination of Dominion Energy or its affiliate, to those set forth in the last written offer we had proposed during negotiations with Dominion Energy or its affiliate, and Dominion Energy or its affiliate has the right to sell such ROFO Assets pursuant to such transfer agreement.

Contributions from Dominion Energy

For the years ended December 31, 2017, 2016 and 2015, Dominion Energy contributed $772.8 million, $1.1 billion and $941.2 million, respectively, to Cove Point. In January and February 2018, Dominion Energy contributed a total of $53.6 million to Cove Point. These contributions from Dominion Energy to Cove Point primarily represent funding for capital expenditures related to the Liquefaction Project. During 2017 and the first quarter of 2018, $15.1 million and $25.0 million, respectively, of contributions were to fund property tax and related payments at Cove Point. In November 2016, Dominion Energy contributed $1.0 million in cash to Dominion Energy Questar Pipeline to fund operations. In February 2015, Domin-

ion Energy contributed $1.3 million in cash to DECG to fund operations. For the year ended December 31, 2017, Dominion Energy allocated costs of $6.0 million to Dominion Energy Midstream related to the Dominion Energy Questar Pipeline Acquisition for which Dominion Energy did not seek reimbursement.

NOTE 23. INCOME TAXES

Dominion Energy Midstream is organized as an MLP, a pass-through entity for U.S. federal and state income tax purposes. Each unitholder is responsible for taking into account the unitholder’s respective share of Dominion Energy Midstream’s items of taxable income, gain, loss and deduction in the preparation of income tax returns. Upon the closing of the Offering, Cove Point became a pass-through entity for U.S. federal and state income tax purposes. Effective April 1, 2015, the date of the DECG Acquisition, DECG is treated as a component of Dominion Energy Midstream for income tax purposes. Effective December 1, 2016, the date of the Dominion Energy Questar Pipeline Acquisition, Dominion Energy Questar Pipeline is treated as a component of Dominion Energy Midstream for income tax purposes. Accordingly, Dominion Energy Midstream’s Consolidated Financial Statements do not include income taxes for the period subsequent to the Offering, with the exception of income taxes attributable to the DECG Predecessor and Dominion Energy Questar Pipeline Predecessor.

DECG operated as a taxable corporation at the time of Dominion Energy’s acquisition of DECG. In March 2015, DECG converted to a single member limited liability company and as a result, became a disregarded entity for income tax purposes and was treated as a taxable division of its corporate parent. Its business activities from the time of Dominion Energy’s acquisition of DECG through March 2015 were included in the consolidated U.S. federal and certain state income tax returns of Dominion Energy for 2015. Dominion Energy Questar Pipeline is a disregarded entity for income tax purposes and was treated as a taxable division of its corporate parent. Its business activities from the time of Dominion Energy’s acquisition of Dominion Energy Questar through November 2016 were included in the consolidated U.S. federal and certain state income tax returns of Dominion Energy. Dominion Energy Midstream’s Consolidated Financial Statements reflect income taxes for the same period. For periods prior to Dominion Energy’s acquisition of Dominion Energy Questar in September 2016, Dominion Energy Questar Pipeline was included in the consolidated federal and certain state tax returns of its parent, Dominion Energy Questar.

Current income taxes for DECG and Dominion Energy Questar Pipeline were based on taxable income or loss, determined on a separate company basis, and, where applicable, settled in accordance with the principles of Dominion Energy’s intercompany tax sharing agreement. The settlements of DECG’s and Dominion Energy Questar Pipeline’s federal and state income taxes payable and net deferred income taxes are reflected as equity transactions in Dominion Energy Midstream’s Consolidated Financial Statements.

The income tax (benefit) provision is summarized as follows:

Year Ended December 31,	2016(1)	2015(2)
(millions)
Current:
Federal	$ 7.2	$0.5
State	0.6	0.1
Total current expense	7.8	0.6
Deferred:
Federal	(1.3)	1.3
State	(0.2)	0.2
Total deferred expense (benefit)	(1.5)	1.5
Total income tax expense	$6.3	$2.1

(1)	2016 income taxes are attributable to the Dominion Energy Questar Pipeline Predecessor.
(2)	2015 income taxes are attributable to the DECG Predecessor.

The statutory U.S. federal income tax rate reconciles to the effective income tax rate as follows:

Year Ended December 31,	2017	2016	2015
U.S. statutory rate	35.0%	35.0%	35.0%
Partnership income not subject to income taxes(1)	(35.0)	(32.4)	(34.1)
Increases resulting from:
State taxes, net of federal benefit	—	0.1	0.1
Other, net	—	—	—
Effective tax rate	—%	2.7%	1.0%

(1)	Reflects the pass-through entity status of Dominion Energy Midstream, including the operations of Dominion Energy Questar Pipeline subsequent to the Dominion Energy Questar Pipeline Acquisition and DECG subsequent to the DECG Acquisition.

In 2017, 2016 and 2015, there were no unrecognized tax benefits.

Dominion Energy participates in the CAP which provides the opportunity to resolve complex tax matters with the IRS before filing its federal income tax returns, thus achieving certainty for such tax return filing positions agreed to by the IRS. In 2016 and 2017, Dominion Energy submitted research credit claims for tax years 2012-2016. These claims are currently under IRS examination. With the exception of these research credit claims, the IRS has completed its audit of tax years through 2015. The statute of limitations has not yet expired for tax years after 2012. Although Dominion Energy has not received a final letter indicating no changes to its taxable income for tax year 2016, no material adjustments are expected. The IRS examination of tax year 2017 is ongoing. For Dominion Energy Questar and its consolidated subsidiaries which also participate in a CAP maintenance program, the IRS has completed its examination of tax years through 2015, and the examination of tax year 2016 is ongoing. For Dominion Energy Questar’s consolidated returns, the statute of limitations has expired for tax years prior to 2014.

For Cove Point, the earliest tax year remaining open for examination by Maryland tax authorities is 2014. Since DECG was included in SCANA’s consolidated South Carolina tax returns for periods prior to being acquired by Dominion Energy in January 2015, SCANA is obligated for any additional taxes assessed for those periods.

Dominion Energy Questar Pipeline was included in Dominion Energy Questar’s consolidated Utah and Colorado returns for periods prior to Dominion Energy’s acquisition of Dominion Energy Questar and were included in Dominion Energy’s consolidated Utah and Colorado returns for tax year 2016. The earliest

Notes to Consolidated Financial Statements, Continued

year open for examination of both Dominion Energy Questar’s consolidated Utah and Colorado returns is 2014.

Dominion Energy will pay any additional income taxes assessed by tax authorities related to Dominion Energy Questar Pipeline’s business activities for periods prior to December 1, 2016 and DECG’s business activities during the period January 31, 2015 through March 31, 2015.

NOTE 24. UNIT-BASED COMPENSATION

In October 2014, the Board of Directors of our general partner adopted the Dominion Energy Midstream LTIP. Awards under the Dominion Energy Midstream LTIP are available for directors of our general partner and employees and consultants of our general partner and any of its affiliates, including Dominion Energy, who perform services for us. The Dominion Energy Midstream LTIP authorizes the grant, from time to time, at the discretion of the Board of Directors of our general partner or a committee thereof, of restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, other unit-based awards, substitute awards, unrestricted unit awards and cash awards. No more than 3,000,000 of our common units will be available for delivery under the Dominion Energy Midstream LTIP. The common units to be delivered under the Dominion Energy Midstream LTIP will consist, in whole or in part, of common units acquired in the open market or from any affiliate or any other person, newly issued common units or any combination of the foregoing as determined by the Board of Directors of our general partner or a committee thereof.

The following table depicts the issuance of common units to non-employee directors of the general partner of Dominion Energy Midstream as part of the annual equity retainer granted under the Dominion Energy Midstream LTIP.

Issuance Date	Common Units Issued
January 2015	5,055
January 2016	7,761
October 2016	818
January 2017	10,740
February 2017	2,389
January 2018	10,424

In 2017, 2,685 common units were forfeited under the Dominion Energy Midstream LTIP. There were no forfeitures in 2016 or 2015. For the years ended December 31, 2017, 2016 and 2015, $0.3 million, $0.3 million and $0.2 million, respectively, of expense was recognized within other operations and maintenance expense in the Consolidated Statements of Income.

NOTE 25. OPERATING SEGMENT

Dominion Energy Midstream is organized primarily on the basis of products and services sold in the U.S. Dominion Energy Midstream’s operating segment, Gas Infrastructure, consists of gas transportation, LNG terminalling services and storage.

Dominion Energy Midstream also reports a Corporate and Other segment. The Corporate and Other segment primarily includes items attributable to Dominion Energy Midstream’s operating segment that are not included in profit measures evaluated by executive management in assessing the segment’s performance or in allocating resources. In 2017, our general partner incurred $6.0 million of transition costs in connection with the Dominion Energy Questar Pipeline Acquisition for which Dominion Energy did not seek reimbursement. In 2016, expenses of $7.9 million ($6.9 million after-tax) were recorded related to certain transaction and transition costs associated with the Dominion Energy Questar Pipeline Acquisition. Additionally, $1.6 million of such costs were incurred by our general partner in 2016, for which Dominion Energy did not seek reimbursement. In 2015, expenses of $1.7 million were recorded related to certain transition costs associated with the DECG Acquisition.

The following table presents segment information pertaining to Dominion Energy Midstream’s operations:

Year Ended December 31,	Gas Infrastructure	Corporate and Other	Consolidated Total
(millions)
2017
Operating revenue	$480.2	$ —	$480.2
Depreciation and amortization	100.8	—	100.8
Earnings from equity method investees	26.2	—	26.2
Interest and related charges	31.1	—	31.1
Income tax expense	—	—	—
Net income (loss) including noncontrolling interest	161.4	(6.0)	155.4
Net income (loss) attributable to partners	201.1	(6.0)	195.1
Investment in equity method affiliates	253.8	—	253.8
Capital expenditures	919.0	—	919.0
Total assets at December 31	7,980.3	—	7,980.3
2016
Operating revenue	$441.3	$ —	$441.3
Depreciation and amortization	56.6	—	56.6
Earnings from equity method investees	23.0	—	23.0
Interest and related charges	7.3	—	7.3
Income tax expense	7.3	(1.0)	6.3
Net income (loss) including noncontrolling interest and Dominion Energy Questar Pipeline predecessor	238.2	(8.5)	229.7
Net income (loss) including noncontrolling interest	225.8	(1.6)	224.2
Net income (loss) attributable to partners	108.0	(1.6)	106.4
Investment in equity method affiliates	257.8	—	257.8
Capital expenditures	1,276.8	—	1,276.8
Total assets at December 31	7,186.9	—	7,186.9
2015
Operating revenue	$369.6	$ —	$369.6
Depreciation and amortization	40.4	—	40.4
Earnings from equity method investee	6.6	—	6.6
Interest and related charges	0.6	—	0.6
Income tax expense	2.1	—	2.1
Net income (loss) including noncontrolling interest and DECG Predecessor	198.2	(1.7)	196.5
Net income (loss) including noncontrolling interest	194.9	(0.7)	194.2
Net income (loss) attributable to partners	73.2	(0.7)	72.5
Capital expenditures	1,282.1	—	1,282.1

NOTE 26. QUARTERLY FINANCIAL AND PER UNIT DATA (UNAUDITED)

A summary of Dominion Energy Midstream’s quarterly results of operations for the years ended December 31, 2017 and 2016 follows. Amounts reflect all adjustments necessary in the opinion of management for a fair statement of the results for the interim periods.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(millions, except per unit data)
2017
Operating revenue	$130.2	$115.7	$113.0	$121.3
Income from operations	52.7	33.2	34.9	33.2
Net income including noncontrolling interest	54.3	31.6	34.9	34.6
Net income attributable to partners	52.2	42.0	48.6	52.3
Net income per limited partner unit (basic):
Common Units	$0.40	$0.33	$0.35	$0.36
Subordinated Units	0.40	0.33	0.35	0.36
Net income per limited partner unit (diluted):
Common Units	$0.37	$0.31	$0.33	$0.33
Subordinated Units	0.40	0.33	0.35	0.36
Unit prices (intraday high-low)	$33.70 - 29.28	$32.65 - 26.05	$34.85 - 25.10	$33.60 - 29.35
2016
Operating revenue	$83.0	$85.6	$95.2	$177.5
Income from operations	44.8	48.5	46.5	77.3
Net income including noncontrolling interest and Dominion Energy Questar Pipeline Predecessor	51.8	53.1	50.2	74.6
Net income including noncontrolling interest	51.8	53.1	53.4	65.9
Net income attributable to partners	23.1	22.5	24.3	36.5
Net income per limited partner unit (basic and diluted):
Common Units	$0.29	$0.28	$0.30	$0.38
Subordinated Units	0.29	0.28	0.30	0.34
Unit prices (intraday high-low)	$35.88 - 23.12	$34.47 - 25.25	$28.92 - 23.17	$29.75 - 23.20

Notes to Consolidated Financial Statements, Continued

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Senior management of Dominion Energy Midstream’s general partner, Dominion Energy Midstream GP, LLC, including its CEO and CFO, evaluated the effectiveness of Dominion Energy Midstream’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the CEO and CFO of Dominion Energy Midstream’s general partner have concluded that Dominion Energy Midstream’s disclosure controls and procedures are effective. There were no changes in Dominion Energy Midstream’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Dominion Energy Midstream’s internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Dominion Energy Midstream’s general partner understands and accepts responsibility for Dominion Energy Midstream’s consolidated financial statements and related disclosures and the effectiveness of internal control over financial reporting (internal control). Dominion Energy Midstream continuously strives to identify opportunities to enhance the effectiveness and efficiency of internal control, just as Dominion Energy Midstream does throughout all aspects of its business.

Dominion Energy Midstream maintains a system of internal control designed to provide reasonable assurance, at a reasonable cost, that its assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed and recorded in accordance with established procedures. This system includes written policies, an organizational structure designed to ensure appropriate segregation of responsibilities, careful selection and training of qualified personnel and internal audits.

The Audit Committee of the Board of Directors of Dominion Energy Midstream’s general partner, composed entirely of independent directors, meets periodically with the independent registered public accounting firm, the internal auditors and management to discuss auditing, internal control, and financial reporting matters of Dominion Energy Midstream and to ensure that each is properly discharging its responsibilities. Both the independent registered public accounting firm and the internal auditors periodically meet alone with the Audit Committee and have free access to the Audit Committee at any time.

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require Dominion Energy Midstream’s 2017 Annual Report to contain a management’s report and a report of the independent registered public accounting firm regarding the effectiveness of internal control. As a basis for the report, Dominion Energy Midstream tested and evaluated the design and operating effectiveness of internal controls. Based on its assessment as of December 31, 2017, Dominion Energy Midstream’s general partner makes the following assertions:

Management is responsible for establishing and maintaining effective internal control over financial reporting of Dominion Energy Midstream.

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

Management evaluated Dominion Energy Midstream’s internal control over financial reporting as of December 31, 2017. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Dominion Energy Midstream maintained effective internal control over financial reporting as of December 31, 2017.

Dominion Energy Midstream’s independent registered public accounting firm is engaged to express an opinion on Dominion Energy Midstream’s internal control over financial reporting, as stated in their report which is included herein.

February 27, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Dominion Energy Midstream GP, LLC and Members of

Dominion Energy Midstream Partners, LP

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Dominion Energy Midstream Partners, LP and subsidiaries (“Dominion Energy Midstream”) at December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, Dominion Energy Midstream maintained, in all material respects, effective internal control over financial reporting at December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements at and for the year ended December 31, 2017, of Dominion Energy Midstream and our report dated February 27, 2018, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

Dominion Energy Midstream’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Dominion Energy Midstream’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Dominion Energy Midstream in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 27, 2018

Item 9B. Other Information

On February 22, 2018, the Board of Directors of Dominion Energy Midstream GP, LLC, our general partner, approved the Fourth Amended and Restated Agreement of Limited Partnership. The purpose of the amendment was to provide for changes to the IRS partnership audit rules in accordance with the Bipartisan Budget Act of 2015.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT OF DOMINION ENERGY MIDSTREAM

We are managed and operated by the Board of Directors and executive officers of our general partner, Dominion Energy Midstream GP, LLC, an indirect wholly-owned subsidiary of Dominion Energy. As a result of owning our general partner, Dominion Energy appoints all members of the Board of Directors of our general partner. Our unitholders will not be entitled to elect our general partner or its directors or otherwise directly participate in our management or operations.

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

Dominion Energy Midstream does not have any employees, nor does our general partner. All of the employees that conduct our business are employed by affiliates, and our general partner secures the personnel necessary to conduct our operations through its services agreements with DES. We will reimburse our general partner and its affiliates for the associated costs of obtaining the personnel necessary for our operations pursuant to our partnership agreement.

DIRECTORS OF OUR GENERAL PARTNER

The following table shows information for the directors of our general partner. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Some of our directors also serve as executive officers of Dominion Energy.

Name and Age	Principal Occupation and Directorships in Public Corporations Past Five Years(1)	Year First Elected as Director
Thomas F. Farrell, II (63)

Chairman of the Board of Directors and CEO of our general partner since March 2014 and President since February 2015; Chairman of the Board of Directors, President and CEO of Dominion Energy from April 2007 to date; Chairman of the Board of Directors and CEO of Virginia Power from February 2006 to date; CEO of Dominion Energy Gas from September 2013 to date and Chairman of the Board of Directors from March 2014 to date; and Chairman of the Board of Directors and CEO of Questar Gas Company from September 2016 to date. Mr. Farrell also serves as a director of Altria Group, Inc. and Associated Electric & Gas Insurance Services Limited. Mr. Farrell received his bachelor’s degree in economics and his law degree from the University of Virginia.

Mr. Farrell’s qualifications to serve as a director include his significant and extensive industry experience as well as his legal expertise, having served as General Counsel for Dominion Energy and as a practicing attorney with a private firm. Mr. Farrell also has extensive community and public interest involvement and serves or has served on many non-profit and university foundations.

2014

Diane Leopold (51)

Director of our general partner since February 2017; Executive Vice President and President & CEO—Gas Infrastructure Group of our general partner and Dominion Energy from May 2017 to date; President of Dominion Energy Gas from January 2017 to date and Questar Gas Company from August 2017 to date; Senior Vice President and President & CEO—Dominion Energy of our general partner and Dominion Energy from January 2017 to May 2017; President of DETI, The East Ohio Gas Company and DCPI from January 2014 to date; and Senior Vice President of DETI from April 2012 to December 2013. Ms. Leopold also serves as chair of the board of directors of the Interstate Natural Gas Association of America and is a member of the board of the American Gas Association. Ms. Leopold received her bachelor’s degree in mechanical and electrical engineering from the University of Sussex (United Kingdom), a master’s degree in electrical engineering (energy conversion, power and transmission) from George Washington University, and an MBA from Virginia Commonwealth University.

Ms. Leopold’s qualifications to serve as a director include her more than 28 years of utility and energy experience. As President and CEO of the Gas Infrastructure Group business unit, she has leadership, management, and direct operational knowledge of Dominion Energy Midstream.

2017

John A. Luke, Jr. (69)

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
Mark F. McGettrick (60)

Director, Executive Vice President and CFO of our general partner since March 2014; Executive Vice President and CFO of Dominion Energy and Virginia Power from June 2009 to date, Dominion Energy Gas from September 2013 to date and Questar Gas Company from September 2016 to date; Director of Virginia Power from June 2009 to date, Dominion Energy Gas from September 2013 to date and Questar Gas Company from September 2016 to date. Mr. McGettrick received his bachelor’s degree in business from George Mason University.

Mr. McGettrick’s qualifications to serve as a director include his more than 36 years of utility management and industry experience. Mr. McGettrick also has community and public interest involvement and serves or has served on many non-profit foundations and boards. As CFO of our general partner, and Dominion Energy and its subsidiaries, he has leadership, management, finance and treasury experience and skills.

2014

Harris H. Simmons (63)

Director of our general partner since October 2016. Mr. Simmons has served as CEO of Zions Bancorporation (Zions) since 1990 and as Chairman of Zions’ Board since 2002. He has served in a variety of positions at Zions and Zions First National Bank for more than 36 years, including CFO for Zions for five years. Zions is a financial services company that operates about 450 full-service banking offices in 11 states. He serves as a director and member of the audit committee of O.C. Tanner Company and a director and member of the audit and compensation committees of National Life Group. He is past chairman of the American Bankers Association and a member of the Financial Services Roundtable. Mr. Simmons received his bachelor’s degree in economics from the University of Utah and an MBA from Harvard Business School.

Mr. Simmons’ qualifications to serve as a director include his extensive financial and banking experience, his leadership, corporate governance and management skills as the CEO of Zions, and his public company director experience. As former lead director of Questar Corporation, he has familiarity with Dominion Energy Questar Pipeline, LLC, which is a subsidiary of Dominion Energy Midstream. Mr. Simmons also has significant community and public interest involvement and serves or has served on many non-profit boards.

2016

John W. Snow (78)

Director of our general partner since October 2014. Mr. Snow is the non-executive chairman of the board of Cerberus Capital Management, L.P. He is also a member of the board of directors of Armada Hoffler Properties, Inc. and Afiniti. Mr. Snow previously served on the boards of Marathon Petroleum Corporation (2011 through 2017), International Consolidated Airlines Group, S.A. (2010 through 2013), Amerigroup Corporation (2010 through 2012), Verizon Communications, Inc. (2007 through 2012) and Lending Processing Servicing, Inc. (2013). Mr. Snow served as U.S. Secretary of the Treasury from February 2003 until June 2006. Prior to becoming Secretary of the Treasury, he served as chairman and CEO of CSX Corporation. Mr. Snow received a bachelor’s degree from the University of Toledo, a master’s degree from John Hopkins University, a doctorate in economics from the University of Virginia and a juris doctor degree from George Washington University.

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

2014

David A. Wollard (80)

Director of our general partner since October 2014. Mr. Wollard is founding chairman of the board, emeritus, Exempla Healthcare (1997 to 2001). He previously served as a director on the boards of Dominion Energy (1999 to 2017) and Vectra Bank Colorado (2002 to 2016). Mr. Wollard is the past chairman of the Downtown Denver Partnership and the Denver Metro Chamber of Commerce. He received his undergraduate degree from Harvard College and graduated from the Stonier Graduate School of Banking. Mr. Wollard held a variety of executive positions with banking institutions in Florida and Colorado, where he was the president of Bank One Colorado, N.A.

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

2014

(1)	Any service listed for Dominion Energy, Virginia Power, Dominion Energy Gas, Questar Gas Company, DETI, The East Ohio Gas Company and DCPI reflects service at a parent or affiliate. Dominion Energy Midstream GP, LLC, is an indirect wholly-owned subsidiary of Dominion Energy. Virginia Power, Dominion Energy Gas and Questar Gas Company are affiliates of Dominion Energy Midstream and are also subsidiaries of Dominion Energy.

EXECUTIVE OFFICERS OF OUR GENERAL PARTNER

The following table shows information for the executive officers of our general partner. Executive Officers serve at the discretion of the Board of Directors. Some of our executive officers also serve as executive officers of Dominion Energy.

Name and Age	Business Experience Past Five Years(1)
Thomas F. Farrell, II (63)	Chairman of the Board of Directors and CEO of our general partner since March 2014 and President since February 2015; Chairman of the Board of Directors, President and CEO of Dominion Energy from April 2007 to date; Chairman of the Board of Directors and CEO of Virginia Power from February 2006 to date; CEO of Dominion Energy Gas from September 2013 to date and Chairman of the Board of Directors from March 2014 to date; and Chairman of the Board of Directors and CEO of Questar Gas Company from September 2016 to date.
Diane Leopold (51)	Director of our general partner since February 2017; Executive Vice President and President & CEO—Gas Infrastructure Group of our general partner and Dominion Energy since May 2017; Senior Vice President and President & CEO—Dominion Energy of our general partner and Dominion Energy from January 2017 to May 2017; President of Dominion Energy Gas from January 2017 to date and Questar Gas from August 2017 to date; President of DETI, The East Ohio Gas Company and DCPI from January 2014 to date; Senior Vice President of DETI from April 2012 to December 2013.
Mark F. McGettrick (60)	Director, Executive Vice President and CFO of our general partner since March 2014; Executive Vice President and CFO of Dominion Energy and Virginia Power from June 2009 to date, Dominion Energy Gas from September 2013 to date and Questar Gas Company from September 2016 to date; Director of Virginia Power from June 2009 to date, Dominion Energy Gas from September 2013 to date and Questar Gas Company from September 2016 to date.
Paul E. Ruppert (53)	Senior Vice President and President—Gas Transmission of our general partner since August 2017; President—Gas Transmission of DCPI and DETI since August 2017; Senior Vice President and President—Dominion Midstream Operations of our general partner from January 2017 to July 2017; President—Dominion Midstream Operations of DCPI from May 2017 to July 2017; Senior Vice President—Dominion Midstream Operations of our general partner from January 2016 to December 2016; Senior Vice President—Business Development & Generation Construction of Virginia Power from April 2012 to December 2015.
Mark O. Webb (53)	Senior Vice President—Corporate Affairs and Chief Legal Officer of our general partner since January 2017, and Dominion Energy, Virginia Power, Dominion Energy Gas and Questar Gas Company from January 2017 to date; Senior Vice President and General Counsel of our general partner from May 2016 to December 2016 and Questar Gas Company from September 2016 to December 2016; Senior Vice President, General Counsel and Chief Risk Officer of Dominion Energy, Virginia Power and Dominion Energy Gas from May 2016 to December 2016; Vice President and General Counsel of our general partner from March 2014 to May 2016; Vice President, General Counsel and Chief Risk Officer of Dominion Energy, Virginia Power and Dominion Energy Gas from January 2014 to May 2016; Vice President and General Counsel of Dominion Energy and Virginia Power from January 2013 to December 2013 and Dominion Energy Gas from September 2013 to December 2013.
Michele L. Cardiff (50)	Vice President, Controller and Chief Accounting Officer of our general partner since March 2014, Dominion Energy and Virginia Power from April 2014 to date, Dominion Energy Gas from March 2014 to date and Questar Gas Company from September 2016 to date; Vice President—Accounting of DES from January 2014 to March 2014; Vice President and General Auditor of DES from September 2012 to December 2013.

(1)	Any service listed for Virginia Power, Dominion Energy Gas, Questar Gas Company, DETI, The East Ohio Gas Company, DCPI and DES reflects service at a parent or affiliate.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To our knowledge, no executive officer, director or 10% beneficial owner failed to file, on a timely basis, the reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 2017.

AUDIT COMMITTEE

The members of the Audit Committee are David A. Wollard (chairman), Harris H. Simmons and John W. Snow. Each member of the Audit Committee has been determined independent by the Board of Directors in accordance with NYSE listing standards and SEC regulations. The Board of Directors has also determined that Messrs. Wollard, Simmons and Snow are “audit committee financial experts” as defined under SEC rules. Our Audit Committee assists the Board of Directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. Our Audit Committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. Our Audit Committee has a written charter adopted by the Board of Directors of our general partner, which is available on our website at http://www.dominionenergymidstream.com/assets/pdf/mlp-audit-committee-charter.pdf.

CONFLICTS COMMITTEE

The members of the Conflicts Committee are John A. Luke, Jr. (chairman) and John W. Snow. The Conflicts Committee reviews specific matters that the Board of Directors believes may involve conflicts of interest and determines to submit to the Conflicts Committee for review. The Conflicts Committee determines if the resolution of the conflict of interest is adverse to the interest of Dominion Energy Midstream. The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including Dominion Energy, and must meet the independence standards established by the NYSE and the Securities Exchange Act of 1934, as amended, to serve on an audit committee of a board of directors, along with other requirements in our partnership agreement. Any matters approved by the Conflicts Committee will be conclusively deemed to be approved by us and all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

CODE OF ETHICS AND CORPORATE GOVERNANCE GUIDELINES

Dominion Energy Midstream’s general partner has adopted a Code of Ethics that applies to its principal executive, financial and accounting officers, as well as its employees. This Code of Ethics is available on our website at http://www.dominionenergymidstream.com/assets/pdf/mlp-code-of-ethics-and-business-conduct.pdf. We have also adopted Corporate Governance Guidelines that outline the important policies and practices regarding our governance. The Corporate Governance Guidelines are available on our website at http://www.dominionenergymidstream.com/assets/pdf/mlp-corporate-governance-guidelines.pdf. You may also request a copy of the Code of Ethics, the Corporate Governance Guidelines or any other governance document at no charge, by writing to: Corporate Secretary, 120 Tredegar Street, Richmond, Virginia 23219. Any waivers or changes to the Code of Ethics will be posted on the Dominion Energy Midstream website.

EXECUTIVE SESSIONS AND COMMUNICATIONS WITH DIRECTORS

Our independent directors hold regularly scheduled executive sessions without management present. Under our Corporate Governance Guidelines, executive sessions are chaired by an independent lead director or, if no lead director has been appointed, then the Chair of the Audit Committee.

We have established a procedure by which unitholders or interested parties may communicate with the non-management directors by writing to them at the following address: Board of Directors, c/o Corporate Secretary, Dominion Energy Midstream Partners, LP, P.O. Box 26532, Richmond, VA, 23261.

Item 11. Executive Compensation

COMPENSATION COMMITTEE REPORT

In preparation for filing this Annual Report on Form 10-K, Dominion Energy’s CGN Committee reviewed and discussed the following CD&A with management. Based on this review and discussion, the CGN Committee recommended to the Board of Directors of our general partner that the CD&A be included in this Annual Report on Form 10-K for the year ended December 31, 2017. This report was prepared by the following independent directors who compose the CGN Committee:

William P. Barr, Chairman

Helen E. Dragas

John W. Harris

Mark J. Kington

Robert H. Spilman, Jr.

INTRODUCTION

We do not directly employ any of the executive officers, who are employed by Dominion Energy. All determinations with respect to their compensation and benefits are made by the CGN Committee or by Dominion Energy’s CEO as applicable under Dominion Energy’s compensation governance policies, without any input from us, our general partner or its Board of Directors (other than awards that may be granted under the long-term incentive plan adopted by our general partner, as noted below).

Our executive officers’ compensation and benefits are paid by Dominion Energy and a portion of that compensation is allocated to and reimbursed by us in accordance with the services agreement between us and Dominion Energy. Our executive officers participate in employee benefit plans and arrangements sponsored by Dominion Energy.

Our general partner has adopted the Dominion Energy Midstream LTIP, pursuant to which certain of our officers and other Dominion Energy employees who make significant contributions to Dominion Energy Midstream may receive awards. None of our officers or other Dominion Energy employees received any award under this plan in 2017.

In accordance with SEC rules, our CEO, CFO and three other most-highly compensated executive officers receiving at least $100,000 in compensation attributable to Dominion Energy Midstream for 2017 are our NEOs subject to disclosure in this Item 11. Ms. Leopold and Mr. Ruppert are our only other executive officers who received at least $100,000 in Dominion Energy Midstream compensation for 2017.

The Compensation Discussion and Analysis and Executive Compensation sections of Dominion Energy’s 2018 Proxy Statement will include additional discussion of Dominion Energy’s compensation policies and programs. Dominion Energy’s 2018 Proxy Statement will be available upon its filing on the SEC’s website at http://www.sec.gov and on Dominion Energy’s website at http://www.dominionenergy.com/investors.

Compensation Discussion and Analysis

Dominion Energy’s executive compensation program supports its business goals by rewarding performance that serves customers and creates shareholder value. The following CD&A describes the executive compensation program, focusing on our NEOs.

Our NEOs are:

•	Thomas F. Farrell, II, Chairman, President and CEO
•	Mark F. McGettrick, Executive Vice President and CFO
•	Diane Leopold, Executive Vice President and President & Chief Executive Officer – Gas Infrastructure Group
•	Paul E. Ruppert, Senior Vice President and President – Gas Transmission

Messrs. Farrell and McGettrick and Ms. Leopold are also NEOs of Dominion Energy for 2017. The amounts reported in this Item 11 are part of, not in addition to, the aggregate compensation amounts that are reported for these NEOs in Dominion Energy’s 2018 Proxy Statement.

Compensation Philosophy

Dominion Energy applies pay-for-performance principles to provide a competitive total compensation program tied to results that align with the interests of shareholders, officers and customers. The major objectives of the executive compensation program are to:

•	Attract, develop and retain an experienced and highly qualified management team;
•	Motivate and reward superior performance that supports Dominion Energy’s business and strategic plans and contributes to the long-term success of the company;
•	Align the interests of management with those of Dominion Energy’s shareholders and customers by placing a substantial portion of pay at risk through performance goals that, if achieved, are expected to increase TSR and enhance customer service;
•	Promote internal pay equity; and
•	Reinforce Dominion Energy’s four core values of safety, ethics, excellence and One Dominion Energy—Dominion Energy’s term for teamwork.

To determine if the program is meeting these objectives, the CGN Committee compares Dominion Energy’s actual performance to its short-term and long-term goals and to its peer companies’ performance.

INDIVIDUAL FACTORS IN SETTING COMPENSATION

In addition to considering Dominion Energy’s goals and performance, the CGN Committee also considers several individual factors for each NEO, including:

•	Job and leadership performance;
•	Scope, complexity and significance of job responsibilities;
•	Internal pay equity considerations, such as relative importance of a particular position or individual officer to Dominion Energy’s strategy and success;
•	Experience, background and tenure;
•	Retention and market competitive concerns; and
•	The executive’s role in any succession plan for other key positions.

These individual factors are important considerations in setting base pay and other compensation opportunities.

VARIABLE COMPENSATION OPPORTUNITIES IN 2017

Consistent with Dominion Energy’s objective to reward strong performance based on achievement of short-term and long-term goals, a significant portion of total cash and total direct compensation is variable pay. Approximately 89% of Mr. Farrell’s targeted 2017 total direct compensation is performance-based; tied to pre-approved performance metrics, including relative TSR and ROIC; or tied to the performance of Dominion Energy’s stock. For the other NEOs of Dominion Energy, performance-based and stock-based compensation ranges from 73% to 81% of targeted 2017 total direct compensation. This compares to an average of approximately 57% of targeted variable compensation for Dominion Energy officers at the vice president level and an average of approximately 12% of total variable pay for Dominion Energy’s non-officer employees.

The charts below illustrate the allocation of each element of targeted total direct compensation opportunities in 2017 for Mr. Farrell and the average of the other Dominion Energy NEOs as a group and the allocation of such compensation among base salary, targeted 2017 AIP award and targeted 2017 long-term incentive compensation.

Compensation Elements

Dominion Energy’s executive compensation program is constructed of four building blocks: base salary, AIP, LTIP and executive benefits. Each element serves a distinct purpose. These complementary components appropriately balance risk with reward and short-term goals with long-term strategies, while providing total compensation that is competitive with peer companies.

BASE SALARY

Competitive base pay is necessary to attract, motivate and retain talent. For NEOs, base salaries are generally targeted at or above the Compensation Peer Group median, subject to the individual and company-wide considerations discussed above under Compensation Philosophy.

Effective January 1, 2017, the CGN Committee approved a base salary increase of 20% for Ms. Leopold recognizing her promotion and increased responsibilities as President and CEO of one of Dominion Energy’s principal business units. Effective March 1, 2017 the CGN Committee approved 3% base salary increases for Messrs. Farrell and McGettrick and Ms. Leopold, recognizing their continued contributions to Dominion Energy’s success. In addition, Mr. Ruppert received a 10% base salary increase effective March 1, 2017.

ANNUAL INCENTIVE PLAN

The AIP is a cash-based program focused on short-term goals, and it is designed to:

•	Tie interests of shareholders, customers and employees closely together;
•	Focus Dominion Energy’s workforce on company, operating group, team and individual goals that ultimately influence operational and financial results;
•	Reward corporate and operating unit earnings performance;

•	Reward safety, diversity and other operating and stewardship goal successes;
•	Emphasize teamwork by focusing on common goals; and
•	Provide a competitive total compensation opportunity.

For Messrs. Farrell and McGettrick and Ms. Leopold, who are also NEOs of Dominion Energy, funding of the 2017 AIP was tied solely to achievement of predetermined earnings per share goals. However, the CGN Committee retained discretion to reduce the AIP payout for any NEO for any reason, including missed business unit financial targets or failure to satisfy operating and stewardship goals. For Mr. Ruppert, who is not an NEO of Dominion Energy, funding of the 2017 AIP was at the discretion of the CGN Committee, with payout subject to business unit financial goals and operating and stewardship goals.

The CGN Committee calculated 2017 AIP payouts for the NEOs as follows:

Target Award Percentage

Each NEO’s compensation opportunity under the AIP is a percentage of his/her base salary. AIP target award percentages are set to be consistent with Dominion Energy’s intent to keep a significant portion of NEO compensation at risk, taking into account the items described above under Compensation Philosophy. There were no changes to AIP target award percentages from 2016 to 2017 for Messrs. Farrell and McGettrick. Ms. Leopold’s AIP target award percentage increased from 70% to 90% to reflect her promotion and increased responsibilities as President and CEO of one of Dominion Energy’s principal business units. Mr. Ruppert’s AIP target award percentage increased from 50% to 65% due to increased responsibilities as President—Gas Transmission.

2017 AIP Target Award Percentage*
Thomas F. Farrell, II	125%
Mark F. McGettrick	100%
Diane Leopold	90%
Paul E. Ruppert	65%

*As	a percentage of base salary

Funding Level

For Dominion Energy’s NEOs, the funding level is determined solely by consolidated operating earnings, which are Dominion Energy’s reported earnings determined in accordance with GAAP, adjusted for certain items. Dominion Energy believes that focus on pre-established consolidated operating earnings per share targets encourages behavior and performance that will help achieve these objectives.

For Dominion Energy’s NEOs, the CGN Committee set the consolidated operating earnings goal to provide for 100% funding of the 2017 AIP between $3.30 and $3.50 per share, inclusive of funding for all plan participants. The target for maximum funding of 200% was set at $3.90 operating earnings per share. The CGN Committee also established a funding floor, providing no funding if operating earnings were less than $3.25 per share.

Dominion Energy’s consolidated reported earnings in accordance with GAAP for the year ended December 31, 2017 were $3.1 billion or $4.93 per share, and Dominion Energy’s consolidated operating earnings for the year ended December 31, 2017 were $2.3 billion or $3.60 per share, which met the target goal for 125% funding. Accordingly, the CGN Committee approved a funding percentage of 125% for all NEOs, including Mr. Ruppert.

Payout Goal Score

In determining whether and how to exercise its negative discretion for Dominion Energy NEOs, the CGN Committee typically considers each Dominion Energy NEO’s accomplishment of pre-determined business unit financial goals and operating and stewardship goals, weighted according to each NEO’s responsibilities. The CGN Committee approved 100% payout scores for Messrs. Farrell and McGettrick and exercised negative discretion to reduce the payout scores of Ms. Leopold to 99.84% due to missed operating and stewardship goals, as discussed below. Mr. Ruppert received a 97.28% payout score due to missed operating and stewardship goals, as discussed below.

Ms. Leopold carried discretionary business unit financial goals, with the CGN Committee having the ability to exercise negative discretion with respect to these goals if appropriate. Ms. Leopold and Mr. Ruppert are both part of the Gas Infrastructure Group which accomplished 100% of its business unit financial goal.

Although Dominion Energy’s company-wide OSHA recordable and lost time/restricted duty incidence rates for 2017 were all-time lows, the CGN Committee exercised negative discretion with respect to missed safety goals for Ms. Leopold. With respect to Messrs. Farrell and McGettrick, they met their corporate-wide safety goal by achieving an actual three-year OSHA recordable incidence rate of 0.58 that was less than the target rate of 0.89 and by achieving an actual lost time/restricted duty incidence rate of 0.29 that was less than the target rate of 0.43.

Ms. Leopold’s and Mr. Ruppert’s business unit achieved its goal of an OSHA recordable incidence rate of 1.11 or below and achieved its goal of a lost time/restricted duty incidence rate of 0.47 or less. The business unit missed its target preventable motor vehicle rate; therefore, Ms. Leopold earned 0.50 points out of a possible 0.66 points for this portion of the safety goal and Mr. Ruppert earned 0.75 points out of a possible 1.0 points for this portion of the safety goal.

Each NEO met his/her diversity goal, which related to diversity and inclusion training. Mr. Ruppert earned 17.53 points out of a possible 20 points for his additional operating and stewardship goals in the following areas: Cove Point operations, Cove Point construction, Dominion Energy Questar Pipeline, DETI, Atlantic Coast Pipeline and DECG.

The 2017 payout goal scores for Ms. Leopold and Mr. Ruppert are as follows:

Name	Consolidated Financials		Goal Weighting		Business Unit Financials		Goal Weighting		Operating/ Stewardship		Goal Weighting		Total Payout Goal Score
Diane Leopold	100%	X	45%	+	100%	X	45%	+	98.4%	X	10%	=	99.84%
Paul E. Ruppert	100%	X	20%	+	100%	X	45%	+	92.23%	X	35%	=	97.28%

AIP Payout

The 2017 AIP payouts are shown below:

	Base Salary		Target Award Percentage*		Funding Level		Payout Goal Score		Final AIP Payout
Thomas F. Farrell, II	$12,906	X	125%	X	125%	X	100%	=	$20,166
Mark F. McGettrick	22,084	X	100%	X	125%	X	100%	=	27,605
Diane Leopold	34,783	X	90%	X	125%	X	99.84%	=	39,068
Paul E. Ruppert	355,895	X	65%	X	125%	X	97.28%	=	281,299

*As	a percentage of base salary.

Note: The NEOs perform services for more than one subsidiary of Dominion Energy. Compensation included in this table reflects only the applicable portion related to their service for Dominion Energy Midstream.

DOMINION ENERGY’S LONG-TERM INCENTIVE PROGRAM

Dominion Energy’s long-term incentive program focuses on longer-term strategic goals and the retention of executives. Each year, NEOs receive a long-term incentive award consisting of two components: 50% of the award is a full value equity award in the form of restricted stock with time-based vesting and the other 50% is a performance-based cash award.

Dominion Energy believes restricted stock serves as a strong retention tool and also creates a focus on its stock price to further align the interests of officers with the interests of its shareholders and customers. Performance-based award encourages and rewards officers for making decisions and investments that create and maintain long-term shareholder value and benefit its customers.

The CGN Committee approves long-term incentive awards in January each year. In setting long-term award levels for each NEO, the CGN Committee applies the concepts and individual factors discussed above under Compensation Philosophy. The CGN Committee approved a 2% increase in the 2017 long-term incentive target awards for Messrs. Farrell and McGettrick and a $30,700 increase for Ms. Leopold, noting Ms. Leopold’s promotion, significantly increased responsibilities and expected growth of her business unit. The CGN Committee also considered each officer’s leadership experience and accomplishments, as well as Dominion Energy’s overall performance. Mr. Ruppert’s long-term incentive target increased by $46,905. The 2017 targets for the standard long-term incentive awards for each of the NEOs were approved as follows:

	2017 Target Performance Grants*	2017 Restricted Stock Grant	2017 Total Target Long-Term Incentive Award	2016 Total Target Long-Term Incentive Award
Thomas F. Farrell, II	$ 43,325	$ 43,325	$ 86,650	$ 84,951
Mark F. McGettrick	34,513	34,513	69,025	67,472
Diane Leopold	30,700	30,700	61,400	30,700
Paul E. Ruppert	164,168	164,168	328,335	281,430

*	The 2017 Target Performance Grants column only includes the value of the standard performance grants described below under “2017 Performance Grants.” In addition to the standard grants, each NEO also received a transition performance grant in 2017 in connection with the change in the length of the performance period for the standard grants from two years to three years. The transition grants are described below. The target amount of each transition grant was equal to the target amount of each standard grant.

Note: The NEOs perform services for more than one subsidiary of Dominion Energy. Compensation included in this table reflects only the applicable portion related to their service for Dominion Energy Midstream.

2017 Restricted Stock Grants

All NEOs received a restricted stock grant on February 3, 2017, based on the dollar value above. The number of shares awarded was determined by dividing the dollar value by the closing price of Dominion Energy’s common stock on February 3, 2017. The grants cliff vest in three-years on February 1, 2020. Dividends are paid to officers during the restricted period.

2017 Performance Grants

In January 2017, the CGN Committee approved cash performance grants for the NEOs, effective February 1, 2017. In order to better align performance awards with the CGN Committee’s objective of incentivizing employees to achieve long-term performance goals, the CGN Committee increased the performance period of the performance grants from two years to three years. To facilitate the transition to the three-year performance period, each NEO received two performance grants under the 2017 LTIP. The standard 2017 performance grant has the new three-year performance period, commencing on January 1, 2017 and ending on December 31, 2019 (Standard Grant). To bridge the potential gap year in 2019 during which participants would not have the opportunity to earn any performance grant payout due to the change to a three-year performance period and avoid a significant one-year pay decrease, the CGN Committee approved a one-time transition 2017 performance grant that uses a two-year performance period commencing on January 1, 2017 and ending on December 31, 2018 (Transition Grant).

The Standard Grant and Transition Grant (collectively, the 2017 Performance Grants) are denominated as a target dollar value, with potential payouts ranging from 0% to 200% of the target based on Dominion Energy’s TSR relative to the companies that are members of its Compensation Peer Group as of the grant date and ROIC, weighted equally (see Compensation Peer Group for listing of the peer companies). TSR is the difference between the value of a share of common stock at the beginning and end of the performance period, plus dividends paid as if reinvested in stock. The TSR metric was selected to focus officers on long-term shareholder value when developing and implementing strategic plans and reward management based on the achievement of TSR levels relative to the Compensation Peer Group.

In order to reward strong absolute performance, a portion of the 2017 Performance Grants may be earned based on Dominion Energy’s performance on absolute TSR and/or price-earnings ratio for the performance period. Regardless of the company’s relative TSR, (i) if the company’s absolute TSR on a compounded annual basis for the performance period is at least 10% but less than 15%, or if the company’s price-earnings ratio is at or above the 50th percentile but lower than the top third of the performance grant peer group, then an additional 25% will be added to the goal achievement percentage or (ii) if the company’s absolute TSR on a compounded annual basis for the performance period is at least 15% or if the company’s price-earnings ratio is at or above the top third of the performance grant peer group, then an additional 50% will be added to the goal achievement percentage, provided that the aggregate goal achievement may not exceed 250% for the TSR percentage and the overall percentage payment under the entire performance grant may not exceed 200%. For this purpose, price-earnings ratio is the closing price of a share of common stock on the last trading day of the performance period divided by the annual operating earnings per share reported for the 12-month period ending on the last day of the performance period.

ROIC reflects the company’s total return divided by average invested capital for the performance period. The ROIC goal at target is consistent with the strategic plan and annual business plan as approved by Dominion Energy’s Board. For this purpose, total return is the company’s consolidated operating earnings plus its after-tax interest and related charges and average invested capital means the average balances for long-term and short-term debt plus preferred equity plus common shareholders’ equity. The ROIC metric was selected to reward officers for the achievement of expected levels of return on the company’s investments. Dominion Energy believes an ROIC measure encourages management to choose the right investments, and with those investments, to achieve the highest returns possible through prudent decisions, management and cost control.

Because officers are expected to retain ownership of shares upon vesting of restricted stock awards, as explained in Share Ownership Guidelines, the cash performance grant balances the long-term program and allows a portion of the long-term incentive award to be accessible to NEOs during the course of their employment.

Officers who have not achieved 50% of their targeted share ownership guideline receive goal-based stock performance grants instead of a cash performance grant. Dividend equivalents are not paid on any performance-based grants. As Messrs. Farrell, McGettrick and Ruppert and Ms. Leopold have achieved more than 50% of their full targeted share ownership guidelines, they each received the performance-based component of their 2017 long-term incentive award in the form of a cash performance grant.

2017 Performance Grant Peer Group

TSR performance for the 2017 Performance Grants is measured against the TSR of the companies in the Compensation Peer Group at the beginning of the performance period. The members of the Compensation Peer Group are subject to change in connection with certain events that may occur during the performance period (such as a merger or divestiture involving any member of the group). In switching from the Philadelphia Stock Exchange Utility Index to the Compensation Peer Group, the CGN Committee took into consideration the recent inclusion of a non-energy utility company in the Philadelphia Stock Exchange Utility Index and the desire to limit our comparators to utility companies in the energy sector.

2016 Performance Grants

In January 2018, payouts were made to officers who received cash performance grants in February 2016 (2016 Performance Grants), including the NEOs. The 2016 Performance Grants were based on two goals: TSR for the two-year period ended December 31, 2017, relative to the companies in the Philadelphia Stock Exchange Utility Index as of the end of the performance period (weighted 50%) and ROIC for the same two-year period (weighted 50%).

2016 Performance Grant Peer Group

TSR performance for the 2016 Performance Grant is measured against the TSR of the companies listed as members of the Philadelphia Stock Exchange Utility Index at the end of the performance period (the Performance Grant Peer Group). The companies (other than Dominion Energy) in the Philadelphia Stock Exchange Utility Index as of January 1, 2018 were as follows:

•  The AES Corporation

•  Ameren Corporation

•  American Electric Power Company, Inc.

•  American Water Works Company, Inc.

•  CenterPoint Energy, Inc.

•  Consolidated Edison, Inc.

•  DTE Energy Company

•  Duke Energy Corporation

•  Edison International

•  El Paso Electric Company

•  Entergy Corporation

•  Eversource Energy

•  Exelon Corporation

•  FirstEnergy Corp.

•  NextEra Energy, Inc.

•  PG&E Corporation

•  Public Service Enterprise Group Incorporated

•  The Southern Company

•  Xcel Energy Inc.

2016 Performance Grant Payouts

•	Relative TSR (50% weighting). The relative TSR targets and corresponding payout scores for the 2016 Performance Grant were as follows:

Relative TSR Performance Percentile Ranking	Goal Achievement %*
85th or above	200%
50th	100%
25th	50%
Below 25th	0%

*	TSR weighting is interpolated between the top and bottom of the percentages within a quartile. If the company’s relative TSR is below the 25th percentile, but its absolute TSR is at least 9% on a compounded annual basis for the performance period, a goal achievement of 25% of the TSR percentage will apply. In addition to the foregoing amounts and regardless of the company’s relative TSR, if the company’s absolute TSR on a compounded annual basis for the performance period is either (i) at least 10% but less than 15%, then an additional 25% will be added to the goal achievement percentage or (ii) at least 15%, then an additional 50% will be added to the goal achievement percentage, provided that the aggregate goal achievement may not exceed 250% for the TSR percentage and the aggregate goal achievement may not exceed 200%.

Actual relative TSR performance for the 2016-2017 period was in the 31st percentile, which produced a goal achievement percentage of 63.0%. Dominion Energy’s TSR for the two-year period ended December 31, 2017 was 29.4%, which is equivalent to 14.7% on a compounded annual basis. This resulted in an additional TSR goal achievement percentage of 25.0% and a total TSR goal achievement percentage of 88%.

•	ROIC (50% weighting). Dominion Energy designed the ROIC goals for the 2016 Performance Grant to provide 100% payout if the company achieved an ROIC between 6.40% and 6.64% over the two-year performance period. The ROIC performance targets and corresponding payout scores for the 2016 Performance Grant were as follows:

ROIC Performance	Goal Achievement %*
7.24% and above	200%
6.99%	125%
6.40% – 6.64%	100%
6.34%	50%
Below 6.34%	0%

*	ROIC percentage payout is interpolated between the top and bottom of the percentages for any range.

Actual ROIC performance for the 2016-2017 period was 6.56%, which produced a goal achievement percentage of 100%. Based on the achievement of the TSR and ROIC performance goals, the CGN Committee approved a 94.0% payout for the 2016 Performance Grants, determined as follows:

Measure	Goal Weight %		Goal Achievement %		Payout %
TSR	50%	X	88%	=	44%
ROIC	50%	X	100%	=	50%
	Combined Overall Performance Score				94%

Although the CGN Committee has discretionary authority to reduce this overall score for any reason, this discretion was not exercised. The resulting payout amounts for the NEOs for the 2016 Performance Grants are shown below.

	2016 Performance Target Grant Award		Overall Performance Score		Calculated Performance Grant Payout
Thomas F. Farrell, II	$42,475	X	94%	=	$39,927
Mark F. McGettrick	33,736	X	94%	=	31,712
Diane Leopold	15,350	X	94%	=	14,429
Paul E. Ruppert	140,715	X	94%	=	132,272

Note: The NEOs perform services for more than one subsidiary of Dominion Energy. Compensation included in this table reflects only the applicable portion related to their service for Dominion Energy Midstream.

EMPLOYEE AND EXECUTIVE BENEFITS

Benefit plans and limited perquisites comprise the fourth element of Dominion Energy’s compensation program. These benefits serve as a retention tool and reward long-term employment.

Retirement Plans

All eligible Dominion Energy non-union employees participate in a tax-qualified defined benefit pension plan (Pension Plan) and a 401(k) plan that includes a company match. Each year, officers whose matching contributions under Dominion Energy’s 401(k) plan are limited by the IRC receive a taxable cash payment to make them whole for the company match that is lost as a result of these limits. The company matching contributions to the 401(k) plan and the cash payments of company matching contributions above IRC limits for the NEOs are included in the All Other Compensation column of the Summary Compensation Table and detailed in the footnote for that column.

Dominion Energy also maintains two nonqualified retirement plans for Dominion Energy’s executives, the BRP and the ESRP. These plans help Dominion Energy compete for and retain executive talent. Due to IRC limits on Pension Plan benefits and because a more substantial portion of total compensation for

Dominion Energy’s officers is paid as incentive compensation than for other employees, the Pension Plan and 401(k) plan alone would produce a lower percentage of replacement income in retirement for officers than these plans will provide for other employees. The BRP restores benefits that cannot be paid under the Pension Plan due to IRC limits. The ESRP provides a benefit that covers a portion (25%) of final base salary and target annual incentive compensation to partially make up for this gap in retirement income. Effective July 1, 2013, the ESRP was closed to any new participants.

The Pension Plan, 401(k) plan, BRP and ESRP do not include long-term incentive compensation in benefit calculations and, therefore, a significant portion of the potential compensation for officers is excluded from calculation in any retirement plan benefit. As consideration for the benefits earned under the BRP and ESRP, all officers agree to comply with confidentiality and one-year non-competition requirements set forth in the plan documents following their retirement or other termination of employment. The present value of the accumulated benefits under these retirement plans is disclosed in the Pension Benefits table and the terms of the plans are more fully explained in the narrative following that table.

In individual situations and primarily for mid-career changes or retention purposes, the CGN Committee has granted certain officers additional years of credited age and service for purposes of calculating benefits under the BRP. Age and service credits granted to the NEOs are described in Dominion Energy Retirement Benefit Restoration Plan under Pension Benefits. Additional age and service may also be earned under the terms of an officer’s Employment Continuity Agreement in the event of a change in control, as described in Change in Control under Potential Payments Upon Termination or Change in Control. No additional years of age or service credit were granted to the NEOs during 2017.

Other Benefit Programs

Dominion Energy’s officers participate in the benefit programs available to other Dominion Energy employees. The core benefit programs generally include medical, dental and vision benefit plans, a health savings account, health and dependent care flexible spending accounts, group-term life insurance, travel accident coverage, long-term disability coverage and a paid time off program.

Dominion Energy also maintains an executive life insurance program for officers to replace a former company-wide retiree life insurance program that was discontinued in 2003. The plan is fully insured by individual policies that provide death benefits at a fixed amount depending on an officer’s salary tier. This life insurance coverage is in addition to the group-term insurance that is provided to all Dominion Energy employees. The officer is the owner of the policy and the company makes premium payments until the later of 10 years from enrollment date or the date the officer attains age 64. Officers are taxed on the premiums paid by the company. The premiums for these policies are included in the All Other Compensation column of the Summary Compensation Table.

Perquisites

Dominion Energy provides a limited number of perquisites for its officers to enable them to perform their duties and responsibilities as efficiently as possible and to minimize distractions. The CGN Committee annually reviews the perquisites to ensure they are an effective and efficient use of corporate resources. Dominion Energy believes the benefits it receives from offering these perquisites outweigh the costs of providing them. Dominion Energy offers the following perquisites to all officers:

•	An allowance of up to $9,500 a year to be used for health club memberships and wellness programs, comprehensive executive physical exams and financial and estate planning. Dominion Energy wants officers to be proactive with preventive healthcare and also wants executives to use professional, independent financial and estate planning consultants to ensure proper tax reporting of company-provided compensation and to help officers optimize their use of Dominion Energy’s retirement and other employee benefit programs.
•	A vehicle leased by Dominion Energy, up to an established lease-payment limit (if the lease payment exceeds the allowance, the officer pays for the excess amount on the vehicle). The costs of insurance, fuel and maintenance for company-leased vehicles are paid by the company.
•	In limited circumstances, use of corporate aircraft for personal travel by executive officers. For security and other reasons, Dominion Energy’s Board of Directors has directed Mr. Farrell to use the corporate aircraft for air travel, including personal travel. Mr. Farrell’s family and guests may accompany him on any personal trips. The use of corporate aircraft for personal travel by other executive officers is limited and usually related to (i) travel with the CEO or (ii) personal travel to accommodate business demands on an executive’s schedule. With the exception of Mr. Farrell, personal use of corporate aircraft is not available when there is a company need for the aircraft. Use of corporate aircraft saves substantial time and allows Dominion Energy to have better access to its executives for business purposes. During 2017, 96% of the use of Dominion Energy’s aircraft was for business purposes.

Other than costs associated with comprehensive executive physical exams (which are exempt from taxation under the IRC), these perquisites are fully taxable to officers. There is no tax gross-up for imputed income on any perquisites.

Employment Continuity Agreements

Dominion Energy has entered into Employment Continuity Agreements with all officers to ensure continuity in the event of a change in control of the company. These agreements are consistent with competitive practice for Dominion Energy’s peer companies, and they protect the company in the event of an anticipated or actual change in control. In a time of transition, it is critical to protect shareholder value by retaining and continuing to motivate the company’s core management team. In a change in control situation, workloads typically increase dramatically, outside competitors are more likely to attempt to recruit top performers away from the company, and officers and other key employees may consider other opportunities when faced with uncertainties at their own company. The Employment

Continuity Agreements provide security and protection to officers in such circumstances for the long-term benefit of the company and its shareholders.

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

Other Agreements

Dominion Energy does not have comprehensive employment agreements or severance agreements with its NEOs. Although the CGN Committee believes the compensation and benefit programs described in this CD&A are appropriate, Dominion Energy, as one of the nation’s largest producers and transporters of energy, is part of a constantly changing and increasingly competitive environment. In recognition of their valuable knowledge and experience and to secure and retain their services, Dominion Energy has entered into letter agreements with certain of our NEOs to provide certain benefit enhancements or other protections, as described in Dominion Energy Retirement Benefit Restoration Plan, Dominion Energy Executive Supplemental Retirement Plan and Potential Payments Upon Termination or Change in Control. No new letter agreements were entered into for NEOs in 2017.

Dominion Energy’s Process

The CGN Committee is responsible for reviewing and approving NEO compensation and Dominion Energy’s overall executive compensation program. Each year, the CGN Committee reviews a comprehensive analysis of the executive compensation program, including the elements of each NEO’s compensation, with input from senior management and the CGN Committee’s independent compensation consultant. As part of its assessment, the CGN Committee reviews the performance of the CEO and other executive officers, annually reviews succession planning for the company’s senior officers, reviews executive officer share ownership guidelines and compliance, and establishes compensation programs designed to achieve Dominion Energy’s objectives.

The CGN Committee evaluates each NEO’s base salary, total cash compensation (base salary plus target AIP award) and total direct compensation (base salary plus target AIP award and target long-term incentive award) against data from Dominion Energy’s Compensation Peer Group. To ensure the compensation levels are appropriately competitive and consistent with the company’s overall strategy, the CGN Committee considers the peer data together with the considerations described under Individual Factors in Setting Compensation. Neither the peer comparison nor the individual factors are assigned any specific weighting. As part of its analysis, the CGN Committee also considers Dominion Energy’s size, including market capitalization and price-earnings ratio, and complexity compared to the companies in Dominion Energy’s Compensation Peer Group, as well as the tenure of the NEO as compared to executives in a similar position in a Compensation Peer Group company.

THE ROLE OF THE INDEPENDENT COMPENSATION CONSULTANT

The CGN Committee has retained FW Cook as its independent compensation consultant to advise the CGN Committee on executive and director compensation matters. The CGN Committee’s consultant:

•	Attends meetings as requested by the CGN Committee, either in person or by teleconference;
•	Communicates directly with the chairman of the CGN Committee outside of the CGN Committee meetings as needed;
•	Participates in CGN Committee executive sessions as requested without the CEO present to discuss CEO compensation and any other relevant matters, including the appropriate relationship between pay and performance and emerging trends;
•	Reviews and comments on proposals and materials prepared by management and answers technical questions, as requested; and
•	Generally reviews and offers advice as requested by or on behalf of the CGN Committee regarding other aspects of Dominion Energy’s executive compensation program, including best practices and other matters.

In 2017, the CGN Committee reviewed and assessed the independence of FW Cook and concluded that FW Cook’s work did not raise any conflicts of interest. FW Cook did not provide any additional services to Dominion Energy during 2017.

MANAGEMENT’S ROLE IN DOMINION ENERGY’S PROCESS

Although the CGN Committee has the responsibility to approve and monitor all compensation for our NEOs, management plays an important role in determining executive compensation. Under the direction of management, internal compensation specialists provide the CGN Committee with data, analysis and counsel regarding the executive compensation program, including an ongoing assessment of the effectiveness of the program, peer practices, and executive compensation trends and best practices. Management, along with Dominion Energy’s internal compensation and financial specialists, assist in the design of Dominion Energy’s incentive compensation plans, including performance target recommendations consistent with the strategic goals of the company, and recommendations for establishing the peer group. Management also works with the chairman of the CGN Committee to establish the agenda and prepare meeting information for each CGN Committee meeting.

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

THE COMPENSATION PEER GROUP

The CGN Committee uses the Compensation Peer Group to assess the competitiveness of the compensation of the NEOs. This same group is used to evaluate the relative performance of the company for purposes of the 2017 Performance Grants.

In the fall of each year, the CGN Committee reviews and approves the Compensation Peer Group. In 2017, it updated its selection/screening methodology to reflect current best practices for compensation benchmarking. The primary change to the selection methodology is that the new method does not exclude peer companies based on geographic concentrations within the U.S. This change is in keeping with prevailing industry practice, as well as Dominion Energy’s expanded geographic footprint. In selecting the Compensation Peer Group, Dominion Energy identifies companies in its industry that compete for customers, executive talent and investment capital. The group is screened based on size and companies that are much smaller or larger than Dominion Energy in revenues, assets or market capitalization are usually eliminated. For 2017, Consolidated Edison, Edison International, and PG&E were added to the Compensation Peer Group because geographic concentrations within the U.S. were no longer a consideration in the selection process. In addition, NiSource was replaced with Eversource Energy, due to NiSource’s 2015 spinoff of Columbia Pipeline Group.

Dominion Energy’s 2017 Compensation Peer Group was comprised of the following companies:

•  Ameren Corporation

•  American Electric Power Company, Inc.

•  CenterPoint Energy, Inc.

•  Consolidated Edison, Inc.

•  DTE Energy Company

•  Duke Energy Corporation

•  Edison International

•  Entergy Corporation

•  Eversource Energy

• Exelon Corporation • FirstEnergy Corp. • NextEra Energy, Inc. • PG&E Corporation • PPL Corporation • Public Service Enterprise Group Incorporated • The Southern Company • Xcel Energy Inc.

The CGN Committee and management use the Compensation Peer Group to: (i) compare Dominion Energy’s stock and financial performance against these peers using a number of different metrics and time periods to evaluate how Dominion Energy is performing as compared to peers; (ii) analyze compensation practices within Dominion Energy’s industry; (iii) evaluate peer company practices and determine peer median and 75th percentile ranges for base pay, annual incentive pay, long-term incentive pay and total direct compensation, both generally and for specific positions; and (iv) compare Dominion Energy’s benefits and perquisites. In setting the levels for base pay, annual incentive pay, long-term incentive pay and total direct compensation, the CGN Committee also takes into consideration Dominion Energy’s size compared with the median of the Compensation Peer Group and the complexity of its business.

SURVEY AND OTHER DATA

Survey compensation data and information on local companies with whom Dominion Energy competes for talent and other companies with market capitalization comparable to Dominion Energy are used only to provide a general understanding of compensation practices and trends, not as benchmarks for compensation decisions. The CGN Committee takes into account individual and company-specific factors, including internal pay equity, along with data from the Compensation Peer Group, in establishing compensation opportunities. The CGN Committee believes this reflects Dominion Energy’s specific needs in its distinct competitive market and with respect to its size and complexity versus its peers.

CEO COMPENSATION RELATIVE TO OTHER NEOS

Mr. Farrell generally participates in the same compensation programs and receives compensation based on the same philosophy and factors as the other NEOs. Application of the same philosophy and factors to Mr. Farrell’s position results in overall CEO compensation that is significantly higher than the compensation of the other NEOs. Mr. Farrell’s compensation is commensurate with his greater responsibilities and decision-making authority, broader scope of duties encompassing the entirety of the company (as compared to the other NEOs who are responsible for significant but distinct areas within the company) and his overall responsibility for corporate strategy. His compensation also reflects his role as Dominion Energy’s principal corporate representative to investors, customers, regulators, analysts, legislators, industry and the media.

Dominion Energy considers CEO compensation trends as compared to the next highest-paid officer, as well as to its executive officers as a group, over a multi-year period to monitor the ratio of Mr. Farrell’s pay relative to the pay of other executive officers. The CGN Committee did not make any adjustments to the compensation of any NEOs based on this review for 2017.

Compensation Practices and Policies

Dominion Energy’s strong compensation practices and policies are rooted in its core value of ethics. Dominion Energy supports a culture of good governance with solid compensation practices that pay for performance and promote strategic risk management.

Dominion Energy Does:	Dominion Energy Does Not:

✓Balanceshort- and long-term incentives

✓Placea substantial portion of NEO pay at risk and tied to enhanced shareholder value

✓Usedifferent performance measures for annual and long-term incentive programs

✓Reviewthe executive compensation program to ensure it does not promote excessive risk taking

✓Maintainrigorous share ownership guidelines

✓Incorporateclawback provisions in incentive compensation

✓Includea non-compete clause in executive retirement plans

✓Proactivelyengage with top shareholders on compensation and governance issues

✓Conductannual Say on Pay votes

✓Requiretwo triggers for the payment of most change-in-control benefits

X  Allow payout of AIP awards or performance grants greater than 200% of target

X  Offer long-term or indefinite employment agreements to executives

X  Include long-term incentive awards in retirement or severance calculations (other than prorated payout of outstanding awards)

X  Permit officers or directors to hedge or pledge shares as collateral

X  Offer excessive executive perquisites or provide tax gross-ups on executive perquisites

X  Dilute shareholder value by issuing excessive equity compensation

X  Offer excessive change-in-control severance benefits

X  Provide excise tax-gross-ups in change-in-control agreements for new officers (elected after February 1, 2013)

X  Offer the ESRP to new officers (elected after July 1, 2013)

ANNUAL COMPENSATION RISK REVIEW

Dominion Energy’s management, including Dominion Energy’s Chief Risk Officer and other executives, annually reviews the overall structure of the company’s executive compensation program and policies to ensure that they are consistent with effective management of enterprise key risks and that they do not encourage executives to take unnecessary or excessive risks that could threaten the value of the enterprise. With respect to the programs and policies that apply to NEOs, this review includes an analysis of:

•	How different elements of the compensation program may increase or mitigate risk-taking;
•	Performance metrics used for short-term and long-term incentive programs and the relation of such incentives to the objectives of Dominion Energy;
•	Whether the performance measurement periods for short-term and long-term incentive compensation are appropriate; and
•	The overall structure of compensation programs as related to business risks.

Among the factors considered in management’s assessment are: (i) the balance of Dominion Energy’s overall program design, including the mix of cash and equity compensation; (ii) the mix of fixed and variable compensation; (iii) the balance of short-term and long-term objectives of incentive compensation; (iv) the performance metrics, performance targets, threshold performance requirements and capped payouts related to incentive compensation; (v) clawback provisions on incentive compensation; (vi) share ownership guidelines, including share ownership levels, retention practices and prohibitions on hedging, pledging and other derivative transactions related to Dominion Energy stock; (vii) the CGN Committee’s ability to exercise negative discretion to reduce the amount of the annual and long-term incentive awards; and (viii) internal controls and oversight structures in place at Dominion Energy.

Based on management’s review, the CGN Committee believes Dominion Energy’s well-balanced mix of salary and short-term and long-term incentives, as well as the performance metrics that are included in the incentive programs, are appropriate and consistent with the company’s risk management practices and overall strategies.

SHARE OWNERSHIP GUIDELINES

Dominion Energy requires officers to own and retain significant amounts of Dominion Energy stock to align their interests with those of shareholders by promoting a long-term focus through long-term share ownership. The guidelines ensure that management maintains a personal stake in the company through significant equity investment in the company. Targeted ownership levels are the lesser of the following value or number of shares:

Position	Value /# of Shares
Chairman, President & CEO	8 x salary/145,000
Executive Vice President – Dominion Energy	5 x salary/35,000
Senior Vice President – Dominion Energy & Subsidiaries/President – Dominion Energy Subsidiaries	4 x salary/20,000
Vice President – Dominion Energy & Subsidiaries	3 x salary/10,000

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

Until an officer meets his or her ownership target, an officer must retain all after-tax shares from the vesting of restricted stock and goal-based stock awards. Dominion Energy refers to shares held by an officer that are more than 15% above his or her ownership target as qualifying excess shares. An officer may sell, gift or transfer qualifying excess shares at any time, subject to insider trading rules and other policy provisions as long as the sale, gift or transfer does not cause an executive to fall below his or her ownership target.

At least annually, the CGN Committee reviews the share ownership guidelines and monitors compliance by executive officers, both individually and by the officer group as a whole.

ANTI-HEDGING POLICY

Dominion Energy prohibits employees and directors from engaging in certain types of transactions that are designed to protect, or may result in protection, against potential decreases in the value of Dominion Energy stock that they own, including owning derivative securities, hedging transactions, using margin accounts and pledging shares as collateral.

RECOVERY OF INCENTIVE COMPENSATION

Dominion Energy’s Corporate Governance Guidelines authorize the Board to seek recovery of cash and equity performance-based compensation paid to officers who are found to be personally responsible for fraud or intentional misconduct that causes a restatement of financial results filed with the SEC. The AIP and long-term incentive performance grant documents include a broader clawback provision that authorizes the CGN Committee, in its discretion and based on facts and circumstances, to recoup AIP and performance grant payouts from any employee whose fraudulent or intentional misconduct (i) directly causes or partially causes the need for a restatement of a financial statement or (ii) relates to or materially affects Dominion Energy’s operations or the employee’s duties at Dominion Energy. Dominion Energy reserves the right to recover a payout by seeking repayment from the employee, by reducing the amount that would otherwise be payable to the employee under another company benefit plan or compensation program to the extent permitted by applicable law, by withholding future incentive compensation, or any combination of these actions. The clawback provision is in addition to, and not in lieu of, other actions the company may take to remedy or discipline misconduct, including termination of employment or a legal action for breach of fiduciary duty, and any actions imposed by law enforcement agencies.

Dominion Energy includes provisions in its long-term incentive program performance grants and restricted stock grants that subject those awards to any additional or revised clawback guidelines that Dominion Energy may adopt in the future in response to the Dodd-Frank rules.

TAX DEDUCTIBILITY OF COMPENSATION

For 2017, Section 162(m) of the IRC generally disallowed a deduction by publicly held corporations for compensation in excess of $1 million paid to the CEO and the next three most highly compensated officers other than the CFO. If certain requirements were met, performance-based compensation qualified for an exemption from IRC Section 162(m) deduction limit. For 2017, Dominion Energy generally sought to provide competitive executive compensation while maximizing Dominion Energy’s tax deduction. While the CGN Committee considered IRC Section 162(m) tax implications when designing annual and long-term incentive compensation programs and approving payouts under such programs for 2017, it reserved the right to approve, and in some cases did approve, non-deductible compensation when it felt that corporate objectives justified the cost of being unable to deduct such compensation.

The 2017 Tax Reform Act eliminated the performance-based compensation exception under IRC Section 162(m), other than with respect to certain “grandfathered” performance-based awards granted prior to November 2, 2017. In addition, the 2017 Tax Reform Act expanded the definition of covered employee to include the CEO, CFO and the next three most highly compensated officers and provides that, for specified employees, status as a covered employee continues for all subsequent tax years, including years after the death of the individual. The CGN Committee will be assessing the impact of the 2017 Tax Reform Act and the amendments to Section 162(m) included in that legislation, to determine what adjustments to our executive compensation practices, if any, it considers appropriate. In addition, Dominion Energy will be assessing the impact of transitional guidance on the ability to realize existing deferred tax assets related to compensation arrangements of its covered employees. As a result, Dominion Energy has not made any adjustments related to impacts of the new executive compensation limitations in its consolidated financial statements.

ACCOUNTING FOR STOCK-BASED COMPENSATION

Dominion Energy measures and recognizes compensation expense in accordance with the FASB guidance for stock-based payments, which requires that compensation expense relating to stock-based payment transactions be recognized in the financial statements based on the fair value of the equity or liability instruments issued. The CGN Committee considers the accounting treatment of equity and performance-based compensation when approving awards.

SAY ON PAY AND SHAREHOLDER FEEDBACK

Dominion Energy’s shareholders voted on an advisory basis on its executive compensation program (also known as Say on Pay) and approved it with a 93.5% vote at Dominion Energy’s 2017 Annual Meeting of Shareholders, which followed an approval by a 96% vote in 2016. The CGN Committee considered the very strong shareholder endorsement of Dominion Energy’s executive compensation program in continuing the pay-for-performance program that is currently in place without any specific changes based on the vote. Unless the Dominion Energy board of Directors modifies its policy on the frequency of future Say on Pay advisory votes, shareholders will have an opportunity annually to cast an advisory vote to approve the executive compensation program. Dominion Energy will ask shareholders, on an advisory basis, to vote on the frequency of the Say on Pay vote at least once every six years, with the next advisory vote on frequency to be held no later than the 2023 Annual Meeting of Shareholders.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE – AN OVERVIEW

The Summary Compensation Table provides information in accordance with SEC requirements regarding compensation earned by the NEOs, stock awards made to the NEOs, as well as amounts accrued or accumulated during years reported with respect to retirement plans and other items.

The amounts reported in the Summary Compensation Table and other tables below represent the prorated compensation amounts attributable to each NEO’s services performed for Dominion Energy Midstream. The approximate percentage of each NEO’s overall Dominion Energy services performed for Dominion Energy Midstream during 2017 was as follows: 0.83% for Mr. Farrell; 2.51% for Mr. McGettrick; 6.14% for Ms. Leopold and 93.81% for Mr. Ruppert.

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

Non-Equity Incentive Plan Compensation. This column includes amounts earned under two performance-based programs: the AIP and cash-based performance grant awards under Dominion Energy’s long-term incentive program. These performance programs are based on performance criteria established by the CGN Committee at the beginning of the performance period, with actual performance scored against the pre-set criteria by the CGN Committee at the end of the performance period.

Change in Pension Value and Nonqualified Deferred Compensation Earnings. This column shows any year-over-year increases in the annual accrual of pension and supplemental retirement benefits for NEOs. These are accruals for future benefits under the terms of the retirement plans and are not actual payments made during the year to NEOs. The amounts disclosed reflect the annual change in the actuarial present value of benefits under defined benefit plans sponsored by Dominion Energy, which include Dominion Energy’s tax-qualified pension plan and the nonqualified plans described in the narrative following the Pension Benefits table. The annual change equals the difference in the accumulated amount for the current fiscal year and the accumulated amount for the prior fiscal year, generally using the same actuarial assumptions used for Dominion Energy’s audited financial statements for the applicable fiscal year. Accrued benefit calculations are based on assumptions that the NEOs would retire at the earliest age at which they are projected to become eligible for full, unreduced pension benefits (including the effect of future service for eligibility purposes), instead of their unreduced retirement age based on current years of service. The application of these assumptions results in a greater increase in the accumulated amount of pension benefits for certain NEOs than would result without the application of these assumptions. This method of calculation does not increase actual benefits payable at retirement but only how much of that benefit is allocated to the increase during the years presented in the Summary Compensation Table. Please refer to the footnotes to the Pension Benefits table and the narrative following that table for additional information related to actuarial assumptions used to calculate pension benefits.

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

SUMMARY COMPENSATION TABLE

The following table presents information concerning compensation paid or earned by our NEOs for the years ended December 31, 2017, 2016 and 2015 as well as the grant date fair value of stock awards and changes in pension value.

Name and Principal Position	Year	Salary(1)	Stock Awards(2)	Non-Equity Incentive Plan Compensation(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(4)	All Other Compensation(5)	Total
Thomas F. Farrell, II Chairman, President and CEO	2017	$12,844	$43,325	$60,093	$10,667	$1,686	$128,615
	2016	10,940	37,264	38,465	8,681	1,393	96,743
	2015	16,211	49,489	39,714	—	2,010	107,424
Mark F. McGettrick Executive Vice President and CFO	2017	21,976	34,514	59,316	27,083	2,825	145,714
	2016	13,711	21,679	28,161	14,903	1,716	80,170
	2015	15,670	22,424	20,291	407	1,903	60,695
Diane Leopold Executive Vice President and CEO-Gas Infrastructure	2017	34,614	30,702	53,497	93,191	2,925	214,929

Paul E. Ruppert Senior Vice President and President-Gas Transmission	2017	350,502	164,186	413,572	420,094	43,411	1,391,765
	2016	336,537	150,070	286,895	883,109	44,059	1,700,670

Note: The NEOs perform services for more than one subsidiary of Dominion Energy. Compensation included in this table reflects only the applicable portion related to their service for Dominion Energy Midstream for the years presented.

(1)	Effective March 1, 2017, Messrs. Farrell and McGettrick and Ms. Leopold each received a 3% base salary increase, and Mr. Ruppert received a 10% increase.
(2)	The amounts in this column reflect the grant date fair value of stock awards for the respective year of grant in accordance with FASB guidance for share-based payments. Dominion Energy did not grant any stock options in 2017. See also Note 19 to the Consolidated Financial Statements in Dominion Energy’s 2017 Annual Report on Form 10-K for more information on the valuation of stock-based awards, the Grants of Plan-Based Awards table for stock awards granted in 2017, and the Outstanding Equity Awards at Fiscal Year-End table for a listing of all outstanding equity awards as of December 31, 2017.
(3)	The 2017 amounts in this column include the payout under Dominion Energy’s 2017 AIP and 2016 Performance Grants. All of the NEOs received 125% funding of their 2017 AIP target awards. Messrs. Farrell and McGettrick each received 100% payout scores for accomplishment of their goals. The CGN Committee exercised its discretion to reduce Ms. Leopold’s payout score to 99.84% due to a missed safety goal. Mr. Ruppert received 97.28% payout score for his goals due to a missed safety goal and other missed operational and safety goals. The 2017 AIP payout amounts were as follows: Mr. Farrell: $20,166; Mr. McGettrick: $27,605; Ms. Leopold: $39,068 and Mr. Ruppert: $281,299. See CD&A for additional information on the 2017 AIP and the Grants of Plan-Based Awards table for the range of each NEO’s potential award under the 2017 AIP. The 2016 Performance Grant was issued on February 3, 2016 and the payout amount was determined based on achievement of performance goals for the performance period ended December 31, 2017. Payouts can range from 0% to 200%. The actual payout was 94.0% of the target amount. The 2016 Performance Grant payout amounts were as follows: Mr. Farrell: $39,927; Mr. McGettrick: $31,712; Ms. Leopold: $14,429 and Mr. Ruppert: $132,272. See 2016 Performance Grant Payout section of CD&A for additional information on the 2016 Performance Grants. The 2016 amounts reflect both the 2016 AIP and the 2015 Performance Grant payouts, and the 2015 amounts reflect both the 2015 AIP and 2014 Performance Grant payouts.
(4)	All amounts in this column are for the aggregate change in the actuarial present value of the NEO’s accumulated benefit under Dominion Energy’s qualified Pension Plan and nonqualified executive retirement plans. There are no above-market earnings on nonqualified deferred compensation plans. These accruals are not directly in relation to final payout potential, and can vary significantly year over year based on (i) promotions and corresponding changes in salary; (ii) other one-time adjustments to salary or incentive target for market or other reasons; (iii) actual age versus predicted age at retirement; (iv) discount rate used to determine present value of benefit; and (v) other relevant factors. Reductions in the actuarial present value of an NEO’s accumulated pension benefits are reported as $0.

A change in the discount rate can be a significant factor in the change reported in this column. A decrease in the discount rate results in an increase in the present value of the accumulated benefit without any increase in the benefits payable to the NEO at retirement and an increase in the discount rate has the opposite effect. The discount rate used in determining the present value of the accumulated benefit decreased from 4.46% used as of December 31, 2016 to a discount rate of 3.80% used as of December 31, 2017. The increase in present value attributed solely to the change in discount rate was as follows: Mr. Farrell: $10,800; Mr. McGettrick: $21,621; Ms. Leopold: $20,677 and Mr. Ruppert: $303,802.

(5)	All Other Compensation amounts for 2017 are as follows:

Name	Executive Perquisites(a)	Life Insurance Premiums	Employee 401(k) Plan Match(b)	Company Match Above IRS Limits(c)	Total All Other Compensation
Thomas F. Farrell, II	$928	$244	$90	$424	$1,686
Mark F. McGettrick	774	1,172	271	608	2,825
Diane Leopold	1,247	500	457	721	2,925
Paul E. Ruppert	23,123	6,268	10,131	3,889	43,411

Note: The NEOs perform services for more than one subsidiary of Dominion Energy. Compensation included in this table reflects only the applicable portion related to their service for Dominion Energy Midstream for the year presented.

(a)	Unless noted, the amounts in this column for all NEOs are comprised of the following: personal use of company vehicle and financial planning and health and wellness allowance. For Mr. Farrell the amount in this column also includes personal use of the corporate aircraft. The value of the personal use of the aircraft for Mr. Farrell during 2017 was $813. For personal flights, all direct operating costs are included in calculating aggregate incremental cost. Direct operating costs include the following: fuel, airport fees, catering, ground transportation and crew expenses (any food, lodging and other costs). The fixed costs of owning the aircraft and employing the crew are not taken into consideration, as 96% of the use of the corporate aircraft is for business purposes. The CGN Committee has directed Mr. Farrell to use corporate aircraft for all personal travel.
(b)	Employees initially hired before 2008 who contribute to the 401(k) Plan receive a matching contribution of 50 cents for each dollar contributed up to 6% of compensation (subject to IRS limits) for employees who have less than 20 years of service, and 67 cents for each dollar contributed up to 6% of compensation (subject to IRS limits) for employees who have 20 or more years of service.
(c)	Represents each payment of lost 401(k) Plan matching contribution due to IRS limits.

GRANTS OF PLAN-BASED AWARDS

The following table provides information about stock awards and non-equity incentive awards granted to our NEOs during the year ended December 31, 2017.

Name	Grant Date(1)	Grant Approval Date(1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards Number of Shares of Stock or Units	Grant Date Fair Value of Stock and Options Award(1)(4)
			Threshold	Target	Maximum
Thomas F. Farrell, II
2017 Annual Incentive Plan(2)			$—	$ 16,133	$ 32,266
2017 Cash Performance 2-yr Transition Grant(3)			—	43,325	86,650
2017 Cash Performance 3-yr Standard Grant(3)			—	43,325	86,650
2017 Restricted Stock Grant(4)	2/3/2017	1/23/2017				604	$ 43,325
Mark F. McGettrick
2017 Annual Incentive Plan(2)			—	22,084	44,167
2017 Cash Performance 2-yr Transition Grant(3)			—	34,513	69,025
2017 Cash Performance 3-yr Standard Grant(3)			—	34,513	69,025
2017 Restricted Stock Grant(4)	2/3/2017	1/23/2017				481	34,514
Diane Leopold
2017 Annual Incentive Plan(2)			—	31,305	62,610
2017 Cash Performance 2-yr Transition Grant(3)			—	30,700	61,400
2017 Cash Performance 3-yr Standard Grant(3)			—	30,700	61,400
2017 Restricted Stock Grant(4)	2/3/2017	1/23/2017				428	30,702
Paul E. Ruppert
2017 Annual Incentive Plan(2)			—	231,332	462,663
2017 Cash Performance 2-yr Transition Grant(3)			—	164,168	328,335
2017 Cash Performance 3-yr Standard Grant(3)			—	164,168	328,335
2017 Restricted Stock Grant(4)	2/3/2017	1/23/2017				2,290	164,168

Note: The NEOs perform services for more than one subsidiary of Dominion Energy. Compensation included in this table reflects only the applicable portion related to their service for Dominion Energy Midstream for the year presented.

(1)	On January 23, 2017, the CGN Committee approved the 2017 long-term incentive compensation awards for Dominion Energy officers, which consisted of a restricted stock grant and two cash performance grants (see Note 3 below). The 2017 restricted stock award was granted on February 3, 2017. Under the 2014 Incentive Compensation Plan, fair market value is defined as the closing price of Dominion Energy common stock on the date of grant or, if that day is not a trading day, on the most recent trading day immediately preceding the date of grant. The fair market value for the February 3, 2017 restricted stock grant was $71.70 per share, which was Dominion Energy’s closing stock price on the grant date.
(2)	Amounts represent the range of potential payouts under the 2017 AIP. Actual amounts paid under the 2017 AIP are found in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. Under the AIP, officers are eligible for an annual performance-based award. The CGN Committee establishes target awards for each NEO based on his or her salary level and expressed as a percentage of the individual NEO’s base salary. The target award is the amount of cash that will be paid if the plan is fully funded and payout goals are achieved. For the 2017 AIP, funding was based on the achievement of consolidated operating earnings goals with the maximum funding capped at 200%, as explained under the Annual Incentive Plan section of the CD&A.
(3)	The CGN Committee approved transitioning the performance grant from a two-year performance period to a three-year performance period. To facilitate the transition to the three-year performance period each officer received two performance grants under the 2017 LTIP. Both performance awards were granted on February 1, 2017. The 2017 standard performance grant uses the new three-year performance period and will be payable in 2020, and the 2017 transition performance grant uses a two-year performance period and will be payable in 2019. The 2017 transition performance grant is a one-time award and allows each officer to continue to maintain an annual payout opportunity under the performance grant portion of the LTIP as the company moves to a three-year performance period.

Amounts represent the range of potential payouts under the 2017 performance grants of the LTIP. Payouts can range from 0% to 200% of the target award. Awards will be paid by March 15, 2019 for the two-year transition grant and by March 15, 2020 for the three-year grant depending on the achievement of performance goals for the two-year and three-year periods ending December 31, 2018 and December 31, 2019, respectively. The amount earned will depend on the level of achievement of two performance metrics: TSR—50% and ROIC—50%. TSR measures Dominion Energy’s share performance for the applicable two or three-year period relative to the TSR of the companies in the Compensation Peer Group at the beginning of the performance periods. ROIC goal achievement will be measured against internal goals and scored against Dominion Energy’s financial forecasts for the applicable performance period. See Exhibits 10.40 and 10.42 to Dominion Energy’s Form 10-K filed on February 27, 2018, for TSR and ROIC goals for the transition and standard performance grants, respectively.

The performance grants are forfeited in their entirety if an officer voluntarily terminates employment or is terminated with cause before the vesting date. The grants have pro-rated vesting for retirement, termination without cause, death or disability. In the case of retirement, pro-rated vesting will not occur if the CEO (or, for the CEO, the CGN Committee) determines the officer’s retirement is detrimental to the company. Payout for an officer who retires or whose employment is terminated without cause, is made following the end of the performance period so that the officer is rewarded only to the extent the performance goals are achieved. In the case of death or disability, payout is made as soon as possible to facilitate the administration of the officer’s estate or financial planning. The payout amount will be the greater of the officer’s target award or an amount based on the predicted performance used for compensation cost disclosure purposes in Dominion Energy’s financial statements.

In the event of a change in control, the performance grant is vested in its entirety and payout of the performance grant will occur as soon as administratively feasible following the change in control date at an amount that is the greater of an officer’s target award or an amount based on the predicted performance used for compensation cost disclosure purposes in Dominion Energy’s financial statements.

(4)	The 2017 restricted stock grant fully vests at the end of three years. The restricted stock grant is forfeited in its entirety if an officer voluntarily terminates employment or is terminated with cause before the vesting date. The restricted stock grant provides for prorated vesting if an officer retires, dies, becomes disabled, is terminated without cause, or if there is a change in control. In the case of retirement, prorated vesting will not occur if the CEO (or for the CEO, the CGN Committee) determines the officer’s retirement is detrimental to the company. In the event of a change in control, prorated vesting is provided as of the change in control date, and full vesting if an officer’s employment is terminated, or constructively terminated by the successor entity following the change in control date but before the scheduled vesting date. Dividends on the restricted shares are paid during the restricted period at the same rate declared by Dominion Energy for all shareholders.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table summarizes equity awards made to NEOs that were outstanding as of December 31, 2017. There were no unexercised or unexercisable option awards outstanding for any of our NEOs as of December 31, 2017.

Name	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(1) ($)
Thomas F. Farrell, II	480	(2)	$ 38,909
	607	(3)	49,203
	604	(4)	48,960
Mark F. McGettrick	382	(2)	30,965
	482	(3)	39,071
	481	(4)	38,990
Diane Leopold	200	(2)	16,212
	220	(3)	17,833
	428	(4)	34,694
Paul E. Ruppert	1,830	(2)	148,340
	2,013	(3)	163,174
	2,290	(4)	185,627

Note: The NEOs perform services for more than one subsidiary of Dominion Energy. Compensation included in this table reflects only the applicable portion related to their service for Dominion Energy Midstream.

(1)	The market value is based on closing stock price of $81.06 on December 29, 2017.
(2)	Shares vested on February 1, 2018.
(3)	Shares scheduled to vest on February 1, 2019.
(4)	Shares scheduled to vest on February 1, 2020.

OPTION EXERCISES AND STOCK VESTED

The following table provides information about the value realized by NEOs during the year ended December 31, 2017, on vested restricted stock awards. There were no option exercises by NEOs in 2017.

Name	Stock Awards
	Number of Shares Acquired on Vesting	Value Realized on Vesting
Thomas F. Farrell, II	513	$ 36,883
Mark F. McGettrick	432	31,039
Diane Leopold	226	16,243
Paul E. Ruppert	2,072	148,982

Note: The NEOs perform services for more than one subsidiary of Dominion Energy. Compensation included in this table reflects only the applicable portion related to their service for Dominion Energy Midstream.

PENSION BENEFITS

The following table shows the actuarial present value of accumulated benefits payable to our NEOs, together with the number of years of benefit service credited to each NEO, under the plans listed in the table. Values are computed as of December 31, 2017, using the same interest rate and mortality assumptions used in determining the aggregate pension obligations disclosed in the company’s financial statements. The years of credited service and the present value of accumulated benefits were determined by plan actuaries, using the appropriate accrued service, pay and other assumptions similar to those used for accounting and disclosure purposes. Please refer to Actuarial Assumptions Used to Calculate Pension Benefits for detailed information regarding these assumptions.

Name	Plan Name	Number of Years Credited Service(1)	Present Value of Accumulated Benefit(2)
Thomas F. Farrell, II	Pension Plan	22.00	$ 14,327
	Benefit Restoration Plan	30.00	112,214
	Supplemental Retirement Plan	30.00	117,867
Mark F. McGettrick	Pension Plan	30.00	69,713
	Benefit Restoration Plan	30.00	160,888
	Supplemental Retirement Plan	30.00	197,962
Diane Leopold	Pension Plan	22.17	85,461
	Benefit Restoration Plan	22.17	58,470
	Supplemental Retirement Plan	22.17	114,048
Paul E. Ruppert	Pension Plan	30.00	1,995,712
	Benefit Restoration Plan	30.00	426,690
	Supplemental Retirement Plan	30.00	1,208,329

Note: The NEOs perform services for more than one subsidiary of Dominion Energy. Compensation included in this table reflects only the applicable portion related to their service for Dominion Energy Midstream.

(1)	Years of credited service shown in this column for the Pension Plan are actual years accrued by an NEO from his date of participation to December 31, 2017. Service for the Benefit Restoration Plan and the Supplemental Retirement Plan is the NEO’s actual credited service as of December 31, 2017 plus any potential total credited service to the plan maximum, including any extra years of credited service granted to Messrs. Farrell and McGettrick by the CGN Committee for the purpose of calculating benefits under these plans. Please refer to the narrative below and under Dominion Energy Retirement Benefit Restoration Plan, Dominion Energy Executive Supplemental Retirement Plan and Potential Payments Upon Termination or Change In Control for information about the requirements for receiving extra years of credited service and the amount credited, if any, for each NEO.
(2)	The amounts in this column are based on actuarial assumptions that all of the NEOs would retire at the earliest age they become eligible for unreduced benefits, which is (i) age 60 for Messrs. Farrell and Ruppert and Ms. Leopold and (ii) age 55 for Mr. McGettrick (when he would be treated as age 60 based on his five additional years of credited age). In addition, for purposes of calculating the Benefit Restoration Plan benefits for Messrs. Farrell and McGettrick, the amounts reflect additional credited years of service granted to them pursuant to their agreements with the company (see Dominion Energy Retirement Benefit Restoration Plan). If the amounts in this column did not include the additional years of credited service, the present value of the Benefit Restoration Plan benefit would be $38,537 lower for Mr. Farrell and $7,673 lower for Mr. McGettrick. Pension Plan and Supplemental Retirement Plan benefits amounts are not augmented by the additional service credit assumptions.

Dominion Energy Pension Plan

The Pension Plan is a tax-qualified defined benefit pension plan. All of the NEOs were hired before 2008 and therefore participate in the “final average earnings” formula of the Pension Plan. A “cash balance” formula applies to non-union employees hired on or after January 1, 2008.

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

The basic pension benefit is calculated using a formula based on (i) age at retirement; (ii) final average earnings; (iii) estimated Social Security benefits; and (iv) credited service. Final average earnings are the average of the participant’s 60 highest consecutive months of base pay during the last 120 months worked. Final average earnings do not include compensation payable under the AIP, the value of equity awards, gains from the exercise of stock options, long-term cash incentive awards, perquisites, or any other form of compensation other than base pay.

Credited service is measured in months, up to a maximum of 30 years of credited service. The estimated Social Security benefit taken into account is the assumed Social Security benefit payable starting at age 65 or actual retirement date, if later, assuming that the participant has no further employment after leaving Dominion Energy. These factors are then applied in a formula.

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

Benefit payment options are (i) a single life annuity or (ii) a choice of a 50%, 75% or 100% joint and survivor annuity. A Social Security leveling option is available with any of the benefit forms. The normal form of benefit is a single life annuity for unmarried participants and a 50% joint and survivor annuity for married participants. All of the payment options are actuarially equivalent in value to the single life annuity. The Social Security leveling option pays a larger benefit equal to the estimated Social Security benefit until the participant is age 62 and then reduced payments after age 62.

Participants in the “final average earnings” formula also receive a special retirement account, which is in addition to the basic pension benefit. The special retirement account is credited with 2% of base pay each month as well as interest based on the 30-year Treasury bond rate set annually (2.35% in 2017). The special retirement account can be paid in a lump sum or paid in the form of an annuity benefit.

A participant becomes vested in his or her benefit after completing three years of service. A vested participant who terminates employment before age 55 can start receiving benefit payments calculated using terminated vested reduction factors at any time after attaining age 55. If payments begin before age 65, then the following reduction factors for the portion of the benefits earned after 2000 apply: age 64 – 9%; age 63 – 16%; age 62 – 23%; age 61 – 30%; age 60 – 35%; age 59 – 40%; age 58 – 44%; age 57 – 48%; age 56 – 52%; and age 55 – 55%.

The IRC limits the amount of compensation that may be included in determining pension benefits under qualified pension plans. For 2017, the compensation limit was $270,000. The IRC also limits the total annual benefit that may be provided to a participant under a qualified defined benefit plan. For 2017, this limitation was the lesser of (i) $215,000 or (ii) the average of the participant’s compensation during the three consecutive years in which the participant had the highest aggregate compensation.

Dominion Energy Retirement Benefit Restoration Plan

The BRP is a nonqualified defined benefit pension plan designed to make up for benefit reductions under the Dominion Energy Pension Plan due to the limits imposed by the IRC.

A Dominion Energy employee is eligible to participate in the BRP if (i) he or she is a member of management or a highly compensated employee, (ii) his or her Pension Plan benefit is or has been limited by the IRC compensation or benefit limits, and (iii) he or she has been designated as a participant by the CGN Committee. A participant remains a participant until he or she ceases to be eligible for any reason other than retirement or until his or her status as a participant is revoked by the CGN Committee.

Upon retirement, a participant’s BRP benefit is calculated using the same formula (except that the IRS salary limit is not applied) used to determine the participant’s default annuity form of benefit under the Pension Plan (single life annuity for unmarried participants and 50% joint and survivor annuity for married participants), and then subtracting the benefit the participant is entitled to receive under the Pension Plan. To accommodate the enactment of Section 409A of the IRC, the portion of a participant’s BRP benefit that had accrued as of December 31, 2004, is frozen, but the calculation of the overall restoration benefit is not changed.

Participants have elected to receive the portion of the restoration benefit that accrued before 2005 as a single lump sum cash payment or in the same annuity form elected by the participant under the Dominion Energy Pension Plan. For the portion of the benefit that accrued in 2005 or later, benefits must be paid in a lump sum. The lump sum calculation includes an amount approximately equivalent to the amount of taxes the participant will owe on the lump sum payment so that the participant will have sufficient funds, on an after-tax basis, to purchase an annuity contract.

A participant who terminates employment before he or she is eligible for benefits under the Pension Plan generally is not entitled to a restoration benefit. Messrs. Farrell and McGettrick have been granted age and service credits for purposes of calculating their BRP benefits. Per his letter agreement, Mr. Farrell was granted 30 years of service when he reached age 60. Mr. McGettrick, having attained age 50, has earned benefits calculated based on five additional years of age and service. For each of these NEOs, the additional years of service count toward determining both the amount of benefits and the eligibility to receive them. For additional information regarding service credits, see Dominion Energy Executive Supplemental Retirement Plan.

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

Dominion Energy Executive Supplemental Retirement Plan

The Dominion Energy ESRP is a nonqualified defined benefit plan that provides for an annual retirement benefit equal to 25% of a participant’s final cash compensation (base salary plus target annual incentive award) payable for a period of 10 years or, for certain participants designated by the CGN Committee, for the participant’s lifetime. To accommodate the enactment of Section 409A of the IRC, the portion of a participant’s ESRP benefit that had accrued as of December 31, 2004, is frozen, but the calculation of the overall benefit is not changed. Effective July 1, 2013, the ESRP was closed to any new participants.

Before the plan was closed, a Dominion Energy employee became eligible to participate in the ESRP if (i) he or she was a member of management or a highly compensated employee, and (ii) he or she had been designated as a participant by the CGN Committee. A participant remains a participant until he or she ceases to be eligible for any reason other than retirement or until his or her status as a participant is revoked by the CGN Committee.

A participant is entitled to the full ESRP benefit if he or she separates from service with Dominion Energy after reaching age 55 and achieving 60 months of service. A participant who separates from service with Dominion Energy with at least 60 months of service but who has not yet reached age 55 is entitled to a reduced, prorated retirement benefit. A participant who separates from service with Dominion Energy with fewer than 60 months of service is generally not entitled to an ESRP benefit unless the participant separated from service on account of disability or death.

Under the ESRP, a participant has elected to receive the portion of his or her benefit that had accrued as of December 31, 2004, in a lump sum or in monthly installments. Any portion of the ESRP benefit that accrued after December 31, 2004, must be paid in the form of a single lump sum cash payment. The lump sum calculation includes an amount approximately equivalent to the amount of taxes the participant will owe on the lump sum payment so that the participant will have sufficient funds, on an after-tax basis, to purchase a 10-year or lifetime annuity contract.

Messrs. Farrell and McGettrick are currently entitled to a full ESRP retirement benefit. Based on the terms of their individual letter agreements, Messrs. Farrell and McGettrick will receive an ESRP benefit calculated as a lifetime benefit. Ms. Leopold and Mr. Ruppert are eligible for a prorated ESRP retirement benefit since they both have 10 years of service with the company. Their benefit will be a prorated benefit until they reach the age of 55 at which time they will be entitled to a full ESRP retirement benefit based on a 10-year period.

Actuarial Assumptions Used to Calculate Pension Benefits

Actuarial assumptions used to calculate Pension Plan benefits are prescribed by the terms of the Pension Plan based on the IRC and Pension Benefit Guaranty Corporation requirements. The present value of the accumulated benefit is calculated using actuarial and other factors as determined by the plan actuaries and approved by Dominion Energy. Actuarial assumptions used for the December 31, 2017, benefit calculations shown in the Pension Benefits table include a discount rate of 3.80% to determine the present value of the future benefit obligations for the Pension Plan, BRP and ESRP and a lump sum interest rate of 3.05% to estimate the lump sum values of BRP and ESRP benefits. Each NEO is assumed to retire at the earliest age at which he or she is projected to become eligible for full, unreduced pension benefits. For purposes of estimating future eligibility for unreduced Pension Plan and ESRP benefits, the effect of future service is considered. Each NEO is assumed to commence Pension Plan payments at the same age as BRP payments. The longevity assumption used to determine the present value of benefits is the same assumption used for financial reporting of the Pension Plan liabilities, with no assumed mortality before retirement age. Mortality rates are developed from actual and projected plan experience for postretirement benefit plans. Dominion Energy’s actuaries conduct an experience study periodically as part of the process to select a best estimate of mortality. Dominion Energy considers both standard mortality tables and improvement factors as well as the plans’ actual experience when selecting a best estimate. During 2017, Dominion Energy conducted a new experience study as scheduled and, as a result, updated its mortality assumptions. For BRP and ESRP benefits, other actuarial assumptions include an assumed tax rate of 42%. BRP and ESRP benefits are assumed to be paid as lump sums; Pension Plan benefits are assumed to be paid as annuities.

The discount rate for calculating lump sum BRP and ESRP payments at the time an officer terminates employment is selected by Dominion Energy’s Administrative Benefits Committee and adjusted periodically. For 2017, a 2.75% discount rate was used to determine the lump sum payout amounts. This discount rate was selected based on a rolling average of the blended rate published by the Pension Benefit Guaranty Corporation in October of the previous five years.

NONQUALIFIED DEFERRED COMPENSATION

Name	Aggregate Earnings in Last FY (as of 12/31/2017)*	Aggregate Withdrawals/ Distributions (as of 12/31/2017)	Aggregate Balance at Last FYE (as of 12/31/2017)
Thomas F. Farrell, II	$ —	$—	$ —
Mark F. McGettrick	—	—	—
Diane Leopold	—	—	—
Paul E. Ruppert	21,174	—	239,729

*No preferential earnings are paid and therefore no earnings from these plans are included in the Summary Compensation Table.

At this time, Dominion Energy does not offer any nonqualified elective deferred compensation plans to its officers or other employees. The Nonqualified Deferred Compensation table reflects, in aggregate, the plan balances for a former plan offered to Dominion Energy officers and other highly compensated employees: Dominion Energy, Inc. Executives’ Deferred Compensation Plan (Frozen Deferred Compensation Plan) which was frozen as of December 31, 2004.

Frozen Deferred Compensation Plan

The Frozen Deferred Compensation Plan includes amounts previously deferred from one of the following categories of compensation: (i) salary; (ii) bonus; (iii) vested restricted stock; and (iv) gains from stock option exercises. The plan also provided for company contributions of lost company 401(k) plan match contributions and transfers from several Consolidated Natural Gas Company deferred compensation plans. The Frozen Deferred Compensation Plan offers 29 investment funds for the plan balances, including a Dominion Energy Stock Fund. Participants may change investment elections on any business day. Any vested restricted stock and gains from stock option exercises that were deferred were automatically allocated to the Dominion Energy Stock Fund and this allocation cannot be changed. Earnings are calculated based on the performance of the underlying investment fund. The following funds had rates of return for 2017 as follows: Dominion Energy Stock Fund, 9.91%; and Dominion Energy Fixed Rate Fund, 2.56%.

The Dominion Energy Fixed Rate Fund is an investment option that provides a fixed rate of return each year based on a formula that is tied to the adjusted federal long-term rate published by the IRS in November prior to the beginning of the year. Dominion Energy’s Asset Management Committee determines the rate based on its estimate of the rate of return on Dominion Energy assets in the trust for the Frozen Deferred Compensation Plan.

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

Participants may elect to have their benefit paid in a lump sum payment or annual installments over a period of whole years from one to 10 years. Participants have the ability to change their distribution schedule for benefits under the plan by giving six months’ notice to the plan administrator. Once a participant begins receiving annual installment payments, the participant can make a one-time election to either (i) receive the remaining account balance in the form of a lump sum distribution or (ii) change the remaining installment payment period. Any election must be approved by the company before it is effective. All distributions are made in cash with the exception of the Deferred Restricted Stock Account and the Deferred Stock Option Account, which are distributed in the form of Dominion Energy common stock.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Under certain circumstances, Dominion Energy provides benefits to eligible employees upon termination of employment, including a termination of employment involving a change in control of the company, that are in addition to termination benefits for other employees in the same situation.

Change in Control

As discussed in the Employee and Executive Benefits section of the CD&A, Dominion Energy has entered into an Employment Continuity Agreement with each of its officers, including the NEOs. Each agreement has a three-year term and is automatically extended annually for an additional year, unless cancelled by Dominion Energy.

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

For purposes of the Employment Continuity Agreements, a change in control will occur if (i) any person or group becomes a beneficial owner of 20% or more of the combined voting power of Dominion Energy voting stock or (ii) as a direct or indirect result of, or in connection with, a cash tender or exchange offer, merger or other business combination, sale of assets, or contested election, the directors constituting the Dominion Energy Board before any such transaction cease to represent a majority of Dominion Energy’s or its successor’s Board within two years after the last of such transactions.

If an executive’s employment following a change in control is terminated without cause or due to a constructive termination, the executive will become entitled to the following termination benefits:

•	Lump sum severance payment equal to three times base salary plus AIP award (determined as the greater of (i) the target annual award for the current year or (ii) the highest actual AIP payout for any one of the three years preceding the year in which the change in control occurs).
•	Full vesting of benefits under ESRP and BRP with five years of additional credited age and five years of additional credited service from the change in control date.
•	Group-term life insurance. If the officer elects to convert group-term insurance to an individual policy, the company pays the premiums for 12 months.
•	Executive life insurance. Premium payments will continue to be paid by the company until the earlier of (i) the fifth anniversary of the termination date, or (ii) the later of the tenth anniversary of the policy or the date the officer attains age 64.
•	Retiree medical coverage will be determined under the relevant plan with additional age and service credited as provided under an officer’s letter agreement (if any) and including five additional years credited to age and five additional years credited to service.
•	Outplacement services for one year (up to $25,000).
•	If any payments are classified as excess parachute payments for purposes of Section 280G of the IRC and the executive incurs the excise tax, the company will pay the executive an amount equal to the 280G excise tax plus a gross-up multiple.

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

The following table provides the incremental payments that would be earned by each NEO if his or her employment had been terminated, or constructively terminated, as of December 31, 2017. These benefits are in addition to retirement benefits that would be payable on any termination of employment. Please refer to the Pension Benefits table for information related to the present value of accumulated retirement benefits payable to the NEOs.

Incremental Payments Upon Termination or Change in Control

Name	Non-Qualified Plan Payment	Restricted Stock(1)	Performance Grant(1)	Non-Compete Payments(2)	Severance Payments	Retire Medical and Executive Life Insurance(3)	Out-placement Services	Excise Tax & Tax Gross-Up	Total
Thomas F. Farrell, II(4)
Retirement	$—	$84,279	$34,337	$12,906	$ —	$ —	$ —	$ —	$ 131,522
Death/Disability	—	84,279	34,337	—	—	—	—	—	118,616
Change in Control(5)	4,253	52,877	52,313	—	87,118	—	208	—	196,769
Mark F. McGettrick(4)
Retirement	—	66,973	27,353	—	—	—	—	—	94,326
Death/Disability	—	66,973	27,353	—	—	—	—	—	94,326
Change in Control(5)	8,642	42,082	41,672	—	132,502	—	628	—	225,525
Diane Leopold(4)
Termination Without Cause	—	37,701	24,331	—	—	—	—	—	62,032
Termination With Cause/Voluntary Termination	—	—	—	—	—	—	—	—	—
Death/Disability	—	37,701	24,331	—	—	—	—	—	62,032
Change in Control(5)	188,547	30,992	37,069	—	198,264	2,545	1,535	237,658	696,610
Paul E. Ruppert
Termination Without Cause	—	305,082	130,111	—	—	—	—	—	435,193
Termination With Cause/Voluntary Termination	—	—	—	—	—	—	—	—	—
Death/Disability	—	305,082	130,111	—	—	—	—	—	435,193
Change in Control(5)	1,698,281	192,083	198,224	—	1,761,679	208,949	23,453	2,047,250	6,129,919

(1)	Grants made in 2015, 2016 and 2017 under the long-term incentive program vest pro rata upon termination without cause, death or disability. These grants vest pro rata upon retirement provided the CEO of Dominion Energy (or in the case of the CEO, the CGN Committee) determines the NEO’s retirement is not detrimental to the company; amounts shown assume this determination was made. The amounts shown in the restricted stock column are based on the closing stock price of $81.06 on December 29, 2017.
(2)	Pursuant to a letter agreement dated February 28, 2003, Mr. Farrell will be entitled to a special payment of one times salary upon retirement in exchange for a two-year non-compete agreement. Mr. Farrell would not be entitled to this non-compete payment in the event of his death.
(3)	Amounts in this column represent the value of the annual incremental benefit the NEOs would receive for executive life insurance and retiree medical coverage. Messrs. Farrell and McGettrick are entitled to executive life insurance coverage and retiree medical benefit upon any termination since they are retirement eligible and have completed 10 years of service. Ms. Leopold and Mr. Ruppert are not vested in their executive life insurance policies because they are not age 55, but under a change in control, the company would continue to pay premiums for five additional years. Ms. Leopold and Mr. Ruppert are not eligible for retiree medical benefits under a change in control because they would not have reached the age of 58 that is required for eligibility.

(4)	Messrs. Farrell and McGettrick are eligible for retirement, and this table above assumes they would each retire in connection with any termination event. Ms. Leopold and Mr. Ruppert are not retirement eligible but under a change in control they would be granted five years of extra age and service which would put them at the early retirement age of 55.
(5)	Change in control amounts assume that a change in control and a termination or constructive termination takes place on December 31, 2017. The amounts indicated upon a change in control are the incremental amounts attributable to five years of additional age and service credited pursuant to the Employment Continuity Agreements that each NEO would receive over the amounts payable upon a retirement (Messrs. Farrell and McGettrick) or termination without cause (Ms. Leopold and Mr. Ruppert). The restricted stock and performance grant amounts represent the value of the awards upon a change in control that is above what would be received upon a retirement or termination.

CEO PAY RATIO

This section presents required disclosure, in accordance with SEC rules, of (i) the median of the annual total compensation of all of our employees, other than our CEO, (ii) the annual total compensation of our CEO, and (iii) the ratio of (i) to (ii), sometimes referred to as the “CEO pay ratio.”

Dominion Energy Midstream does not have any employees, nor does its general partner. All of the employees that conduct Dominion Energy Midstream’s business are employed by affiliates, and its general partner secures the personnel necessary to conduct its operations through its services agreement with DES. Although we do not have any employees, SEC rules require us to treat any employees of any subsidiaries whose financial statements are consolidated with our financial statements in accordance with GAAP as our employees for purposes of calculating the CEO pay ratio. Cove Point is the only one of our consolidated subsidiaries that has any employees. Therefore, we have calculated the CEO pay ratio based on the Cove Point employee population.

Mr. Farrell had 2017 annual total compensation allocated to us of $128,615 as reflected in the “Total” column of the Summary Compensation Table included in this Item 11. Our median employee’s annual total compensation for 2017 was $121,700. As a result, we estimate that Mr. Farrell’s 2017 annual total compensation allocated to us was approximately one times that of our median employee.

We identified our median employee from the Cove Point employee population as of December 31, 2017. On that date, Cove Point had approximately 200 employees, all of whom were employed in the United States. To determine our median employee, we chose base pay as our consistently applied compensation measure. We then conducted our analysis using a clustered sampling methodology, which divides the population into clusters or groups, to identify employees within a four percent range of the median. To accomplish this, we used payroll data to determine the base pay actually paid to each employee in our sample during a measurement period from January 1, 2017 through December 31, 2017. Using this methodology, we identified the median employee from the sampled group and calculated annual total compensation for that employee using the same methodology we used for our named executive officers as set forth in the Summary Compensation Table above.

This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules and the methodology described above. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We are not required to have, and do not have, a compensation committee. As explained above in the introduction to this Item, the Board of Directors of our general partner does not make any decisions regarding the compensation of our executive officers, except with respect to potential awards under the Dominion Energy Midstream LTIP. All such decisions are made by the CGN Committee, without any input from us or our general partner. The CGN Committee is comprised solely of independent directors, and no Dominion Energy or Dominion Energy Midstream officers participate in its deliberations.

No executive officer of Dominion Energy or Dominion Energy Midstream serves as a member of another compensation committee or on the Board of Directors of any company of which a member of the CGN Committee, Dominion Energy’s Board of Directors or the Board of Directors of our general partner serves as an executive officer.

NON-EMPLOYEE DIRECTOR COMPENSATION TABLE

Directors of our general partner who are not officers of the general partner or any of its affiliates or employees of Dominion Energy or any of its affiliates receive compensation as non-employee directors, which consisted of an annual cash retainer of $70,000 and an annual equity retainer equal to $80,000 for 2017. The chair of each standing committee of the general partner’s Board of Directors receives an additional annual cash retainer as follows: Audit Committee chair: $15,000; and Conflicts Committee chair: $15,000. The equity portion of the non-employee director’s compensation consists of restricted units granted under the Dominion Energy Midstream LTIP and is subject to a one-year restriction period. The restricted units are granted in tandem with distribution equivalent rights. Further, each director is indemnified for his or her actions associated with being a director to the fullest extent permitted under Delaware law and is reimbursed for all expenses incurred in attending to his or her duties as a director.

The following tables and footnotes reflect the compensation and fees paid to the non-employee directors of our general partner for their services in 2017. Messrs. Farrell and McGettrick and Ms. Leopold do not receive any separate compensation for their services as directors.

2017 NON-EMPLOYEE DIRECTOR

COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
John A. Luke, Jr.	$ 77,917	$ 73,333	$151,250
Joseph M. Rigby	21,250	—	21,250
John W. Snow	70,000	80,000	150,000
Harris H. Simmons	70,000	80,000	150,000
David A. Wollard	85,000	80,000	165,000
All directors	324,167	313,333	637,500
(1)	Messrs. Snow, Simmons and Wollard each received an annual equity retainer valued at approximately $80,000, which was equal to 2,685 units, valued at $29.80 per unit based on the closing price of Dominion Energy Midstream common units on January 3, 2017. Mr. Luke was appointed to the Board effective February 23, 2017 and, therefore, received a prorated annual equity retainer valued at approximately $73,333, which was equal to 2,389 units, valued at $30.70 per unit based on the closing price of Dominion Energy Midstream common units on February 24, 2017. Mr. Rigby resigned from the Board effective February 23, 2017 and forfeited the stock award granted in 2017. A total of 10,444 units, in aggregate, were distributed to these directors for their annual equity retainers.

No options have been granted to directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of common units, subordinated units and Series A Preferred Units of Dominion Energy Midstream held by beneficial owners of five percent or more of the units, by each director and NEO of our general partner, and by the directors and executive officers of our general partner as a group at February 23, 2018. Unless otherwise noted, the address for each beneficial owner listed below is 120 Tredegar Street, Richmond, Virginia 23219. The percentage of units is based on 67,959,770 common units, 31,972,789 subordinated units and 30,308,342 Series A Preferred Units at February 23, 2018.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Series A Preferred Units Beneficially Owned	Percentage of Series A Preferred Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned
Dominion Energy, Inc.(1)	18,504,628	27.2	31,972,789	100%	11,365,628	37.5%	50.5%
Stonepeak Commonwealth Holdings LLC(2)	—	*	—	—	16,417,018	54.2	*
Neuberger Berman Group and certain affiliated funds(3)	6,524,679	9.6	—	—	—	—	6.5
Tortoise Capital Advisors, L.L.C.(4)	5,625,338	8.3	—	—	—	—	5.6
Chickasaw Capital Management, LLC(5)	4,811,183	7.1	—	—	—	—	4.8
ALPS Advisors, Inc. and certain affiliated funds(6)	4,058,176	6.0	—	—	—	—	4.1
Thomas F. Farrell, II	69,900	*	—	—	—	—	*
Diane Leopold	2,500	*	—	—	—	—	*
John A. Luke, Jr.	4,995	*	—	—	—	—	*
Mark F. McGettrick	64,900	*	—	—	—	—	*
Harris H. Simmons	6,109	*	—	—	—	—	*
John W. Snow	77,837	*	—	—	—	—	*
David A. Wollard	26,137	*	—	—	—	—	*
Paul E. Ruppert	—	*	—	—	—	—	*
All executive officers and directors as a group (10 persons)(7)	256,878	*	—	—	—	—	*

*	Less than 1 percent.
(1)	11,847,789 common units and 31,972,789 subordinated units are directly held by Dominion MLP Holding Company, LLC. An additional 6,656,839 common units and 11,365,628 Series A Preferred Units are directly held by QPC Holding Company. Dominion Energy is the ultimate parent company of the general partner, Dominion MLP Holding Company, LLC, and QPC Holding Company, and may be deemed to indirectly beneficially own the common units, subordinated units and Series A Preferred Units directly held by Dominion MLP Holding Company, LLC, and QPC Holding Company.
(2)	Stonepeak Commonwealth Holdings, LLC is located at 717 5th Avenue, 25th Floor, New York, New York 10022.
(3)	Neuberger Berman Group LLC, 1290 Avenue of the Americas, New York, NY 10104, and Neuberger Berman Investment Advisers LLC, 1290 Avenue of the Americas, New York, NY 10104, filed a Schedule 13G with the SEC on February 15, 2018 reporting that they have shared voting power over 6,249,135 common units and shared dispositive power over 6,524,679 common units. Neuberger Berman Group LLC and its affiliates may be deemed to be the beneficial owners of 6,524,679, or 9.6 percent, of Dominion Energy Midstream’s common units, which constitutes 6.5 percent of Dominion Energy Midstream’s common and subordinated units, because they or certain affiliated persons have the shared power to retain, dispose of or vote such securities on behalf of unrelated advisory clients and various funds, none of which has an interest of more than 5 percent of such securities. Neuberger Berman Investment Advisors LLC and its affiliates may be deemed to be the beneficial owners of 6,524,679, or 9.6 percent, of Dominion Energy Midstream’s common units, which constitutes 6.5 percent of Dominion Energy Midstream’s common and subordinated units, because it serves as investment manager to unrelated advisory clients and Neuberger Berman Group, LLC’s various funds.
(4)	Tortoise Capital Advisors, L.L.C., 11550 Ash Street, Suite 300, Leawood, Kansas 66211, filed a Schedule 13G with the SEC on January 10, 2018, reporting that it has sole voting or dispositive power over 207,791 common units, shared voting power over 4,689,513 common units, and shared dispositive power over 5,417,547 common units.

(5)	Chickasaw Capital Management, LLC, 6075 Poplar Ave. Suite 720, Memphis, TN 38119, filed a Schedule 13G with the SEC on February 2, 2018, reporting that it has sole voting or dispositive power over 4,811,183 common units.
(6)	ALPS Advisors, Inc., 1290 Broadway, Suite 1100, Denver, CO 80203, and Alerian MLP ETF, 1290 Broadway, Suite 1100, Denver, CO 80203, filed a Schedule 13G with the SEC on February 6, 2018. ALPS Advisors, Inc. is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940 and furnishes investment advice to investment companies registered under the Investment Company Act of 1940. Alerian MLP ETF is one such investment company advised by ALPS Advisors, Inc. As an investment advisor, ALPS Advisors, Inc. has shared voting and/or investment power over the securities of Dominion Energy Midstream that are owned by the investment companies it advises, and it may be deemed to be the beneficial owner of the securities of Dominion Energy Midstream held by such companies. However, all securities reported are owned by the investment companies advised by ALPS Advisors, Inc., and ALPS Advisors, Inc. disclaims ownership of such securities. Alerian MLP ETF has shared voting and/or investment power over 4,028,986, or 5.9 percent, of Dominion Energy Midstream’s common units, which constitutes 4.0 percent of Dominion Energy Midstream’s common and subordinated units.
(7)	No individual director or executive officer has the right to acquire beneficial ownership of units within 60 days of February 23, 2018. Unless otherwise noted, all units are held directly by the director or executive officer and such person has sole voting and investment power with respect to such shares. Includes shares as to which a director or executive officer has voting and/or investment discretion or voting and/or investment power is shared with or controlled by another person as follows: Mr. Farrell, 10,000 (units held jointly with spouse); and all directors and executive officers as a group, 10,500.

The following table sets forth the number of shares of Dominion Energy common stock beneficially owned at February 23, 2018 by each director of our general partner, by each NEO of our general partner and by all directors and executive officers of our general partner as a group. Unless otherwise noted, the address for each beneficial owner listed below is 120 Tredegar Street, Richmond, Virginia 23219.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Deferred Stock Accounts(1)	Restricted Shares	Total	Percentage of Common Stock Beneficially Owned
Thomas F. Farrell, II	887,529	—	221,099	1,108,628	*
Diane Leopold	34,382	—	19,381	53,763	*
John A. Luke, Jr.	—	—	—	—	*
Mark F. McGettrick	267,795	—	56,387	324,182	*
Harris H. Simmons	—	—	—	—	*
John W. Snow	4,075	—	—	4,075	*
David A. Wollard	48,787	—	—	48,787	*
Paul E. Ruppert	32,405	—	6,877	39,282	*
All directors and executive officers as a group (10 persons)(2)	1,298,274	—	319,105	1,617,379	*

*	Less than 1 percent.
(1)	Shares in trust for which a director has voting rights. Amounts include shares issued to a trust from a frozen deferred compensation plan account.
(2)	No individual director or executive officer has the right to acquire beneficial ownership of shares within 60 days of February 23, 2018. Unless otherwise noted, all shares are held directly by the director or executive officer and such person has sole voting and investment power with respect to such shares. Includes shares as to which the director or executive officer has voting and/or investment discretion or voting and/or investment power is shared with or controlled by another person as follows: Mr. Farrell, 18,000 (shares held jointly with spouse) and 67,993 (shares held by family foundation); and all directors and executive officers as a group, 86,437.

Dominion Energy Midstream LTIP

Our general partner has adopted the Dominion Energy Midstream LTIP for directors of our general partner and employees and consultants of our general partner and any of its affiliates, including Dominion Energy, who perform services for us.

The Dominion Energy Midstream LTIP provides for the grant, from time to time, at the discretion of the Board of Directors of our general partner or a committee thereof, of restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, other unit-based awards, substitute awards, unrestricted unit awards and cash awards. The purpose of the Dominion Energy Midstream LTIP is to promote our interests by providing equity-based incentive compensation awards to the directors of our general partner and the employees and consultants of our general partner and its affiliates to encourage superior performance and by strengthening our general partner’s and its affiliates’ abilities to attract and retain the services of individuals who are essential for our growth and profitability and to encourage them to devote their best efforts to advancing our business. The Dominion Energy Midstream LTIP is administered by the Board of Directors of our general partner or a committee thereof, which we refer to herein as the plan administrator. The plan administrator may delegate its duties as appropriate, and may consult with the CGN Committee from time to time with respect to participants that are also providing services to Dominion Energy.

The Board of Directors of our general partner may terminate or amend the Dominion Energy Midstream LTIP at any time with respect to any common units for which a grant has not previously been made. The Board of Directors of our general partner also has the right to alter or amend the Dominion Energy Midstream LTIP from time to time, including increasing the number of units available to be granted with respect to awards under the Dominion Energy Midstream LTIP, subject to the requirements of the securities exchange upon which the common units are listed at that time. However, no change in any outstanding award

(other than in the event of certain transactions or changes in capitalization) may be made that would materially reduce the rights or benefits of a participant without the consent of the affected participant. The Dominion Energy Midstream LTIP will expire on the earliest of (i) the date on which all common units available under the Dominion Energy Midstream LTIP have been delivered to participants, (ii) termination of the Dominion Energy Midstream LTIP by the Board of Directors of our general partner or (iii) the date that is 10 years following the date immediately prior to the effective date of the Offering.

Subject to certain adjustments that may be required from time to time in the event of certain transactions or changes in capitalization or to prevent dilution or enlargement of the rights of par-

ticipants in the Dominion Energy Midstream LTIP, a maximum of 3,000,000 of our common units are available for delivery with respect to awards under the Dominion Energy Midstream LTIP. Common units withheld from an award or surrendered by a participant to satisfy tax withholding obligations or to satisfy the payment of exercise prices will be considered delivered under the Dominion Energy Midstream LTIP for this purpose. Common units subject to awards that are cancelled, forfeited, exercised, settled in cash or that otherwise terminate or expire without the delivery of common units will be available for delivery pursuant to other awards under the Dominion Energy Midstream LTIP; provided, however, that the number of common units subject to an award of unit appreciation rights that is exercised and settled in common units will count against the common units available for delivery under the Dominion Energy Midstream LTIP based on the gross number of unit appreciation rights exercised. The common units to be delivered with respect to awards under the Dominion Energy Midstream LTIP will consist, in whole or in part, of common units acquired in the open market or from any affiliate of ours or any other person, newly issued common units or any combination of the foregoing, as determined by the plan administrator in its discretion. There will not be any limit on the number of awards that may be granted and paid in cash.

EQUITY COMPENSATION PLAN

As of December 31, 2017	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a	)	(b	)	(c	)
Plans approved by shareholders	—		—		—
Plans not approved by shareholders	—		—		2,973,600
Total	—		—		2,973,600

Item 13. Certain Relationships and Related Transactions, and Director Independence

At February 23, 2018, Dominion Energy owned 18,504,628 common units, all of our 31,972,789 subordinated units and 11,365,628 Series A Preferred Units, representing an aggregate of approximately 47.5% limited partner interest in us (excluding the IDRs, which cannot be expressed as a fixed percentage), and owns and controls our general partner. Dominion Energy appointed all of the directors of our general partner, which owns a non-economic general partner interest in us and owns the IDRs. In addition, Messrs. Farrell, McGettrick, and Webb and Mses. Leopold and Cardiff serve as executive officers of Dominion Energy and Mr. Farrell is also Chairman of the Board of Directors of Dominion Energy.

See Note 22 to the Consolidated Financial Statements for additional information on related party transactions.

Distributions and Payments to Our General Partner and Its Affiliates

The following table summarizes the distributions and payments to be made by us to our general partner and its affiliates in connection with the ongoing operation and any liquidation of Dominion Energy Midstream. The terms of the transactions and agreements disclosed in this section were determined by and among affiliated entities and, consequently, are not the result of arm’s length negotiations. These terms are not necessarily at least as favorable to the parties to these transactions and agreements as the terms that could have been obtained from unaffiliated third parties.

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

Payments to our general partner and its affiliates

Our general partner will not receive a management fee or other compensation for its management of our partnership, but we will reimburse our general partner and its affiliates for all expenses incurred and payments made on our behalf. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform various general, administrative and support services for us or on our behalf, and corporate overhead costs and expenses allocated to us by Dominion Energy. Our partnership agreement provides that our general partner will determine the expenses that are allocable to us.

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

Agreements between Cove Point and Dominion Energy

DETI provides Cove Point with operational, maintenance and repair services with respect to the Cove Point Pipeline and certain other services pursuant to a services contract between Cove Point and DETI. Cove Point also receives certain engineering, project management, construction, technical support and other related services from Dominion Energy Technical Solutions, Inc. In addition, Cove Point is a party to a services agreement with DES pursuant to which it receives administrative, management and other services from DES as it deems necessary or appropriate for its operations. Cove Point, and not Dominion Energy

Midstream, is responsible for reimbursing DES for the costs Cove Point incurs under its separate services agreement with DES.

Agreements between DECG and Dominion Energy

Virginia Power provides DECG with operational services with respect to engineering and associated safety-related services pursuant to a services contract between DECG and Virginia Power. DECG also receives certain legal and regulatory services, information technology, electronic transmission and computer services and related services from DETI. In addition, DECG is a party to a services agreement with DES pursuant to which it receives administrative, management and other services from DES as it deems necessary or appropriate for its operations. DECG is also a party to a services agreement with DECGS pursuant to which it receives human resources and operations services from DECGS as it deems necessary or appropriate for its operations. The services provided by DECGS had been provided under a services agreement with DEPC through December 31, 2015.

Agreements between Dominion Energy Questar Pipeline and Dominion Energy

Dominion Energy Questar Pipeline provides transportation and storage services to Questar Gas Company pursuant to long-term contracts. Dominion Energy Questar Pipeline is a party to a services agreement with DES pursuant to which it receives administrative, management and other services from DES as it deems necessary or appropriate for its operations. Dominion Energy Questar Pipeline is also a party to a services agreement with DEQPS pursuant to which it receives human resources and operations services from DEQPS as it deems necessary or appropriate for its operations.

Other Transactions with Related Persons

Virginia Power Services Energy Corp., Inc., a subsidiary of Dominion Energy, is one of Cove Point’s current transportation customers. Cove Point receives annual reservation payments with respect to the Cove Point Pipeline from Virginia Power Services Energy Corp., Inc. in an amount approximating $1.6 million pursuant to an agreement with a scheduled expiration date of April 30, 2025.

See “Transactions with Affiliates,” “Dominion Energy Credit Facility,” “Income Taxes,” “Unbilled Revenue,” “Natural Gas Imbalances,” “Right of First Offer” and “Contributions from Dominion Energy” sections of Note 22 to the Consolidated Financial Statements for summaries of the terms of these and other agreements with Dominion Energy and related parties.

Procedures for Review, Approval and Ratification of Related Party Transactions

The Board of Directors of our general partner has adopted Related Party Transaction Guidelines. These guidelines were adopted for the purpose of identifying potential conflicts of interest arising out of financial transactions, arrangements and relations between Dominion Energy Midstream and any related persons. Under the guidelines, a related person is a director, executive officer, director nominee, a beneficial owner of more than 5% of any class of Dominion Energy Midstream’s voting securities, or any immediate family member of one of the foregoing persons. A related party transaction is any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements or relationships in excess of $120,000 in which Dominion Energy Midstream (and/or any of its consolidated subsidiaries) is a party and in which the related person has or will have a direct or indirect material interest.

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

The Board of Directors of our general partner has reviewed certain categories of transactions and determined that transactions between Dominion Energy Midstream and a related person that fall within such categories will not result in the related person receiving a direct or indirect material interest. Under the guidelines, such transactions are not deemed related party transactions and therefore not subject to review by the Audit Committee. The categories of excluded transactions include, among other items, compensation and expense reimbursement paid to directors and executive officers in the ordinary course of performing their duties; transactions with other companies where the related party’s only relationship is as an employee, if the aggregate amount involved does not exceed the greater of $1 million or 2% of that company’s gross revenues; and charitable contributions which are less than the greater of $1 million or 2% of the charity’s annual receipts.

Information is collected about potential related party transactions in annual questionnaires completed by directors and executive officers. Management reviews the potential related party transactions and assesses whether any of the identified transactions constitute a related party transaction. Any identified related party transactions are then reported to the Audit Committee. The Audit Committee reviews and considers relevant facts and circumstances and determines whether to ratify or approve the related party transactions identified. The Audit Committee may only approve or ratify related party transactions that are in, or are not inconsistent with, the best interests of Dominion Energy Midstream and its unitholders and are in compliance with Dominion Energy Midstream’s Code of Ethics.

Since January 1, 2017, there have been no related party transactions involving Dominion Energy Midstream that were required either to be approved under Dominion Energy Midstream’s policies or reported under the SEC related party transactions rules.

Director Independence

See Item 10. Directors, Executive Officers and Corporate Governance for information about the independence of the Board of Directors of our general partner and its committees.

Item 14. Principal Accountant Fees and Services

The following table presents fees paid to Deloitte & Touche LLP for the fiscal years ended December 31, 2017 and 2016.

Type of Fees	2017	2016
(millions)
Audit fees	$1.21	$1.09
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$1.21	$1.09

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

See Index on page 51.

2. All schedules are omitted because they are not applicable, or the required information is either not material or is shown in the financial statements or the related notes.

3. Exhibits (incorporated by reference unless otherwise noted.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Purchase, Sale and Contribution Agreement by and among Dominion Resources, Inc., Dominion MLP Holding Company II, Inc. and Dominion Midstream Partners, LP dated April 1, 2015 (Exhibit 2.1, Form 8-K filed April 1, 2015, File No. 1-36684).

2.2	Contribution Agreement by and among North East Transmission Co., Inc., National Grid IGTS Corp., Dominion Midstream Partners, LP and Iroquois GP Holding Company, LLC, dated as of August 14, 2015 (Exhibit 2.1, Form 8-K filed August 17, 2015, File No. 1-36684).

2.3	Contribution Agreement by and among NJNR Pipeline Company, Dominion Midstream Partners, LP and Iroquois GP Holding Company, LLC, dated as of August 14, 2015 (Exhibit 2.2, Form 8-K filed August 17, 2015, File No. 1-36684).

2.4	Contribution, Conveyance and Assumption Agreement, dated as of October 28, 2016, by and among Dominion Resources, Inc., QPC Holding Company and Dominion Midstream Partners, LP (Exhibit 2.1, Form 8-K filed October 31, 2016, File No. 1-36684).

3.1.a	Certificate of Limited Partnership of Dominion Midstream Partners, LP (Exhibit 3.1, Form S-1 Registration Statement filed March 28, 2014, File No. 333-194864).

3.1.b	Amendment to Certificate of Limited Partnership of Dominion Energy Midstream Partners, LP (Exhibit 3.1, Form 8-K filed May 16, 2017, File No. 1-36684).

3.2	Fourth Amended and Restated Agreement of Limited Partnership of Dominion Energy Midstream Partners, LP, dated as of February 27, 2018, by and among Dominion Energy Midstream GP, LLC and other persons who are or may become partners (filed herewith).

4.1	Registration Rights Agreement by and between Dominion Midstream Partners, LP and Dominion MLP Holding Company, LLC (Exhibit 4.1, Form 8-K filed October 20, 2014, File No. 1-36684).

4.2	Registration Rights Agreement by and between Dominion Midstream Partners, LP and Dominion MLP Holding Company II, Inc. (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 2015 filed August 6, 2015, File No. 1-36684).

4.3	Registration Rights Agreement by and among Dominion Midstream Partners, LP, North East Transmission Co., Inc. and National Grid IGTS Corp., dated as of September 29, 2015 (Exhibit 10.1, Form 8-K filed September 29, 2015, File No. 1-36684).

4.4	Registration Rights Agreement by and between Dominion Midstream Partners, LP and NJNR Pipeline Company, dated as of September 29, 2015 (Exhibit 10.2, Form 8-K filed September 29, 2015, File No. 1-36684).

4.5	Registration Rights Agreement, dated as of December 1, 2016, by and between Dominion Midstream Partners, LP and the Purchasers party thereto (Exhibit 4.1, Form 8-K filed December 1, 2016, File No. 1-36684).

10.1	Contribution Agreement, dated as of October 10, 2014, by and among Dominion Midstream Partners, LP, Dominion Midstream GP, LLC, Dominion Cove Point, Inc., Cove Point GP Holding Company, LLC, Dominion Cove Point LNG, LP, Dominion MLP Holding Company, LLC and Dominion Gas Projects Company, LLC (Exhibit 10.1, Form 8-K filed October 17, 2014, File No. 1-36684).

10.2	Inter-Company Credit Agreement by and between Dominion Midstream Partners, LP and Dominion Resources, Inc. (Exhibit 10.1, Form 8-K filed October 20, 2014, File No. 1-36684).

10.3	Services Agreement by and between Dominion Midstream GP, LLC and Dominion Resources Services, Inc. (Exhibit 10.2, Form 8-K filed October 20, 2014, File No. 1-36684).

Exhibit Number	Description

10.4	Right of First Offer Agreement by and between Dominion Midstream Partners, LP and Dominion Resources, Inc. (Exhibit 10.3, Form 8-K filed October 20, 2014, File No. 1-36684).

10.5*	Dominion Energy Midstream Partners, LP 2014 Long-Term Incentive Plan (Exhibit 10.6, Form 8-K filed October 20, 2014, File No. 1-36684).

10.6†	Terminal Expansion Agreement Cove Point between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated September 1, 2006 (Exhibit 10.6, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.7†	Amendment to the Terminal Expansion Agreement between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated December 14, 2007 (Exhibit 10.7, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864)

10.8†	Acknowledgment and Amendment to the Precedent Agreement for Firm LNG Tanker Discharging Service (Expansion Project) and to the Terminal Expansion Agreement Cove Point between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated April 2009 (Exhibit 10.8, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.9	Amendment to the Terminal Expansion Agreement Cove Point between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated September 22, 2009 (Exhibit 10.9, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.10†	Agreement and Amendment to the Terminal Expansion Agreement between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated January 26, 2011 (Exhibit 10.10, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.11	Agreement and Amendment to the Terminal Expansion Agreement between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated April, 2012 (Exhibit 10.11, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.12†	Early Termination Letter Agreement between Dominion Cove Point LNG, LP and Statoil Natural Gas LLC, dated March 15, 2013 (Exhibit 10.12, Amendment No. 2 to Form S-1 Registration Statement filed June 23, 2014, File No. 333-194864).

10.13	Form of Promissory Note in the initial principal amount of $295,331,972 dated April 1, 2015 (Exhibit 2.1, Form 8-K filed April 1, 2015, File No. 1-36684).

10.14	Fourth Amended and Restated Agreement of Limited Partnership of Dominion Cove Point LNG, LP among Cove Point GP Holding Company, LLC, Dominion Gas Projects Company, LLC and Dominion Cove Point, Inc. (Exhibit 10.2, Form 10-Q for the quarter ended March 31, 2015 filed May 5, 2015, File No. 1-36684).

10.15*	Non-employees directors’ annual compensation for Dominion Energy Midstream GP, LLC (Exhibit 10.15, Form 10-K for the year ended December 31, 2015 filed February 26, 2016, File No. 1-36684).

10.16*	Form of Restricted Unit Award Agreement for Non-Employee Directors under the 2014 Long-Term Incentive Plan approved December 18, 2015 (Exhibit 10.16, Form 10-K for the year ended December 31, 2015 filed February 26, 2016, File No. 1-36684).

10.17	Series A Preferred Unit and Common Unit Purchase Agreement, dated as of October 27, 2016, among Dominion Midstream Partners, LP and the purchasers party thereto (Exhibit 10.1, Form 8-K filed October 31, 2016, File No. 1-36684).

10.18	$300,000,000 Term Loan Agreement, dated as of October 28, 2016, among Dominion Midstream Partners, LP, QPC Holding Company, as Guarantor, the several lenders from time to time parties thereto, Royal Bank of Canada, as Administrative Agent, and Mizuho Bank, Ltd., as Syndication Agent (Exhibit 10.2, Form 8-K filed October 31, 2016, File No. 1-36684).

21	Subsidiaries of Dominion Energy Midstream Partners, LP (filed herewith).

23	Consent of Deloitte & Touche LLP (filed herewith).

31.a	Certification by Chief Executive Officer of Dominion Energy Midstream Partners, LP’s general partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit Number	Description

31.b	Certification by Chief Financial Officer of Dominion Energy Midstream Partners, LP’s general partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Energy Midstream Partners, LP’s general partner, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial statements from Dominion Energy Midstream’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 27, 2018, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity and Partners’ Capital (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

*	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted for certain portions of this exhibit pursuant to a confidential treatment order granted by the Securities and Exchange Commission. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINION ENERGY MIDSTREAM PARTNERS, LP Registrant

By:	Dominion Energy Midstream GP, LLC, its general partner

By:	/s/ Thomas F. Farrell, II
(Thomas F. Farrell, II, Chairman, President and Chief Executive Officer)

Date: February 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of February, 2018.

Signature	Title

/s/ Thomas F. Farrell, II Thomas F. Farrell, II	Chairman of the Board of Directors, President and Chief Executive Officer of Dominion Energy Midstream GP, LLC

/s/ Diane Leopold Diane Leopold	Director of Dominion Energy Midstream GP, LLC

/s/ John A. Luke, Jr. John A. Luke, Jr.	Director of Dominion Energy Midstream GP, LLC

/s/ Mark F. McGettrick Mark F. McGettrick	Director, Executive Vice President and Chief Financial Officer of Dominion Energy Midstream GP, LLC

/s/ Harris H. Simmons	Director of Dominion Energy Midstream GP, LLC
Harris H. Simmons

/s/ John W. Snow John W. Snow	Director of Dominion Energy Midstream GP, LLC

/s/ David A. Wollard	Director of Dominion Energy Midstream GP, LLC
David A. Wollard

/s/ Michele L. Cardiff Michele L. Cardiff	Vice President, Controller and Chief Accounting Officer of Dominion Energy Midstream GP, LLC