Form 10-Q
period 2018-03-31
Dominion Energy Midstream Partners, LP
filed 2018-05-04
CIK 1603286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

______________________________

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive office and registrant’s telephone number	I.R.S. Employer Identification Number
001-36684	Dominion Energy Midstream Partners, LP	46-5135781

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

The registrant had 67,959,770 common units and 31,972,789 subordinated units outstanding at April 13, 2018.

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

Cove Point	Dominion Energy Cove Point LNG, LP

Cove Point LNG Facility	An LNG terminalling and storage facility located on the Chesapeake Bay in Lusby, Maryland owned by Cove Point

Cove Point Pipeline	An approximately 136-mile natural gas pipeline owned by Cove Point that connects the Cove Point LNG Facility to interstate natural gas pipelines

DECG	Dominion Energy Carolina Gas Transmission, LLC

DECG Acquisition	The acquisition of DECG by Dominion Energy Midstream from Dominion Energy on April 1, 2015

DECGS	Dominion Energy Carolina Gas Services, Inc.

DEQPS	Dominion Energy Questar Pipeline Services, Inc.

DES	Dominion Energy Services, Inc.

DOE	U.S. Department of Energy

Dominion Energy

The legal entity, Dominion Energy, Inc., one or more of its consolidated subsidiaries (other than Dominion Energy Midstream GP, LLC and its subsidiaries) or operating segments, or the entirety of Dominion Energy, Inc. and its consolidated subsidiaries

Dominion Energy Midstream

The legal entity, Dominion Energy Midstream Partners, LP, one or more of its consolidated subsidiaries, Cove Point GP Holding Company, LLC, Iroquois GP Holding Company, LLC, DECG and Dominion Energy Questar Pipeline, or the entirety of Dominion Energy Midstream Partners, LP and its consolidated subsidiaries

Dominion Energy Questar Pipeline	The legal entity, Dominion Energy Questar Pipeline, LLC, one or more of its consolidated subsidiaries, or the entirety of Dominion Energy Questar Pipeline, LLC and its consolidated subsidiaries

Dominion Energy Questar Pipeline Acquisition	The acquisition of Dominion Energy Questar Pipeline by Dominion Energy Midstream from Dominion Energy on December 1, 2016

Abbreviation or Acronym	Definition

Dth	Dekatherm

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

Liquefaction Project	A natural gas export/liquefaction facility at Cove Point

LNG	Liquefied natural gas

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MLP	Master limited partnership, equivalent to publicly traded partnership

Modified Net Operating Income	Cove Point’s Net Operating Income plus any interest expense included in the computation of Net Operating Income

Net Operating Income	Cove Point’s gross revenues from operations minus its interest expense and operating expenses, but excluding depreciation and amortization, as determined for U.S. federal income tax purposes

NGA	Natural Gas Act of 1938, as amended

NYSE	New York Stock Exchange

Offering	The initial public offering of common units of Dominion Energy Midstream

Overthrust	Dominion Energy Overthrust Pipeline, LLC, a wholly-owned subsidiary of Dominion Energy Questar Pipeline

Preferred Equity Interest	A perpetual, non-convertible preferred equity interest in Cove Point entitled to the Preferred Return Distributions and the Additional Return Distributions

Preferred Return Distributions	The first $50.0 million of annual cash distributions made by Cove Point

SCE&G	South Carolina Electric & Gas Company, a wholly-owned subsidiary of SCANA Corporation

SEC	Securities and Exchange Commission

Abbreviation or Acronym	Definition

Series A Preferred Units	Series A convertible preferred units representing limited partner interests in Dominion Energy Midstream, issued in December 2016

Storage Customers

The four local distribution companies that receive firm peaking services from Cove Point, consisting of Atlanta Gas Light Company, Public Service Company of North Carolina, Incorporated, Virginia Natural Gas, Inc. and Washington Gas Light Company

Transco	Transcontinental Gas Pipe Line Company, LLC

VIE	Variable interest entity

White River Hub	White River Hub, LLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION ENERGY MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2018	2017
(millions, except per unit data)
Operating Revenue(1)	$110.1	$130.2
Operating Expenses
Purchased gas(1)	10.3	12.2
Other operations and maintenance:
Affiliated suppliers	19.4	15.6
Other	18.2	15.5
Depreciation and amortization	24.5	24.9
Other taxes	9.7	9.3
Total operating expenses	82.1	77.5
Income from operations	28.0	52.7
Earnings from equity method investees	11.0	8.0
Other income	1.8	1.3
Interest and related charges(1)	6.9	7.7
Net income including noncontrolling interest and predecessors	33.9	54.3
Less: Net income (loss) attributable to noncontrolling interest	(23.4)	2.1
Net income attributable to partners	$57.3	$52.2
Net income attributable to partners' ownership interest
Preferred unitholders' interest in net income	$9.5	$9.5
General partner's interest in net income	8.9	2.7
Common unitholders' interest in net income	26.4	27.1
Subordinated unitholder's interest in net income	12.5	12.9
Net income per limited partner unit (basic)
Common units	$0.39	$0.40
Subordinated units	0.39	0.40
Net income per limited partner unit (diluted)
Common units	$0.35	$0.37
Subordinated units	0.39	0.40
(1)	See Note 16 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Midstream’s Consolidated Financial Statements.

DOMINION ENERGY MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2018	2017
(millions)
Net income including noncontrolling interest and predecessors	$33.9	$54.3
Other comprehensive income (loss):
Net deferred gains (losses) on derivatives-hedging activities	2.0	(0.5)
Amounts reclassified to net income:
Net derivative losses-hedging activities	0.1	—
Other comprehensive income (loss)	2.1	(0.5)
Comprehensive income including noncontrolling interest and predecessors	36.0	53.8
Comprehensive income (loss) attributable to noncontrolling interests	(23.4)	2.1
Comprehensive income attributable to partners	$59.4	$51.7

The accompanying notes are an integral part of Dominion Energy Midstream’s Consolidated Financial Statements.

DOMINION ENERGY MIDSTREAM PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 31, 2017(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$27.8	$11.0
Restricted cash and equivalents	104.7	12.7
Customer and other receivables (less allowance for doubtful accounts of $0.3 and $0.2)	28.4	32.1
Affiliated receivables	12.3	14.1
Prepayments	6.8	11.3
Inventories	35.3	31.4
Other(2)	17.7	28.1
Total current assets	233.0	140.7
Investment in Equity Method Affiliates	256.2	253.8
Property, Plant and Equipment
Property, plant and equipment	7,868.3	7,788.9
Accumulated depreciation and amortization	(1,123.3)	(1,101.5)
Total property, plant and equipment, net	6,745.0	6,687.4
Deferred Charges and Other Assets
Goodwill	819.2	819.2
Intangible assets, net	59.8	35.1
Other(2)	46.6	44.1
Total deferred charges and other assets	925.6	898.4
Total assets	$8,159.8	$7,980.3

(1)	Dominion Energy Midstream's Consolidated Balance Sheet at December 31, 2017 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 16 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Midstream's Consolidated Financial Statements.

DOMINION ENERGY MIDSTREAM PARTNERS, LP

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

	March 31, 2018	December 31, 2017(1)
(millions)
LIABILITIES AND EQUITY AND PARTNERS' CAPITAL
Current Liabilities
Securities due within one year	$5.0	$5.0
Accounts payable	19.1	26.5
Payables to affiliates	13.9	12.7
Dominion Energy credit facility borrowings	34.1	26.4
Affiliated current borrowings	7.3	—
Contract liabilities	1.4	1.8
Customer deposits	106.0	1.1
Other(2)	62.8	73.6
Total current liabilities	249.6	147.1
Long-Term Debt	724.1	725.7
Deferred Credits and Other Liabilities
Regulatory liabilities	132.3	131.1
Contract liabilities	14.7	13.9
Other(2)	68.5	67.3
Total deferred credits and other liabilities	215.5	212.3
Total liabilities	1,189.2	1,085.1
Commitments and Contingencies (see Note 14)
Equity and Partners' Capital
Preferred unitholders - public (18,942,714 units issued and outstanding at March 31, 2018 and December 31, 2017)	496.0	496.0
Preferred unitholder - Dominion Energy (11,365,628 units issued and outstanding at March 31, 2018 and December 31, 2017)	303.6	303.6
Common unitholders - public (49,455,142 and 49,318,899 units issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	1,123.2	1,115.6
Common unitholder - Dominion Energy (18,504,628 units issued and outstanding at March 31, 2018 and December 31, 2017)	464.4	463.2
Subordinated unitholder - Dominion Energy (31,972,789 units issued and outstanding at March 31, 2018 and December 31, 2017)	495.3	493.0
General Partner interest - Dominion Energy (non-economic interest)	(22.0)	(23.6)
Accumulated other comprehensive income	3.5	1.4
Total Dominion Energy Midstream Partners, LP partners' capital	2,864.0	2,849.2
Noncontrolling interest	4,106.6	4,046.0
Total equity and partners' capital	6,970.6	6,895.2
Total liabilities and equity and partners' capital	$8,159.8	$7,980.3

(1)	Dominion Energy Midstream's Consolidated Balance Sheet at December 31, 2017 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 16 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Midstream's Consolidated Financial Statements.

DOMINION ENERGY MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS' CAPITAL

(Unaudited)

	Partnership
	Preferred Unitholders Public	Preferred Unitholder Dominion Energy	Common Unitholders Public	Common Unitholder Dominion Energy	Subordinated Unitholder Dominion Energy	General Partner Dominion Energy (non- economic interest)	AOCI	Total Dominion Energy Midstream Partners, LP Partners' Equity and Capital	Noncontrolling interest	Total Equity and Partners' Capital
(millions)
December 31, 2016	$492.1	$301.2	$1,082.1	$457.4	$483.0	$(29.2)	$(0.4)	$2,786.2	$3,313.7	$6,099.9
Net income including noncontrolling interest and predecessors	5.9	3.6	19.6	7.5	12.9	2.7	—	52.2	2.1	54.3
Equity contributions from Dominion Energy	—	—	—	—	—	0.2	—	0.2	329.2	329.4
Distributions	(2.0)	(1.2)	(12.7)	(4.8)	(8.3)	(1.7)	—	(30.7)	—	(30.7)
Other comprehensive loss	—	—	—	—	—	—	(0.5)	(0.5)	—	(0.5)
Unit awards (net of unearned compensation)	0.1	—	—	—	—	—	—	0.1	—	0.1
Other	(0.1)	—	—	—	—	—	—	(0.1)	0.5	0.4
March 31, 2017	$496.0	$303.6	$1,089.0	$460.1	$487.6	$(28.0)	$(0.9)	$2,807.4	$3,645.5	$6,452.9

December 31, 2017	$496.0	$303.6	$1,115.6	$463.2	$493.0	$(23.6)	$1.4	$2,849.2	$4,046.0	$6,895.2
Net income (loss) including noncontrolling interest and predecessors	5.9	3.6	19.3	7.1	12.5	8.9	—	57.3	(23.4)	33.9
Issuance of common units, net of offering costs	—	—	3.9	—	—	—	—	3.9	—	3.9
Equity contributions from Dominion Energy	—	—	—	—	—	—	—	—	83.8	83.8
Distributions	(5.9)	(3.6)	(15.7)	(5.9)	(10.2)	(7.3)	—	(48.6)	—	(48.6)
Other comprehensive income	—	—	—	—	—	—	2.1	2.1	—	2.1
Unit awards (net of unearned compensation)	—	—	0.1	—	—	—	—	0.1	—	0.1
Other	—	—	—	—	—	—	—	—	0.2	0.2
March 31, 2018	$496.0	$303.6	$1,123.2	$464.4	$495.3	$(22.0)	$3.5	$2,864.0	$4,106.6	$6,970.6

The accompanying notes are an integral part of Dominion Energy Midstream's Consolidated Financial Statements.

DOMINION ENERGY MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2018	2017
(millions)
Operating Activities
Net income including noncontrolling interest and predecessors	$33.9	$54.3
Adjustments to reconcile net income including noncontrolling interest and predecessors to net cash provided by operating activities:
Depreciation and amortization	24.5	24.9
Other adjustments	(3.8)	(1.5)
Changes in:
Customer and other receivables	3.7	14.2
Affiliated receivables	1.8	5.6
Prepayments	4.5	1.8
Inventories	(3.9)	(1.8)
Accounts payable	(2.8)	4.6
Payables to affiliates	1.2	(1.4)
Accrued interest, payroll and taxes	(2.3)	2.1
Customer deposits	104.9	—
Other operating assets and liabilities	6.0	7.8
Net cash provided by operating activities	167.7	110.6
Investing Activities
Plant construction and other property additions	(110.4)	(361.1)
Other	—	(1.0)
Net cash used in investing activities	(110.4)	(362.1)
Financing Activities
Dominion Energy credit facility borrowings, net	7.7	4.7
Affiliated current borrowings, net	7.3	—
Issuance of long-term debt	250.0	—
Repayment of long-term debt	(250.0)	—
Contributions from Dominion Energy	83.8	329.2
Distributions to preferred unitholders	(9.5)	(3.2)
Distributions to common unitholders	(21.6)	(17.5)
Distributions to subordinated unitholder	(10.2)	(8.3)
Distributions to general partner	(7.3)	(1.7)
Other	1.3	(0.2)
Net cash provided by financing activities	51.5	303.0
Increase in cash, restricted cash and equivalents	108.8	51.5
Cash, restricted cash and equivalents at beginning of period	23.7	64.6
Cash, restricted cash and equivalents at end of period	$132.5	$116.1
Supplemental Cash Flow Information
Significant noncash investing and financing activities:
Accrued capital expenditures	$27.1	$16.2
Equity contributions from Dominion Energy to relieve payables to affiliates	—	0.2

The accompanying notes are an integral part of Dominion Energy Midstream's Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

Dominion Energy Midstream is a Delaware limited partnership formed by Dominion MLP Holding Company, LLC and Dominion Energy Midstream GP, LLC, both indirect wholly-owned subsidiaries of Dominion Energy, to grow a portfolio of natural gas terminalling, processing, storage, transportation and related assets.

Dominion Energy Midstream holds the Preferred Equity Interest and non-economic general partner interest in Cove Point, the owner and operator of the Cove Point LNG Facility, the Cove Point Pipeline and the Liquefaction Project, which commenced commercial operations in April 2018.  The Preferred Equity Interest is a perpetual, non-convertible preferred equity interest entitled to Preferred Return Distributions so long as Cove Point has sufficient cash and undistributed Net Operating Income (determined on a cumulative basis from the closing of the Offering) from which to make Preferred Return Distributions. Preferred Return Distributions are made on a quarterly basis and are not cumulative. The Preferred Equity Interest is also entitled to the Additional Return Distributions.

In addition, Dominion Energy Midstream owns DECG and a 25.93% noncontrolling partnership interest in Iroquois, both of which are FERC-regulated interstate natural gas pipelines.  Dominion Energy Midstream also owns Dominion Energy Questar Pipeline, which owns and operates interstate natural gas pipeline and storage facilities in the western U.S., including a 50% noncontrolling partnership interest in White River Hub. Dominion Energy Questar Pipeline’s operations are primarily regulated by FERC.

Basis of Presentation

The contribution by Dominion Energy to Dominion Energy Midstream of the general partner interest in Cove Point and a portion of the Preferred Equity Interest is considered to be a reorganization of entities under common control.  As a result, Dominion Energy Midstream’s basis is equal to Dominion Energy’s cost basis in the general partner interest in Cove Point and a portion of the Preferred Equity Interest. As discussed in Note 16 to the Consolidated Financial Statements in Dominion Energy Midstream’s Annual Report on Form 10-K for the year ended December 31, 2017, Dominion Energy Midstream is the primary beneficiary of, and therefore consolidates, Cove Point. As such, Dominion Energy Midstream’s investment in the Preferred Equity Interest and Cove Point's preferred equity interest are eliminated in consolidation.  Dominion Energy's retained common equity interest in Cove Point is reflected as noncontrolling interest.

The financial statements for all periods presented include costs for certain general, administrative and corporate expenses assigned by DES, DECGS or DEQPS to Dominion Energy Midstream on the basis of direct and allocated methods in accordance with Dominion Energy Midstream's services agreements with DES, DECGS and DEQPS.  Where costs incurred cannot be determined by specific identification, the costs are allocated based on the proportional level of effort devoted by DES, DECGS or DEQPS resources attributable to the entities, determined by reference to number of employees, salaries and wages and other similar measures for the relevant DES, DECGS or DEQPS service. Management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses are reasonable.

Note 2. Significant Accounting Policies

Interim Financial Information and Estimates

As permitted by the rules and regulations of the SEC, Dominion Energy Midstream's accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in Dominion Energy Midstream’s Annual Report on Form 10-K for the year ended December 31, 2017.

In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly Dominion Energy Midstream's financial position at March 31, 2018, its results of operations for the three months ended March 31, 2018 and 2017 and its cash flows and changes in equity and partners’ capital for the three months ended March 31, 2018 and 2017. Such adjustments are normal and recurring in nature unless otherwise noted.

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

Certain amounts in Dominion Energy Midstream's 2017 Consolidated Financial Statements and Notes have been reclassified as a result of the adoption of revised accounting guidance pertaining to restricted cash and equivalents and certain distributions from equity method investees. In addition, certain other amounts have been reclassified to conform to the 2018 presentation for comparative purposes; however, such reclassifications did not affect Dominion Energy Midstream’s net income, total assets, liabilities, equity and partners’ capital or cash flows.

The effects of the adoption of new accounting standards on the Consolidated Financial Statements are described below. There have been no other significant changes from Note 3 to the Consolidated Financial Statements in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2017.

Operating Revenue

Operating revenue is recorded on the basis of services rendered, commodities delivered or contracts settled and includes amounts yet to be billed to customers. Dominion Energy Midstream is currently generating significant revenue and earnings from annual reservation payments under long-term regasification, firm peaking storage and firm transportation contracts. Straight-fixed-variable rate designs are used to allow for recovery of substantially all fixed costs in demand or reservation charges, thereby reducing the earnings impact of volume changes on gas transportation and storage operations. Customer and affiliated receivables include accrued unbilled revenue based on estimated amounts of services provided but not yet billed to customers.

Dominion Energy Midstream collects facility charges related to certain of its expansion projects, which are considered to be contract liabilities. These facility charges are amortized to revenue over the term of the related transportation contract once the related projects have been placed into service.

The primary types of sales and service activities reported as operating revenue for Dominion Energy Midstream, subsequent to the adoption of revised guidance for revenue recognition from contracts with customers, are as follows:

Revenue from Contracts with Customers

•	Regulated gas transportation and storage sales consist primarily of FERC-regulated sales of transmission and storage services;
•	Nonregulated gas transportation and storage sales consist primarily of LNG terminalling services, beginning in April 2018;
•	Other regulated revenue consists primarily of sales associated with cooling cargos at Cove Point; and
•	Other nonregulated revenue consists primarily of extracted products, gathering and processing, natural gas sales and miscellaneous service revenues.

Other Revenue

•	Other revenue consists primarily of amounts related to the monetization of a bankruptcy claim acquired as part of the DECG Acquisition.

The primary types of sales and service activities reported as operating revenue for Dominion Energy Midstream, prior to the adoption of revised guidance for revenue recognition from contracts with customers, were as follows:

•	Regulated gas sales consisted primarily of FERC-regulated natural gas sales;
•	Gas transportation and storage consisted primarily of FERC-regulated sales of storage and transmission services; and
•	Other revenue consisted primarily of sales of purchased gas retained for use in routine operations and LNG cargos and the renegotiated contract payments related to certain import-related contracts.

Transportation and storage contracts are primarily stand-ready service contracts that include fixed reservation and variable usage fees. Fixed fees are recognized ratably over the life of the contract as the stand-ready performance obligations are satisfied, while variable usage fees are recognized when Dominion Energy Midstream has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the performance obligation completed to date. Substantially all of Dominion Energy Midstream’s revenues are derived from performance obligations satisfied over time, rather than recognized at a single point in time. The contract with the customer states the final terms of the sale, including the description, quantity and price of each product or service purchased. Payment for most sales and services varies by contract type, but is typically due within a month of billing.

Dominion Energy Midstream typically retains natural gas under certain transportation service arrangements that are intended to facilitate performance of the service and allow for natural losses that occur. As the intent of the allowance is to enable fulfillment of the contract rather than to provide compensation for services, the fuel allowance is not included in revenue.

Cash, Restricted Cash and Equivalents

Restricted Cash and Equivalents

Dominion Energy Midstream holds restricted cash balances that primarily consist of amounts held for certain customer deposits as required under FERC gas tariffs and a distribution reserve. In October 2016, Cove Point fully funded a distribution reserve of $25.0 million, sufficient to pay two quarters of Preferred Return Distributions. The distribution reserve was fully utilized to fund the quarterly Preferred Return Distributions paid in November 2017 and February 2018. Upon the adoption of revised accounting guidance in January 2018, restricted cash and equivalents are included within Dominion Energy Midstream’s Consolidated Statements of Cash Flows, with the change in balance no longer considered a separate investing activity.  The retrospective application of this guidance had no impact to the three months ended March 31, 2017. The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within Dominion Energy Midstream’s Consolidated Balance Sheets to the corresponding amounts reported within Dominion Energy Midstream’s Consolidated Statements of Cash Flows:

	Cash, Restricted Cash and Equivalents at End of Period		Cash, Restricted Cash and Equivalents at Beginning of Period
	March 31, 2018	March 31, 2017	December 31, 2017	December 31, 2016
(millions)
Cash and cash equivalents	$ 27.8	$ 91.1	$ 11.0	$ 39.6
Restricted cash and equivalents	104.7	25.0	12.7	25.0
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$ 132.5	$ 116.1	$ 23.7	$ 64.6

Distributions from Equity Method Investees

Dominion Energy Midstream holds investments that are accounted for under the equity method of accounting. Effective January 2018, Dominion Energy Midstream classifies distributions from equity method investees as either cash flows from operating activities or cash flows from investing activities in the Consolidated Statements of Cash Flows according to the nature of the distribution. Distributions received are classified on the basis of the nature of the activity of the investees that generated the distribution as either a return on investment (classified as cash flows from operating activities) or a return of an investment (classified as cash flows from investing activities) when such information is available to Dominion Energy Midstream. Previously, distributions were determined to be either a return on investment or return of an investment based on a cumulative earnings approach whereby any distributions received in excess of earnings were considered to be a return of investment. Dominion Energy Midstream has applied this approach on a retrospective basis and has recast the Consolidated Statements of Cash Flows for the three months ended March 31, 2017, accordingly. As previously reported, Dominion Energy Midstream’s net cash provided by operating activities and net cash used in investing activities for the three months ended March 31, 2017 was $110.3 million and $361.8 million, respectively.

New Accounting Standards

Revenue Recognition

In May 2014, the Financial Accounting Standards Board issued revised accounting guidance for revenue recognition from contracts with customers. Dominion Energy Midstream adopted this revised accounting guidance for interim and annual reporting periods beginning January 1, 2018 using the modified retrospective method.

As a result of adopting this revised accounting guidance, Dominion Energy Midstream no longer records offsetting operating revenue and purchased gas for fuel retained to offset costs on certain transportation and storage arrangements. Such amounts were $10.9 million, recorded in the Consolidated Statements of Income, for the three months ended March 31, 2017.

Note 3. Net Income Per Limited Partner Unit

Net income per limited partner unit applicable to common and subordinated units is computed by dividing the respective limited partners’ interest in net income attributable to Dominion Energy Midstream, after deducting any distributions to Series

A Preferred Units and incentive distributions, by the weighted average number of common and subordinated units outstanding. Because Dominion Energy Midstream has more than one class of participating securities, the two-class method is used when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units, subordinated units, Series A Preferred Units and IDRs. See Note 2 to the Consolidated Financial Statements in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2017 for further information about the Series A Preferred Units.

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

Diluted net income per limited partner unit reflects the potential dilution that could occur if securities, such as the Series A Preferred Units, were converted into common units. When it is determined that potential common units resulting from the Series A Preferred Unit conversion should be included in the diluted net income per limited partner unit calculation, the impact is calculated using the two-class method. Basic and diluted earnings per unit applicable to subordinated limited partner units are the same because there are no potentially dilutive subordinated units outstanding.

The calculation of net income per limited partner unit is as follows:

	Three Months Ended March 31,
	2018	2017
(millions)
Net income attributable to partners	$57.3	$52.2
Less: General partner allocation(1)	—	(0.2)
Less: Preferred unitholder allocation	9.5	9.5
Distributions declared on:
IDRs(2)	8.9	2.9
Common unitholders	22.7	18.4
Subordinated unitholder	10.7	8.8
Total distributions declared	42.3	30.1
Undistributed earnings	$5.5	$12.8
(1)	Represents amounts recognized as equity contributions from our general partner for incurred amounts for which Dominion Energy did not seek reimbursement. See Note 16 for further information.
(2)	Dominion Energy is a non-economic general partner that holds all of the IDRs.

Distributions are declared and paid subsequent to quarter end. The table below summarizes the quarterly distributions on common and subordinated units related to the first quarter of 2017 and 2018.

Quarterly Period Ended	Total Quarterly Distribution (per unit)	Total Cash Distribution (in millions)	Date of Declaration	Date of Record	Date of Distribution
December 31, 2016	$0.2605	$27.5	January 25, 2017	February 6, 2017	February 15, 2017
March 31, 2017	0.2740	30.1	April 21, 2017	May 5, 2017	May 15, 2017
December 31, 2017	0.3180	39.1	January 25, 2018	February 5, 2018	February 15, 2018
March 31, 2018	0.3340	42.3	April 20, 2018	May 4, 2018	May 15, 2018

Record holders of the Series A Preferred Units are entitled to receive cumulative quarterly distributions, payable in cash, payable in kind or a combination thereof at the option of our general partner, equal to $0.3134 in respect of each quarter ending before December 1, 2018. The table below summarizes the quarterly distributions on the Series A Preferred Units related to the first quarter of 2017 and 2018.

Quarterly Period Ended	Total Distribution (in millions)		Amount Payable in Cash (in millions)	Amount Payable in Kind (in millions)
December 31, 2016	$3.2	(1)	$3.2	$—
March 31, 2017	9.5		9.5	—
December 31, 2017	9.5		9.5	—
March 31, 2018	9.5		9.5	—

(1)

For the period subsequent to the issuance of the Series A Preferred Units through December 31, 2016, the initial quarterly cash distribution was calculated as the minimum quarterly distribution of $0.3134 per unit prorated for the portion of the quarter subsequent to the issuance of the Series A Preferred Units.

Basic and diluted net income per limited partner unit for the three months ended March 31, 2018 are as follows:

	Common Units	Subordinated Units	Series A Preferred Units	General Partner (including IDRs)	Total
(millions, except for weighted average units and per unit data)
Three Months Ended March 31, 2018
Preferred unitholder allocation	$—	$—	$9.5	$—	$9.5
Distributions declared	22.7	10.7	—	8.9	42.3
Undistributed earnings	3.7	1.8	—	—	5.5
Net income attributable to partners (basic)	$26.4	$12.5	$9.5	$8.9	$57.3
Dilutive effect of Series A Preferred Units(1)	8.0	—
Net income attributable to partners (diluted)	34.4	12.5
Weighted average units outstanding (basic)	67,931,015	31,972,789
Dilutive effect of Series A Preferred Units(1)	30,308,342	—
Weighted average units outstanding (diluted)	98,239,357	31,972,789
Net income per limited partner unit (basic)	$0.39	$0.39
Net income per limited partner unit (diluted)	$0.35	$0.39
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

Note 4. Unit Activity

Activity in number of units was as follows:

	Convertible Preferred		Common
	Public	Dominion Energy	Public	Dominion Energy	Subordinated	General Partner	Total
						(non-economic interest)
Balance at December 31, 2016	18,942,714	11,365,628	48,734,195	18,504,628	31,972,789	—	129,519,954
Unit-based compensation	—	—	10,444	—	—	—	10,444
Balance at March 31, 2017	18,942,714	11,365,628	48,744,639	18,504,628	31,972,789	—	129,530,398

Balance at December 31, 2017	18,942,714	11,365,628	49,318,899	18,504,628	31,972,789	—	130,104,658
Unit-based compensation	—	—	10,424	—	—	—	10,424
Issuance of common units	—	—	125,819	—	—	—	125,819
Balance at March 31, 2018	18,942,714	11,365,628	49,455,142	18,504,628	31,972,789	—	130,240,901

Note 5. Operating Revenue

Dominion Energy Midstream's operating revenue, subsequent to the adoption of revised guidance for revenue recognition from contracts with customers, consists of the following:

Three Months Ended March 31, 2018
(millions)
Regulated gas transportation and storage(1)	$100.3
Other regulated revenues	5.9
Other nonregulated revenues(1)	3.1
Total operating revenue from contracts with customers	109.3
Other revenue(1)	0.8
Total operating revenue	$110.1
(1)	See Note 16 for amounts attributable to affiliates.

The table below discloses the aggregate amount of the transaction price allocated to fixed-price performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period and when Dominion Energy Midstream expects to recognize this revenue. These revenues relate to contracts containing fixed prices where Dominion Energy Midstream will earn the associated revenue over time as it stands ready to perform services provided. This disclosure does not include revenue related to performance obligations that are part of a contract with original durations of one year or less. In addition, this disclosure does not include expected consideration related to performance obligations for which Dominion Energy Midstream elects to recognize revenue in the amount it has a right to invoice.

	2018	2019	2020	2021	2022	Thereafter	Total
(millions)
Revenue expected to be recognized on multi- year contracts in place at March 31, 2018	$ 804.7	$ 1,117.6	$ 1,087.1	$ 1,057.8	$ 1,000.1	$ 12,830.1	$ 17,897.4

Contract liabilities represent an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration, or the amount that is due, from the customer. At March 31, 2018 and December 31, 2017, Dominion Energy Midstream’s contract liability balances were $16.1 million and $15.7 million, respectively. During the first quarter of 2018, $1.0 million of revenue was recognized from the beginning contract liability balance as Dominion Energy Midstream fulfilled its obligations to provide service to its customers.

Dominion Energy Midstream’s operating revenue, prior to the adoption of revised guidance for revenue recognition from contracts with customers, consisted of the following:

Three Months Ended March 31, 2017
(millions)
Gas transportation and storage	$ 124.6
Regulated gas sales	0.3
Other	5.3
Total operating revenue	$ 130.2

Note 6. Fair Value Measurements

Dominion Energy Midstream's fair value measurements are made in accordance with the policies discussed in Note 8 to the Consolidated Financial Statements in Dominion Energy Midstream’s Annual Report on Form 10-K for the year ended December 31, 2017. See Note 7 for further information about Dominion Energy Midstream’s derivatives and hedge accounting activities.

Recurring Fair Value Measurements

The following table presents Dominion Energy Midstream's assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions.

	Level 1	Level 2	Level 3	Total
(millions)
At March 31, 2018
Assets
Interest rate derivatives	$—	$3.5	$—	$3.5
Total assets	$—	$3.5	$—	$3.5
At December 31, 2017
Assets
Interest rate derivatives	$—	$1.4	$—	$1.4
Total assets	$—	$1.4	$—	$1.4

Fair Value of Financial Instruments

Substantially all of Dominion Energy Midstream's financial instruments are recorded at fair value, with the exception of the instruments described below, which are reported at historical cost. Estimated fair values have been determined using available market information and valuation methodologies considered appropriate by management. The carrying amount of cash and cash equivalents, restricted cash and equivalents, customer and other receivables, affiliated receivables, accounts payable, payables to affiliates, Dominion Energy credit facility borrowings, affiliated current borrowings and customer deposits are representative of fair value because of the short-term nature of these instruments. For Dominion Energy Midstream's financial instruments that are not recorded at fair value, the carrying amounts and estimated fair values are as follows:

	March 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Long-term debt, including securities due within one year(2)	$729.1	$751.4	$730.7	$760.7
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

Note 7. Derivatives and Hedge Accounting Activities

Dominion Energy Midstream’s accounting policies, objectives, and strategies for using derivative instruments are discussed in Note 3 to the Consolidated Financial Statements in Dominion Energy Midstream’s Annual Report on Form 10-K for the year ended December 31, 2017. See Note 6 for further information about fair value measurements and associated valuation methods for derivatives.

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

Balance Sheet Presentation

The tables below present Dominion Energy Midstream's derivative asset balances by type of financial instrument, before and after the effects of offsetting.

	March 31, 2018			December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$3.5	$—	$3.5	$1.4	$—	$1.4
Total derivatives, subject to a master netting or similar arrangement	$3.5	$—	$3.5	$1.4	$—	$1.4

		March 31, 2018				December 31, 2017
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$3.5	$—	$—	$3.5	$1.4	$—	$—	$1.4
Total	$3.5	$—	$—	$3.5	$1.4	$—	$—	$1.4

Volumes

The following table presents the volume of Dominion Energy Midstream’s derivative activity at March 31, 2018. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Interest rate(1)	$—	$300,000,000
(1)	Maturity is determined based on final settlement period.

Ineffectiveness and AOCI

For the three months ended March 31, 2018 and 2017, there were no gains or losses on hedging instruments determined to be ineffective.

The following table presents selected information related to gains on cash flow hedges included in AOCI in Dominion Energy Midstream's Consolidated Balance Sheet at March 31, 2018:

	AOCI	Amounts Expected to be Reclassified to Earnings During the Next 12 Months	Maximum Term
(millions)
Interest rate	$3.5	$1.5	20 months
Total	$3.5	$1.5

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
(millions)
At March 31, 2018
ASSETS
Current Assets
Interest rate	$1.5	$1.5
Total current derivative assets(1)	1.5	1.5
Noncurrent Assets
Interest rate	2.0	2.0
Total noncurrent derivative assets(2)	2.0	2.0
Total derivative assets	$3.5	$3.5
At December 31, 2017
ASSETS
Current Assets
Interest rate	$0.1	$0.1
Total current derivative assets(1)	0.1	0.1
Noncurrent Assets
Interest rate	1.3	1.3
Total noncurrent derivative assets(2)	1.3	1.3
Total derivative assets	$1.4	$1.4
(1)	Current derivative assets are presented in other current assets in Dominion Energy Midstream’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion Energy Midstream's Consolidated Balance Sheets.

The following tables present the gains and losses on Dominion Energy Midstream's derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified From AOCI to Income
(millions)
Three Months Ended March 31, 2018
Derivative type and location of gains (losses):
Interest rate(2)	$2.0	$(0.1)
Total	$2.0	$(0.1)
Three Months Ended March 31, 2017
Derivative type and location of gains (losses):
Interest rate(2)	$(0.5)	$—
Total	$(0.5)	$—
(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy Midstream's Consolidated Statements of Income.
(2)	Amounts recorded in Dominion Energy Midstream's Consolidated Statements of Income are classified in interest and related charges.

Note 8. Equity Method Investments

Dominion Energy Midstream uses the equity method to account for its 25.93% noncontrolling partnership interest in Iroquois and its 50% noncontrolling partnership interest in White River Hub. See further discussion of Iroquois and White River Hub in Note 10 to the Consolidated Financial Statements in Dominion Energy Midstream’s Annual Report on Form 10-K for the year ended December 31, 2017.

The table below summarizes distributions received and income earned from Dominion Energy Midstream's equity method investees for the three months ended March 31, 2018 and 2017.

	Iroquois	White River Hub
(millions)
Three Months Ended March 31, 2018
Distributions received	$7.4	$1.2
Income from equity method investees	10.0	1.0
Three Months Ended March 31, 2017
Distributions received	$5.8	$1.2
Income from equity method investees	7.1	0.9

The table below summarizes the carrying amount of the investments and excess of investment over Dominion Energy Midstream's share of underlying equity in net assets at March 31, 2018 and December 31, 2017.

	Iroquois		White River Hub
(millions)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Carrying amount of investment	$218.2	$215.6	$38.0	$38.2
Excess of investment over Dominion Energy Midstream's share of underlying equity in net assets(1)	122.9	122.9	16.1	16.1
(1)

The difference between the carrying value of Dominion Energy Midstream's equity method investments and its share in the underlying equity in net assets reflects equity method goodwill and is not being amortized.

Note 9. Intangible Assets

In the first quarter of 2018, intangible assets increased $25.0 million for a contractual agreement with a local government taxing authority through 2032 related to the Liquefaction Project.

Note 10. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	March 31, 2018	December 31, 2017
(millions)
Regulatory assets:
Unrecovered gas costs(1)	$2.7	$11.7
Interest rate hedges(2)	0.5	0.7
Other	1.4	2.1
Regulatory assets-current(3)	4.6	14.5
Income taxes recoverable through future rates(4)	3.0	2.8
Interest rate hedges(2)	33.3	33.3
Cost of reacquired debt(5)	1.2	1.3
Other	3.4	3.1
Regulatory assets-noncurrent(6)	40.9	40.5
Total regulatory assets	$45.5	$55.0
Regulatory liabilities:
Overrecovered gas costs(1)	$1.2	$4.8
Customer bankruptcy settlement(7)	2.8	2.8
Provision for future cost of removal and AROs(8)	2.3	2.3
Other	2.2	4.1
Regulatory liabilities-current(9)	8.5	14.0
Provision for future cost of removal and AROs(8)	103.0	101.8
Unrecognized other postretirement benefit costs(10)	13.6	12.8
Customer bankruptcy settlement(7)	14.1	14.8
Other	1.6	1.7
Regulatory liabilities-noncurrent	132.3	131.1
Total regulatory liabilities	$140.8	$145.1

(1)	Reflects unrecovered/overrecovered gas costs, which are subject to annual filings with FERC.
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

(5)

Represents charges incurred on the reacquisition of debt by Dominion Energy Questar Pipeline that are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 2.9 years at March 31, 2018.

(6)	Noncurrent regulatory assets are presented in other deferred charges and other assets in Dominion Energy Midstream’s Consolidated Balance Sheets.
(7)	Represents the balance of proceeds from the monetization of a bankruptcy claim acquired as part of the DECG Acquisition, which is being amortized into operating revenue through February 2024.
(8)	Rates charged to customers include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(9)	Current regulatory liabilities are presented in other current liabilities in Dominion Energy Midstream’s Consolidated Balance Sheets.
(10)	Reflects a regulatory liability for the collection of postretirement benefit costs allowed in rates in excess of expenses incurred at Dominion Energy Questar Pipeline.

At March 31, 2018, approximately $42.1 million of regulatory assets represented past expenditures on which Dominion Energy Midstream does not currently earn a return. With the exception of regulatory assets related to interest rate hedges and reacquired debt, these expenditures are expected to be recovered within two years.

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

Other than the matters discussed below, there have been no significant developments regarding the pending regulatory matters disclosed in Note 14 to the Consolidated Financial Statements in Dominion Energy Midstream’s Annual Report on Form 10-K for the year ended December 31, 2017.

In March 2018, FERC announced actions to address the income tax allowance component of regulated entities' cost-of-service rates as a result of the 2017 Tax Reform Act.  FERC issued a notice of proposed rulemaking introducing a process for determining whether jurisdictional natural gas pipelines may be collecting unjust and unreasonable rates in light of the reduction in the corporate income tax rate. The proposed rule would require all interstate natural gas pipelines to make a one-time informational filing with FERC to provide financial information to allow FERC and other interested parties to analyze the impacts of the changes in tax law.  The actions also included the reversal of FERC's policy allowing MLPs to recover an income tax allowance in cost-of-service rates and requiring other pass-through entities to justify the inclusion of an income tax allowance.  FERC also issued a notice of inquiry seeking comments on whether it should take any additional actions to address changes in federal corporate income taxes, the elimination of an income tax allowance for MLPs, excess or deficient accumulated deferred income taxes and bonus depreciation, among other items.  Given these developments and associated uncertainty, Dominion Energy Midstream is currently unable to predict the outcome of these matters; however, any change in rates permitted to be charged to customers could have a material impact on results of operations, financial condition and/or cash flows.

In March 2018, Overthrust received notice that FERC is initiating an investigation under Section 5 of the NGA to determine whether its rates charged to customers are “just and reasonable.”  Dominion Energy Midstream is unable to predict the outcome of the investigation at this time, which could have a material impact on its results of operations, financial condition and/or cash flows.

In March 2018, Cove Point received FERC authorization to commence service of the Liquefaction Project, which commenced commercial operations in April 2018.

In January 2018, Cove Point received FERC authorization to construct and operate the Eastern Market Access Project, which is expected to be placed into service in late 2019.

Note 12. Variable Interest Entities

There have been no significant changes regarding the entities Dominion Energy Midstream considers VIEs as described in Note 16 to the Consolidated Financial Statements in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2017.

Dominion Energy Midstream reimburses its general partner and affiliates for the costs of providing administrative, management and other services necessary for its operations. For the three months ended March 31, 2018 and 2017, these costs were $0.6 million and $0.4 million, respectively.

In addition to the services purchased by our general partner, Dominion Energy Midstream purchased shared services from DES, DECGS and DEQPS of approximately $9.2 million, $4.1 million and $6.7 million for the three months ended March 31, 2018, respectively, and $6.9 million, $3.2 million and $6.9 million for the three months ended March 31, 2017, respectively. The Consolidated Balance Sheets at March 31, 2018 and December 31, 2017 include amounts due from Dominion Energy Midstream to DES, DECGS and DEQPS of approximately $10.8 million and $8.7 million, respectively.

Note 13. Significant Financing Transactions

Credit Facility

In March 2018, Dominion Energy Midstream entered into a $500.0 million revolving credit facility with certain third party lenders to replace the existing $300.0 million credit facility with Dominion Energy, which was terminated in May 2018. See Note 16 for further information. The credit facility matures in March 2021, bears interest at a variable rate, and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $250.0 million of letters of credit. Borrowings under the credit facility will be utilized primarily to fund capital expenditures and repay the outstanding balance on the terminated Dominion Energy credit facility. There were no amounts outstanding on this credit facility at March 31, 2018. At May 3, 2018, Dominion Energy Midstream had $73.0 million outstanding on this credit facility.

Long-term Debt

In January 2018, Dominion Energy Questar Pipeline issued, through private placements, $100.0 million of 3.53% senior notes and $150.0 million of 3.91% senior notes that mature in 2028 and 2038, respectively.

Note 14. Commitments and Contingencies

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

Surety Bonds

At March 31, 2018, Dominion Energy Midstream had purchased $12.4 million of surety bonds, including $9.9 million held by Cove Point. Under the terms of surety bonds, Dominion Energy Midstream is obligated to indemnify the respective surety bond company for any amounts paid.

Note 15. Credit Risk

Dominion Energy Midstream’s accounting policy for credit risk is discussed in Note 21 to the Consolidated Financial Statements in Dominion Energy Midstream’s Annual Report on Form 10-K for the year ended December 31, 2017.

At March 31, 2018, Dominion Energy Midstream provided service to approximately 150 customers, including the Storage Customers, marketers or end users, power generators, utilities and the Import Shippers. The two largest customers comprised approximately 33% of the total operating revenues for the three months ended March 31, 2018, with Dominion Energy Midstream’s largest customer, an affiliate, representing approximately 18% of such amount during the period. The three largest customers comprised approximately 42% of the total transportation and storage revenues for the three months ended March 31, 2017, with Dominion Energy Midstream's largest customer, an affiliate, representing approximately 16% of such amount during the period.

In March 2018, Dominion Energy Midstream received $104.4 million of cash from its second largest customer as a result of a downgrade in the customer’s guarantor’s credit rating, in accordance with the terms of the customer’s contracts and certain provisions of the FERC Gas Tariff. Such deposit may be returned to the customer upon the occurrence of certain conditions.

Note 16. Related-Party Transactions

Dominion Energy Midstream engages in related-party transactions primarily with other Dominion Energy subsidiaries (affiliates), including our general partner. Dominion Energy Midstream's receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. Cove Point participates in certain Dominion Energy benefit plans as described in Note 18 to the Consolidated Financial Statements in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2017. In Dominion Energy Midstream's Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, amounts due to Dominion Energy associated with these benefit plans included in other deferred credits and other liabilities were $8.9 million and $8.2 million, respectively, and amounts due from Dominion Energy at March 31, 2018 and December 31, 2017 included in other deferred charges and other assets were $2.6 million and $2.2 million, respectively. In connection with the Dominion Energy Questar Pipeline Acquisition, transition costs of $0.2 million incurred by our general partner were expensed to operations and maintenance expense in the Consolidated Statements of Income for the three months ended March 31, 2017. A discussion of the remaining significant related party transactions follows.

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

Affiliated transactions are presented below:

	Three Months Ended March 31,
	2018	2017
(millions)
Sales of natural gas transportation and storage services to affiliates	$20.4	$22.6
Services provided to affiliates	0.2	0.6
Purchased gas from affiliates	—	2.5
Goods and services provided by affiliates to Dominion Energy Midstream(1)	24.0	22.5
(1)	Includes $4.6 million and $6.9 million of capitalized expenditures for the three months ended March 31, 2018 and 2017, respectively.

Dominion Energy Credit Facility

In connection with the Offering, Dominion Energy Midstream entered into a credit facility with Dominion Energy with a borrowing capacity of $300.0 million. A summary of certain key terms of the credit facility with Dominion Energy is included in Note 22 to the Consolidated Financial Statements in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2017. At March 31, 2018 and December 31, 2017, $34.1 million and $26.4 million was outstanding against the credit facility, respectively. Outstanding borrowings are presented within current liabilities. Interest charges related to Dominion Energy Midstream's borrowings against the facility were $0.4 million for both the three months ended March 31, 2018 and 2017. In April and May 2018, Dominion Energy Midstream repaid $73.0 million, representing all of the outstanding principal plus interest. In May 2018, Dominion Energy Midstream provided notice to Dominion Energy for termination of the credit facility. Dominion Energy waived the 90-day notice requirement and termination was effective immediately.

Intercompany Revolving Credit Agreement with Dominion Energy

In March 2018, Cove Point entered into a $50.0 million intercompany revolving credit agreement with Dominion Energy, which matures in March 2019 and bears interest at a variable rate, for the purpose of funding items other than capital expenditures. At March 31, 2018, $7.3 million was outstanding under this credit agreement, which had a weighted-average interest rate of 3.27%. Interest charges related to Cove Point’s borrowings under the credit agreement were immaterial for the three months ended March 31, 2018. In April and May 2018, Cove Point drew an additional $15.2 million.

Unbilled Revenue

Affiliated receivables at March 31, 2018 and December 31, 2017 included $6.5 million and $7.0 million, respectively, of accrued unbilled revenue based on estimated amounts of services provided but not yet billed to affiliates.

Natural Gas Imbalances

Dominion Energy Midstream maintains natural gas imbalances with affiliates. The imbalances with affiliates are provided below:

	March 31, 2018	December 31, 2017
(millions)
Imbalances payable to affiliates(1)	$1.4	$1.7
Imbalances receivable from affiliates(2)	0.1	—
(1)	Recorded in other current liabilities in the Consolidated Balance Sheets.
(2)	Recorded in other current assets in the Consolidated Balance Sheets.

Right of First Offer

In connection with the Offering, Dominion Energy Midstream entered into a right of first offer agreement with Dominion Energy as described in Note 22 to the Consolidated Financial Statements in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2017.  There have been no changes to this agreement.

Contributions from Dominion Energy

For the three months ended March 31, 2018 and 2017, Dominion Energy contributed $83.8 million and $329.2 million, respectively, to Cove Point. In April and May 2018, Dominion Energy contributed a total of $10.8 million to Cove Point. These contributions from Dominion Energy to Cove Point primarily represent funding for capital expenditures related to the Liquefaction Project. During the first quarter of 2018, $25.0 million of contributions were utilized to fund the payment under a contractual agreement with a local government taxing authority at Cove Point.

For the three months ended March 31, 2017, Dominion Energy allocated costs of $0.2 million to Dominion Energy Midstream related to the Dominion Energy Questar Pipeline Acquisition for which Dominion Energy did not seek reimbursement.

Note 17. Income Taxes

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

See Note 23 to the Consolidated Financial Statements in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.

Note 18. Operating Segment

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

The following table presents segment information pertaining to Dominion Energy Midstream's operations:

	Gas Infrastructure	Corporate and Other	Total
(millions)
Three Months Ended March 31, 2018
Operating revenue	$110.1	$—	$110.1
Earnings from equity method investees	11.0	—	11.0
Net income including noncontrolling interest and predecessors	33.9	—	33.9
Net income attributable to partners	57.3	—	57.3
Three Months Ended March 31, 2017
Operating revenue	$130.2	$—	$130.2
Earnings from equity method investees	8.0	—	8.0
Net income (loss) including noncontrolling interest and predecessors	54.5	(0.2)	54.3
Net income (loss) attributable to partners	52.4	(0.2)	52.2

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
•

Changes to federal, state and local environmental laws and regulations, including those related to climate change, the tightening of emission or discharge limits for greenhouse gases and other substances, more extensive permitting requirements and the regulation of additional substances;

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

•	Changes in future levels of domestic and international natural gas production, supply or consumption;
•	Fluctuations in future volumes of LNG imports or exports from the U.S. and other countries worldwide or demand for, purchases of, and prices related to natural gas or LNG;
•	Additional competition in industries in which we operate;
•	Changes to regulated gas transportation and storage rates collected by us;
•	Changes in operating, maintenance and construction costs;
•	Adverse outcomes in litigation matters or regulatory proceedings;
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

Additionally, other risks that could cause actual results to differ from predicted results are described in Item 1A. Risk Factors in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2017 and Part II, Item 1A. Risk Factors in this report.

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

The GAAP measure most directly comparable to EBITDA and Adjusted EBITDA is net income, and the GAAP measure most directly comparable to distributable cash flow is net cash provided by operating activities. EBITDA, Adjusted EBITDA and distributable cash flow should not be considered alternatives to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA, Adjusted EBITDA and distributable cash flow exclude some, but not all, items that affect net income, operating income and cash flow from operating activities, and these measures may vary among other companies. Therefore, EBITDA, Adjusted EBITDA and distributable cash flow as presented may not be comparable to similarly titled measures of other companies.

Factors Impacting Comparability of Our Financial Results

As of March 31, 2018, there have been no significant changes with regard to the factors impacting comparability of our financial results as disclosed in MD&A in Dominion Energy Midstream’s Annual Report on Form 10-K for the year ended December 31, 2017. The factors disclosed included the Cove Point rate case, Dominion Energy Questar Pipeline Acquisition, Iroquois rate settlement, acquisition of interest in Iroquois, DECG acquisition, import contracts, the Liquefaction Project and income taxes.

Accounting Matters

Critical Accounting Policies and Estimates

As of March 31, 2018, there have been no significant changes to the critical accounting policies and estimates disclosed in MD&A in Dominion Energy Midstream’s Annual Report on Form 10-K for the year ended December 31, 2017. The policies previously disclosed included the accounting for regulated operations, use of estimates in goodwill impairment testing and use of estimates in long-lived asset and equity method investment impairment testing.

Results of Operations

Presented below are selected amounts related to Dominion Energy Midstream's results of operations:

	First Quarter
	2018	2017	$ Change
(millions)
Operating revenue	$110.1	$130.2	$(20.1)
Purchased gas	10.3	12.2	(1.9)
Net revenue	99.8	118.0	(18.2)
Other operations and maintenance	37.6	31.1	6.5
Depreciation and amortization	24.5	24.9	(0.4)
Other taxes	9.7	9.3	0.4
Earnings from equity method investees	11.0	8.0	3.0
Other income	1.8	1.3	0.5
Interest and related charges	6.9	7.7	(0.8)
Net income including noncontrolling interest and predecessors	$33.9	$54.3	$(20.4)
Less: Net income (loss) attributable to noncontrolling interest	(23.4)	2.1
Net income attributable to partners	$57.3	$52.2
EBITDA	$65.3	$86.9
Adjusted EBITDA	$79.5	$75.4
Distributable cash flow	$52.1	$44.1

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measure for the three months ended March 31, 2018 and 2017.

	First Quarter
	2018	2017
(millions)
Adjustments to reconcile net income including noncontrolling interest and predecessors to EBITDA and Adjusted EBITDA:
Net income including noncontrolling interest and predecessors	$33.9	$54.3
Add:
Depreciation and amortization	24.5	24.9
Interest and related charges	6.9	7.7
EBITDA	$65.3	$86.9
Distributions from equity method investees	8.6	7.0
Less:
Earnings from equity method investees	11.0	8.0
EBITDA attributable to noncontrolling interest	(16.6)	10.5
Adjusted EBITDA	$79.5	$75.4

The following table presents a reconciliation of distributable cash flow to the most directly comparable GAAP financial measure for the three months ended March 31, 2018 and 2017.

	First Quarter
	2018	2017
(millions)
Adjustments to reconcile net cash provided by operating activities to distributable cash flow:
Net cash provided by operating activities(1)	$167.7	$110.6
Less:
Cash attributable to (from) noncontrolling interest(2)	(16.2)	18.8
Restricted cash for customer deposits	104.4	—
Other changes in working capital and noncash adjustments	(12.5)	(16.4)
Cash received from distribution reserve(2)	12.5	—
Adjusted EBITDA	79.5	75.4
Adjustments to cash:
Less: Distributions to preferred unitholders(3)	(9.5)	(9.5)
Plus (less): Contract liabilities(4)	0.8	(0.1)
Less: Amortization of regulatory liability(5)	(0.7)	(0.7)
Less: Maintenance capital expenditures(6)	(9.1)	(13.2)
Plus: Acquisition costs funded by Dominion Energy	—	0.2
Less: Interest expense and AFUDC equity	(9.0)	(8.1)
Plus: Non-cash director compensation	0.1	0.1
Distributable cash flow	$52.1	$44.1
(1)

Amounts for 2017 have been recast to reflect the adoption in the first quarter of 2018 of a new accounting standard for the presentation of equity method investment distributions within the Consolidated Statements of Cash Flows. As a result, net cash provided by operating activities for the first quarter of 2017 includes $0.3 million of amounts previously reported in investing activities. As such, this reconciliation does not include an adjustment for equity method investee distributions included in investing activities.

(2)

The Preferred Equity Interest is a perpetual, non-convertible preferred equity interest entitled to the Preferred Return Distributions.  Any excess in cash available over the $50.0 million is attributable to the noncontrolling interest held by Dominion Energy but not available for distribution until the distribution reserve has been fully funded. The $25.0 million distribution reserve was fully funded in the fourth quarter of 2016, the remaining $12.5 million of which was utilized in the first quarter of 2018 to fund the quarterly Preferred Return Distribution.

(3)	Represents distributions to which holders of the Series A Preferred Units are entitled.
(4)	Adjustment to reflect the difference between cash received and revenue recognized related to facilities payments that are deferred and recognized over the related customer contract periods.
(5)	Represents the monetization of a bankruptcy claim being amortized into income through February 2024.
(6)

Amounts include accruals. For the three months ended March 31, 2018 and 2017, amount excludes $8.8 million and $3.1 million, respectively, of Dominion Energy funded maintenance capital expenditures related to the Cove Point LNG Facility and Cove Point Pipeline. Dominion Energy has indicated that it intends to continue providing the funding necessary for such expenditures, but it is under no obligation to do so.

Analysis of Consolidated Operations

Overview

Net revenue reflects operating revenue less purchased gas expense. Purchased gas expense includes the value of natural gas retained for use in routine operations and the cost of LNG cooling quantity purchases. LNG cooling quantity purchases are required for Cove Point to maintain the cryogenic readiness of the Cove Point LNG Facility to the extent market conditions exist that neither import nor export services are being sufficiently utilized. Historically, one or two LNG cooling cargos had been procured annually and billed to the Import Shippers pursuant to certain provisions in Cove Point's FERC Gas Tariff. Increases or decreases in purchased gas expenses related to LNG cooling quantities were offset by corresponding increases or decreases in operating revenues and thus had been financially neutral to Dominion Energy Midstream. Under the terms of the stipulation and settlement agreement approved by FERC in November 2017, the Import Shippers’ responsibility for costs incurred for any LNG cooling cargos received prior to March 2018 was reduced to approximately half of such amounts incurred. Upon operational commencement of the Liquefaction Project in April 2018, the Import Shippers are responsible for costs incurred on certain LNG cooling quantities. As Cove Point’s contracts with the Export Customers contain similar cost recovery mechanisms, any LNG cooling quantities procured will be financially neutral to Dominion Energy Midstream following operational commencement of the Liquefaction Project.

An analysis of Dominion Energy Midstream's results of operations follows:

First Quarter 2018 vs. 2017

Net revenue decreased 15%, primarily due to a decrease from import contracts ($14.7 million), the impact of the Cove Point rate case approved by FERC in November 2017 ($3.7 million) and the unrecovered portion of an LNG cooling cargo received in February 2018 ($3.3 million).  These decreases were partially offset by the Charleston Project ($1.4 million), which was placed into service in March 2018, and the Keys Energy Project ($0.7 million), which was placed into service in March 2017. In addition, operating revenue and purchased gas decreased $10.9 million for fuel retained on certain transportation and storage agreements from the adoption of revised accounting guidance in January 2018. These decreases were partially offset by the recovered portion of an LNG cooling cargo received in 2018 ($5.7 million) compared to no such cargos received in 2017.

Other operations and maintenance increased 21%, primarily due to an increase in labor and outside service costs associated with Cove Point’s operations affected by the Liquefaction Project ($4.3 million) and an increase in administrative services provided by affiliated service companies primarily related to Dominion Energy Questar Pipeline transition activities ($1.7 million).

Depreciation and amortization decreased 2%, primarily due to the impact of the Cove Point rate case approved by FERC in November 2017 ($1.3 million), partially offset by depreciation related to growth and maintenance projects placed into service ($0.9 million).

Earnings from equity method investees increased 38%, primarily due to an increase from Iroquois.

Interest and related charges decreased 10%, primarily due to an increase in AFUDC associated with rate-regulated projects.

Segment Results of Operations

Presented below is a summary of contributions by Dominion Energy Midstream's operating segment to net income including noncontrolling interest and predecessors:

	First Quarter
	2018	2017	$ Change
(millions)
Gas Infrastructure	$33.9	$54.5	$(20.6)
Corporate and Other	—	(0.2)	0.2
Consolidated	$33.9	$54.3	$(20.4)

Gas Infrastructure

The following table summarizes the key factors impacting Gas Infrastructure’s contribution to net income including noncontrolling interest and predecessors.

First Quarter 2018 vs. 2017 Increase/(Decrease)
(millions)
Import contracts	$(14.7)
Cove Point rate case	(2.4)
Growth projects placed into service	1.8
Labor and outside service costs associated with the Liquefaction Project	(4.3)
Earnings from equity method investees	3.0
Unrecovered portion of an LNG cooling cargo	(3.3)
AFUDC on rate-regulated projects	1.5
Other	(2.2)
Change in net income contribution	$(20.6)

Corporate and Other

Corporate and Other includes items attributable to Dominion Energy Midstream's operating segment that are not included in profit measures evaluated by executive management in assessing segment performance or in allocating resources among the segments. Corporate and Other expenses were $0.2 million for the three months ended March 31, 2017, consisting of certain transition costs associated with the Dominion Energy Questar Pipeline Acquisition.

Liquidity and Capital Resources

Overview

Dominion Energy Midstream's ongoing principal sources of liquidity may include distributions received from Cove Point from our Preferred Equity Interest, cash generated from operations of DECG and Dominion Energy Questar Pipeline, distributions received from our noncontrolling partnership interests in Iroquois and White River Hub, borrowings under our credit facility and issuances of debt and equity securities. We believe that cash from these sources will be sufficient to pay distributions on our common, subordinated and preferred units while continuing to meet our short-term working capital requirements and our long-term capital expenditure requirements. We expect to have sufficient distributable cash flow to pay the minimum quarterly distribution of $0.1750 per common unit and subordinated unit, which equates to $17.5 million per quarter, or $70.0 million per year in the aggregate, based on the number of common units and subordinated units outstanding at March 31, 2018. We do not have a legal or contractual obligation to pay distributions quarterly or on any other basis or at the minimum quarterly distribution rate or at any other rate on our common and subordinated units, and there is no guarantee that we will pay distributions to such unitholders in any quarter.

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

Outstanding Indebtedness

In connection with the Offering, Dominion Energy Midstream entered into a $300.0 million credit facility with Dominion Energy, which had $26.4 million outstanding at December 31, 2017.  During the first quarter of 2018, Dominion Energy Midstream borrowed $37.7 million to fund property tax at DECG and expansion capital expenditures.  In accordance with Dominion Energy Midstream’s cash management practices, it utilized cash from operations to temporarily reduce the outstanding balance of the credit facility to $34.1 million at March 31, 2018.  In March 2018, Dominion Energy Midstream entered into a $500.0 million revolving credit facility with certain third party lenders and the existing $300.0 million credit facility with Dominion Energy was terminated in May 2018.  At May 3, 2018, there was $73.0 million outstanding on the new credit facility, including net incremental borrowings of $8.7 million to primarily fund capital expenditures.

In March 2018, Cove Point entered into a $50.0 million intercompany revolving credit agreement with Dominion Energy, which matures in March 2019 and bears interest at a variable rate, for the purposes of funding items other than capital expenditures. At March 31, 2018 and May 3, 2018, $7.3 million and $22.5 million, respectively, was outstanding under this credit agreement. See Notes 13 and 16 to the Consolidated Financial Statements for further information.

Dominion Energy has announced its intention, as the general partner of Dominion Energy Midstream, to pursue the issuance of debt at Cove Point in 2018, the proceeds of which would be returned to Dominion Energy.

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

For the three months ended March 31, 2018, Dominion Energy Midstream paid total capital expenditures of $110.4 million, which included $17.9 million of maintenance capital expenditures.

Our significant capital projects, all of which are expansion projects, are described further below:

•	The Liquefaction Project was placed into service in April 2018 at a cost of $4.1 billion, excluding financing costs.
•

Total costs of the Eastern Market Access Project are estimated to be approximately $150 million. Through March 31, 2018, approximately $54 million of costs had been incurred. Construction on the project is expected to begin in the second quarter of 2018, and the project facilities are expected to be placed into service in late 2019.

•	Total costs of the Charleston Project were approximately $125 million. The project was placed into service in March 2018.
•

In September 2016, DECG entered into a facilities agreement with SCE&G to commit up to $9 million to improve certain measuring and regulation stations over the next seven years in exchange for a 20-year firm transportation commitment of 12,000 Dth/day. We currently expect to improve three to four stations per year over the next seven years, however, DECG is obligated to fund these station improvements only after they are mutually identified and agreed to with SCE&G. Total project costs were less than $1 million through March 31, 2018.

•

In March 2017, Dominion Energy Questar Pipeline committed to upgrade certain facilities and increase capacity, including the Hyrum Project, and entered into agreements to provide firm transportation service to Questar Gas Company, an affiliate. Total costs of these projects are expected to be approximately $10 million through 2027. Through March 31, 2018, less than $1 million of costs had been incurred related to these projects.

•

In December 2017, Dominion Energy Questar Pipeline filed with FERC to convert a portion of existing interruptible storage capacity to firm capacity and increase the minimum required deliverability at the Clay Basin storage facility by the end of 2018. Total costs of this project are estimated to be approximately $5 million. Through March 31, 2018, less than $1 million of costs had been incurred related to this project.

In addition to the expansion projects described above, Cove Point will incur maintenance capital expenditures to acquire spare parts for critical components of its Liquefaction Project. These costs are expected to be approximately $2 million in the second quarter of 2018.

Dominion Energy has indicated that it intends to provide the funding necessary for the capital expenditures of Cove Point, including construction of the Eastern Market Access Project, but it is under no contractual obligation to do so. It intends to finance these costs as they are incurred using its consolidated operating cash flows in addition to proceeds from capital markets transactions.  If Dominion Energy does not agree to provide the funding necessary for the remaining development costs and other capital expenditures of Cove Point, or is unable to obtain such funding in the amounts required or on terms acceptable to Dominion Energy, Cove Point would require external debt or equity financing to complete the construction of the Eastern Market Access Project or other capital expenditures.

Dominion Energy has entered into guarantee arrangements on behalf of Cove Point to facilitate the Liquefaction Project, including guarantees supporting the terminal services and transportation agreements as well as the engineering, procurement and construction contract for the Liquefaction Project. Two of the guarantees have no stated limit, one guarantee has a $150 million limit and one guarantee has a $1.75 billion aggregate limit with an annual draw limit of $175 million. In the event that Dominion Energy does not satisfy its obligations under these guarantee arrangements, Cove Point would be required to replace the guarantees with other credit support, the cost of which could be substantial.

Distributions

Distributions are declared subsequent to quarter end.  The table below summarizes the quarterly distributions on common and subordinated units.

Quarterly Period Ended	Total Quarterly Distribution (per unit)	Total Cash Distribution (in millions)	Date of Declaration	Date of Record	Date of Distribution
December 31, 2016	$0.2605	$27.5	January 25, 2017	February 6, 2017	February 15, 2017
March 31, 2017	0.2740	30.1	April 21, 2017	May 5, 2017	May 15, 2017
December 31, 2017	0.3180	39.1	January 25, 2018	February 5, 2018	February 15, 2018
March 31, 2018	0.3340	42.3	April 20, 2018	May 4, 2018	May 15, 2018

Record holders of the Series A Preferred Units are entitled to receive cumulative quarterly distributions, payable in cash, payable in kind or a combination thereof at the option of our general partner, equal to $0.3134 per Series A Preferred Unit in respect of each quarter ending before December 1, 2018. The table below summarizes the quarterly distributions on the Series A Preferred Units.

Quarterly Period Ended	Total Distribution (in millions)		Amount Payable in Cash (in millions)	Amount Payable in Kind (in millions)
December 31, 2016	$3.2	(1)	$3.2	$—
March 31, 2017	9.5		9.5	—
December 31, 2017	9.5		9.5	—
March 31, 2018	9.5		9.5	—
(1)

For the period subsequent to the issuance of the Series A Preferred Units through December 31, 2016, the initial quarterly cash distribution was calculated as the minimum quarterly distribution of $0.3134 per unit prorated for the portion of the quarter subsequent to the issuance of the Series A Preferred Units.

Cash Flows

A summary of cash flows is presented below:

	Three Months Ended March 31,
	2018	2017
(millions)
Cash, restricted cash and equivalents at beginning of year	$23.7	$64.6
Cash flows provided by (used in):
Operating activities	167.7	110.6
Investing activities	(110.4)	(362.1)
Financing activities	51.5	303.0
Net increase in cash, restricted cash and equivalents	108.8	51.5
Cash, restricted cash and equivalents at March 31	$132.5	$116.1

Operating Cash Flows

In the first three months of 2018, net cash provided by Dominion Energy Midstream's operating activities increased $57.1 million, primarily due to increased customer deposits, partially offset by lower revenues from import contracts and increased operations and maintenance expenses at Cove Point and changes in other working capital items.

Investing Cash Flows

In the first three months of 2018, net cash used in Dominion Energy Midstream's investing activities decreased $251.7 million, primarily due to lower expenditures for the Liquefaction Project.

Financing Cash Flows and Liquidity

In the first three months of 2018, net cash provided by Dominion Energy Midstream's financing activities decreased $251.5 million, primarily due to lower capital contributions from Dominion Energy to fund the Liquefaction Project.

In May 2016, Dominion Energy Midstream filed an SEC shelf registration statement for the ability to sell common units through an at-the-market program and pursuant to which it may offer from time to time up to $150.0 million aggregate amount of its common units. Sales of common units, if any, will be made by means of ordinary brokers' transactions on the NYSE, in block transactions, or as otherwise agreed to between the managers and us. In July 2016, Dominion Energy Midstream entered into an equity distribution agreement with nine separate managers to effect sales under this program. In January 2018, Dominion Energy Midstream provided sales instructions to one manager and issued 125,819 units and received cash proceeds of $3.9 million, net of fees and commissions of $0.1 million.

In March 2018, Dominion Energy Midstream filed an SEC shelf registration statement for the ability to sell common units through an at-the-market program, to replace the existing program, and pursuant to which it may offer from time to time up to $500.0 million aggregate amount of its common units.  Sales of common units, if any, can be made by means of ordinary brokers' transactions on the NYSE, in block transactions, or as otherwise agreed to between the sales agents and us. While no additional units have been issued under the new program in 2018, the units previously issued under the 2016 program reduce the aggregate amount of common units available under the new program by $22.2 million. At March 31, 2018, Dominion Energy Midstream has the ability to issue $477.8 million of common units under the new program.

Customer Concentration

At March 31, 2018, Dominion Energy Midstream provided service to approximately 150 customers, including the Storage Customers, marketers or end users, power generators, utilities and the Import Shippers. The two largest customers comprised approximately 33% of the total operating revenues for the three months ended March 31, 2018. See Note 15 to the Consolidated Financial Statements for additional information.

Contractual Obligations

At March 31, 2018, there have been no material changes outside the ordinary course of business to Dominion Energy Midstream's contractual obligations as disclosed in MD&A in the Dominion Energy Midstream Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

Other than the holding of surety bonds as discussed in Note 14 to the Consolidated Financial Statements, Dominion Energy Midstream had no off-balance sheet arrangements at March 31, 2018.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of the Consolidated Financial Statements that may impact Dominion Energy Midstream's future results of operations, financial condition and/or cash flows. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2017.

Environmental Matters

Dominion Energy Midstream is subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note 20 in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2017 and Note 14 to the Consolidated Financial Statements in this report for additional information on various environmental matters.

Legal Matters

See Notes 14 and 20 to the Consolidated Financial Statements and Item 3. Legal Proceedings in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2017 and Notes 11 and 14 to the Consolidated Financial Statements and Part II, Item 1. Legal Proceedings in this report for additional information on various legal matters.

Regulatory Matters

See Note 14 to the Consolidated Financial Statements in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2017 and Note 11 to the Consolidated Financial Statements in this report for additional information on various regulatory matters.

ITEM 3.

QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Upon the closing of the Offering, we entered into a $300.0 million variable rate credit facility with Dominion Energy. At March 31, 2018, we had $34.1 million outstanding indebtedness against the credit facility. In connection with the Dominion Energy Questar Pipeline Acquisition, we borrowed $300.0 million under a three-year variable rate term loan agreement. In March 2018, Cove Point entered into a $50.0 million variable rate intercompany revolving credit agreement with Dominion Energy. At March 31, 2018, $7.3 million was outstanding under this credit agreement. In March 2018, Dominion Energy Midstream entered into a $500.0 million variable rate revolving credit facility with certain third party lenders, under which no amounts were outstanding at March 31, 2018. A hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at March 31, 2018.

Effective March 2017, Dominion Energy Midstream uses interest rate derivatives to manage risks associated with variable interest rates. At March 31, 2018, Dominion Energy Midstream had $300.0 million in aggregate notional amounts of these interest rate derivatives outstanding, all of which were designated as cash flow hedges of forecasted interest payments. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $1.1 million in the fair value of Dominion Energy Midstream's interest rate derivatives at March 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Senior management of Dominion Energy Midstream’s general partner, including the general partner’s CEO and CFO, evaluated the effectiveness of Dominion Energy Midstream’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation process, the CEO and CFO of Dominion Energy Midstream’s general partner have concluded that Dominion Energy Midstream’s disclosure controls and procedures are effective.

In the first quarter of 2018, Dominion Energy Midstream completed the integration of Dominion Energy Questar Pipeline’s systems and processes into Dominion Energy Midstream’s framework of internal control over financial reporting.  As part of this process, Dominion Energy Midstream transitioned Dominion Energy Questar Pipeline’s financial activity into Dominion Energy Midstream’s accounting system and into a new fixed assets tracking system.  Throughout this integration and system implementation, Dominion Energy Midstream appropriately considered internal controls over financial reporting.

Other than with respect to these items, there were no changes that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, Dominion Energy Midstream’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, Dominion Energy Midstream may be alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed or agreed to by Dominion Energy Midstream, as applicable, or permits issued by various local, state or federal agencies for the construction or operation of facilities. Administrative proceedings may also be pending on these matters. In addition, in the ordinary course of business, Dominion Energy Midstream may be involved in various legal proceedings.

See the following for discussions on various environmental and other regulatory proceedings to which Dominion Energy Midstream is a party, which information is incorporated herein by reference:

•	Notes 14 and 20 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2017.
•	Notes 11 and 14 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in this report.

ITEM 1A. RISK FACTORS

Dominion Energy Midstream’s business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond its control. These risk factors have been identified in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2017, which should be taken into consideration when reviewing the information contained in this report. Other than the risk factors discussed below, there have been no material changes with regard to the risk factors previously disclosed under the headings “Risks Inherent in Our Ability to Generate Stable and Growing Cash Flows,” “Risks Inherent in Our Business Generally,” “Risks Inherent in an Investment in Us” and “Tax Risks to Unitholders” in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2017. Due to the Liquefaction Project commencing commercial operations in April 2018, the risk factors appearing below under the heading “Risks Inherent in Our Investment in Cove Point” restate in their entirety the risks appearing under the same heading in Dominion Energy Midstream’s Annual Report on Form 10-K for the year ended December 31, 2017. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A in this report.

RISKS INHERENT IN OUR ABILITY TO GENERATE STABLE AND GROWING CASH FLOWS

An inability to obtain needed capital or financing on satisfactory terms, or at all, could have an adverse effect on our operations and ability to generate cash flow. We are dependent on our $500.0 million revolving credit facility with certain third party lenders named therein for any borrowings necessary to meet our working capital and other financial needs. In certain circumstances, we are able to extend the credit facility at our option. However, there can be no assurance that conditions for such extension will be met. A new credit facility with a third party may bear a higher interest rate than the current credit facility, which could adversely affect our cash flows.

If our revolving credit facility were to become unavailable to us, our access to funding would be in jeopardy. In the future, an inability to obtain additional financing from other sources on acceptable terms could negatively affect our financial condition, cash flows, anticipated financial results or impair our ability to generate additional cash flows. Our ability to obtain bank financing or to access the capital markets for future debt or equity offerings may be limited by our financial condition at the time of any such financing or offering, the covenants contained in any credit facility or other debt agreements in place at the time, adverse market conditions or other contingencies and uncertainties that are beyond our control. Our failure to obtain the funds necessary to maintain, develop and increase our asset base could adversely impact our growth and profitability.

Dominion Energy Midstream is dependent on bank credit arrangements to successfully execute its operating strategies. Dominion Energy Midstream relies on credit facilities with banks to meet short-term funding needs. In March 2018, Dominion Energy Midstream entered into a revolving credit facility with certain third party lenders. Banks may be unable or unwilling to extend credit in the future. Dominion Energy Midstream’s revolving credit facility is subject to variable interest rates. From time to time, Dominion Energy Midstream may use interest-rate derivatives to fix the rate on a portion of its variable-rate debt.

Our level of indebtedness may increase and reduce our financial flexibility and ability to pay distributions. At May 3, 2018, we had the following outstanding indebtedness: $73.0 million under our $500.0 million revolving credit facility with certain third party lenders, $300.0 million under a term loan agreement and $435.0 million of senior and medium-term notes issued by Dominion Energy Questar Pipeline. We may borrow under our $500.0 million revolving credit facility to pursue acquisitions and future organic growth opportunities, or to otherwise meet our financial needs. The revolving credit facility contains certain financial tests and covenants that we must satisfy as a condition to making distributions. Also, we are required to obtain the consent of the third party lenders under the revolving credit facility prior to creating any mortgage, security interest, lien or other encumbrance outside the ordinary course of business on any of our property, assets or revenues during the term of such agreement. Failure to obtain any such consent in the future could have an adverse impact on our ability to implement our business strategies, generate revenues and pay distributions to our unitholders.

In connection with the Dominion Energy Questar Pipeline Acquisition, we borrowed $300.0 million under a term loan agreement that matures in December 2019. Interest on the borrowed amount accrues at a variable rate determined based on our ratio of total debt to cash flow, and interest payments are due on a quarterly basis. Upon maturity of the term loan agreement, any amounts then due and payable will need to be paid before we are permitted to make distributions to our unitholders. The term loan agreement contains customary representations, warranties and covenants consistent with other debt arrangements made available to similarly situated borrowers. See Note 17 to the Consolidated Financial Statements in Dominion Energy Midstream’s Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.

In the future, we may incur additional significant indebtedness pursuant to other term loans, credit facilities or similar arrangements in order to make future acquisitions or to develop our assets on terms similar to, or possibly more restrictive than, our existing debt arrangements. As amounts under any indebtedness we incur become due and payable, we expect that the instruments pursuant to which such indebtedness is incurred will require that we repay such amounts prior to making any distributions to our unitholders. We also expect that such instruments may contain financial tests and covenants that we would need to satisfy as a condition to making distributions and that such tests and covenants may be more restrictive than those of our existing debt arrangements. Should we be unable to satisfy any such restrictions, we will be prohibited from making cash distributions to our unitholders notwithstanding our stated cash distribution policy.

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

In addition, borrowings under our credit facility and the term loan agreement bear interest at variable rates. Additionally, credit facilities we or our subsidiaries may enter into in the future may bear interest at variable rates. If the interest rates on future credit facilities are tied to market interest rates and market interest rates increase, such variable-rate debt will create higher debt-service requirements, which could adversely affect our cash flow.

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

RISKS INHERENT IN OUR INVESTMENT IN COVE POINT

Cove Point’s revenue is generated by contracts with a limited number of customers, and Cove Point’s ability to generate cash required to make payments on the Preferred Equity Interest is substantially dependent upon the performance of these customers under their contracts.  Cove Point provides service to approximately 25 customers, including the Storage Customers, marketers or end users and the Export Customers.  Because Cove Point has a small number of customers, its contracts subject it to counterparty risk. The ability of each of Cove Point’s customers to perform its obligations to Cove Point will depend on a number of factors that are beyond our control. Cove Point’s future results and liquidity are substantially dependent upon the performance of these customers under their contracts, and on such customers’ continued willingness and ability to perform their contractual obligations. Cove Point is also exposed to the credit risk of any guarantor of these customers’ obligations under their respective agreements in the event that Cove Point must seek recourse under a guaranty. Any such credit support may not be sufficient to satisfy the obligations in the event of a counterparty default. In addition, if a controversy arises under an agreement resulting in a judgment in Cove Point’s favor where the counterparty has limited assets in the U.S. to satisfy such judgment, Cove Point may need to seek to enforce a final U.S. court judgment in a foreign tribunal, which could involve a lengthy process.

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

Under certain circumstances, Cove Point’s export contracts may be terminated by Export Customers. Export Customers may become entitled to terminate, or be relieved from, their contractual obligations to Cove Point under certain circumstances. If such agreements were terminated, there can be no assurance that Cove Point will be able to replace such agreements on comparable terms. Our ability to effect such a replacement is dependent upon, among other things, the global market for LNG. The termination of, and failure to replace, the export contracts could have an adverse impact on Cove Point’s ability to pay the Preferred Return Distributions if Cove Point was unable to generate sufficient annual cash flows from other sources. The inability of Cove Point to make Preferred Return Distributions could have a significant impact on our ability to pay distributions to our unitholders. Similarly, the inability of Cove Point to generate revenues sufficient to support the payment of distributions on additional preferred equity interests that may otherwise be made available to us could adversely impact our overall business plan and ability to generate stable and growing cash flows.

Cove Point is dependent on Dominion Energy to fund the costs necessary to develop infrastructure projects. If Dominion Energy is unwilling or unable to supply the funding necessary to develop infrastructure projects, Cove Point may be required to seek additional financing in the future and may not be able to secure such financing on acceptable terms. In January 2018, Cove Point received FERC authorization to construct and operate the approximately $150 million Eastern Market Access Project. Construction on this project is expected to begin in the second quarter of 2018, and the project facilities are expected to be placed into service in late 2019.

To date, Dominion Energy has funded development and construction costs associated with certain expansion projects, including the Eastern Market Access Project and the Liquefaction Project, which achieved commercial operations in early April 2018. The failure to obtain any necessary additional funding could cause existing expansion projects to be delayed or not be completed.

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

Some of the approvals for the Liquefaction Project may be subject to further conditions, review and/or revocation. Cove Point has received the required approvals to construct and operate the Liquefaction Project from the DOE, FERC and the Public Service Commission of Maryland. These approvals are subject to continued compliance with the applicable permit conditions. However, all DOE export licenses are subject to review and possible withdrawal should the DOE conclude that such export authorization is no longer in the public interest. The issuance of the FERC Order approving the Liquefaction Project was upheld by the U.S. Court of Appeals for the D.C. Circuit. Potential actions by third parties may interfere with Cove Point’s ability to maintain such approvals, and loss of any material approval could have a material adverse effect on the operation of the facility. In addition, the Liquefaction Project has been the subject of litigation in the past and could be the subject of litigation in the future. Failure to comply with regulatory approval conditions or an adverse ruling in any future litigation could adversely affect Cove Point’s operations, financial condition, and ability to make payments on the Preferred Equity Interest.

RISKS INHERENT IN OUR BUSINESS GENERALLY

Certain of our operations are subject to FERC’s rate-making policies, which could limit our ability to recover the full cost of operating our assets, including earning a reasonable return, and have an adverse effect on our ability to make distributions. We are subject to extensive regulations relating to the jurisdictional rates we can charge for our natural gas regasification, storage and transportation services. FERC establishes both the maximum and minimum rates we can charge for jurisdictional services. The basic elements of rate-making that FERC considers are the costs of providing service, the volumes of gas being transported and handled, the rate design, the allocation of costs between services, the capital structure and the rate-of-return that a regulated entity is permitted to earn. The profitability of our business is dependent on our ability, through the rates that we are permitted to charge, to recover costs and earn a reasonable rate of return on our capital investment. FERC or our customers can challenge our existing jurisdictional rates, which we may be required to change should FERC find those rates to be unjust and unreasonable. Such a challenge could adversely affect our ability to maintain current revenue levels.

Upon filing a rate case, or when or if Cove Point, DECG, Dominion Energy Questar Pipeline, Overthrust, Iroquois or White River Hub has to defend its rates in a proceeding commenced by a customer or FERC, it will be required, among other things, to support its rates, by showing that they reflect recovery of its costs plus a reasonable return on its investment, in accordance with cost-of-service rate-making.  In March 2018, Overthrust received notice that FERC is initiating an investigation to determine whether its rates charged to customers are “just and reasonable.”

In addition, as part of our obligations to support rates, we are required to establish the inclusion of an income tax allowance in our cost-of-service as just and reasonable. In March 2018, FERC issued its Policy Statement on Treatment of Income Taxes.  The Policy Statement revises FERC’s current policy that permits pipelines and storage companies to include a tax allowance in the cost-of-service used as the basis for calculating their regulated rates. For pipelines and storage companies owned by partnerships or limited liability companies, the current tax allowance policy reflects the actual or potential income tax liability on the FERC jurisdictional income attributable to all partnership or limited liability company interests if the ultimate owner of the interest has an actual or potential income tax liability on such income. FERC issued the Policy Statement in response to a remand from the U.S. Court of Appeals for the D.C. Circuit in United Airlines v. FERC, in which the court determined that FERC had not justified its conclusion that an oil pipeline organized as a partnership would not “double recover” its taxes under the current policy by both including a tax allowance in its cost-based rates and earning a return on equity calculated on a pre-tax basis. The Policy Statement provides that, to prevent such double recovery, natural gas MLPs will no longer be permitted to recover an income tax allowance in their costs of service, which could result in an adverse impact on our revenues associated with the transportation and storage services we provide pursuant to cost-based rates. Some entities have authority to charge market-based rates and therefore this tax allowance issue does not affect the rates that they charge their customers.

An adverse determination by FERC with respect to our open access rates could have a material adverse effect on our revenues, earnings and cash flows and Cove Point’s ability to make payments on the Preferred Equity Interest or our ability to make distributions.

ITEM 5.  OTHER INFORMATION

On May 1, 2018, Dominion Energy Midstream terminated the $300.0 million Inter-Company Credit Agreement, dated October 20, 2014, by and between Dominion Energy Midstream and Dominion Energy in conjunction with its entry into the $500.0 million Revolving Credit Agreement, dated March 20, 2018, among Dominion Energy Midstream, JPMorgan Chase Bank, N.A., as Administrative Agent, Mizuho Bank, Ltd., Bank of America, N.A., The Bank of Nova Scotia and Wells Fargo Bank, N.A., as Syndication Agents, and the other lenders named therein.

A summary of the terms of the $300.0 million Inter-Company Credit Agreement, dated October 20, 2014, by and between Dominion Energy Midstream and Dominion Energy can be found in the Current Report on Form 8-K filed by Dominion Energy Midstream on October 20, 2014, which summary is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit
Number	Description

3.1.a	Certificate of Limited Partnership of Dominion Energy Midstream Partners, LP (Exhibit 3.1, Form S-1 Registration Statement filed March 28, 2014, File No. 333-194864).

3.1.b	Amendment to Certificate of Limited Partnership of Dominion Energy Midstream Partners, LP (Exhibit 3.1, Form 8-K filed May 16, 2017, File No. 1-36684).

3.2

Fourth Amended and Restated Agreement of Limited Partnership of Dominion Energy Midstream Partners, LP, dated as of February 27, 2018, by and among Dominion Energy Midstream GP, LLC and other persons who are or may become partners (Exhibit 3.2, Form 10-K for the fiscal year ended December 31, 2017, filed February 28, 2018, File No. 1-36684).

10.1

$500,000,000 Revolving Credit Agreement, dated as of March 20, 2018, among Dominion Energy Midstream Partners, LP, JPMorgan Chase Bank, N.A., as Administrative Agent, Mizuho Bank, Ltd., Bank of America, N.A., The Bank of Nova Scotia and Wells Fargo Bank, N.A., as Syndication Agents, and other lenders named therein (Exhibit 10.1, Form 8-K, filed March 26, 2018, File No. 1-36684).

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

101

The following financial statements from Dominion Energy Midstream’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 4, 2018, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity and Partners’ Capital, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY MIDSTREAM PARTNERS, LP
Registrant

By: Dominion Energy Midstream GP, LLC, its general partner

May 4, 2018	/s/ Michele L. Cardiff
Michele L. Cardiff
Vice President, Controller and
Chief Accounting Officer