Form 10-Q
period 2018-06-30
Dominion Energy Midstream Partners, LP
filed 2018-08-02
CIK 1603286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer☒Accelerated filer☐Emerging growth company☐

Non-accelerated filer☐Smaller reporting company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒

The registrant had 126,607,641 common units outstanding at July 13, 2018.

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

Cove Point	Dominion Energy Cove Point LNG, LP

Cove Point LNG Facility	An LNG terminalling and storage facility located on the Chesapeake Bay in Lusby, Maryland owned by Cove Point

Cove Point Pipeline	An approximately 136-mile natural gas pipeline owned by Cove Point that connects the Cove Point LNG Facility to interstate natural gas pipelines

Credit Agreement First Amendment	First Amendment, dated as of August 1, 2018, to the Revolving Credit Agreement

DECG	Dominion Energy Carolina Gas Transmission, LLC

DECG Acquisition	The acquisition of DECG by Dominion Energy Midstream from Dominion Energy on April 1, 2015

DECGS	Dominion Energy Carolina Gas Services, Inc.

DEQPS	Dominion Energy Questar Pipeline Services, Inc.

DES	Dominion Energy Services, Inc.

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

Dominion Energy Midstream GP	The legal entity, Dominion Energy Midstream GP, LLC

Dominion Energy Questar Pipeline	The legal entity, Dominion Energy Questar Pipeline, LLC, one or more of its consolidated subsidiaries, or the entirety of Dominion Energy Questar Pipeline, LLC and its consolidated subsidiaries

Abbreviation or Acronym	Definition

Dominion Energy Questar Pipeline Acquisition	The acquisition of Dominion Energy Questar Pipeline by Dominion Energy Midstream from Dominion Energy on December 1, 2016

Dth	Dekatherm

Eastern Market Access Project

Project to provide 294,000 Dths/day of firm transportation service to help meet demand for natural gas for Washington Gas Light Company, a local gas utility serving customers in D.C., Virginia and Maryland, and Mattawoman Energy, LLC for its new electric power generation facility to be built in Maryland

EBITDA	Earnings before interest and associated charges, income tax expense, depreciation and amortization

EPA	U.S Environmental Protection Agency

Export Customers	ST Cove Point, LLC, a joint venture of Sumitomo Corporation and Tokyo Gas Co., LTD., and GAIL Global (USA) LNG, LLC

FERC	Federal Energy Regulatory Commission

GAAP	U.S. generally accepted accounting principles

Gas Infrastructure	Gas Infrastructure Group operating segment

GHG	Greenhouse gas

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

Liquefaction Project	A natural gas export/liquefaction facility at Cove Point

LNG	Liquefied natural gas

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MLP	Master limited partnership, equivalent to publicly traded partnership

Modified Net Operating Income	Cove Point’s Net Operating Income plus any interest expense included in the computation of Net Operating Income

Net Operating Income	Cove Point’s gross revenues from operations minus its interest expense and operating expenses, but excluding depreciation and amortization, as determined for U.S. federal income tax purposes

NGA	Natural Gas Act of 1938, as amended

NGL	Natural gas liquid

NYSE	New York Stock Exchange

Offering	The initial public offering of common units of Dominion Energy Midstream

Overthrust	Dominion Energy Overthrust Pipeline, LLC, a wholly-owned subsidiary of Dominion Energy Questar Pipeline

Preferred Equity Interest	A perpetual, non-convertible preferred equity interest in Cove Point entitled to the Preferred Return Distributions and the Additional Return Distributions

Abbreviation or Acronym	Definition

Preferred Return Distributions	The first $50.0 million of annual cash distributions made by Cove Point

Revolving Credit Agreement

Revolving Credit Agreement, dated as of March 20, 2018, among Dominion Energy Midstream, the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto

SCE&G	South Carolina Electric & Gas Company, a wholly-owned subsidiary of SCANA Corporation

SEC	Securities and Exchange Commission

Series A Preferred Units	Series A convertible preferred units representing limited partner interests in Dominion Energy Midstream, issued in December 2016

Storage Customers

The four local distribution companies that receive firm peaking services from Cove Point, consisting of Atlanta Gas Light Company, Public Service Company of North Carolina, Incorporated, Virginia Natural Gas, Inc. and Washington Gas Light Company

Term Loan Agreement

Term Loan Agreement, dated as of October 28, 2016, among Dominion Energy Midstream, QPC Holding Company, the several banks and other financial institutions from time to time parties thereto, Royal Bank of Canada, as administrative agent, and the other agents party thereto

Term Loan First Amendment	First Amendment, dated as of August 1, 2018, to the Term Loan Agreement

Transco	Transcontinental Gas Pipe Line Company, LLC

VIE	Variable interest entity

White River Hub	White River Hub, LLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION ENERGY MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(millions, except per unit data)
Operating Revenue(1)	$247.6	$115.7	$357.7	$245.9
Operating Expenses
Purchased gas and other(1)	2.3	9.8	12.6	22.0
Other operations and maintenance:
Affiliated suppliers	21.8	16.9	41.2	32.5
Other	33.3	21.2	51.5	36.7
Depreciation and amortization	47.3	25.4	71.8	50.3
Other taxes	9.5	9.2	19.2	18.5
Total operating expenses	114.2	82.5	196.3	160.0
Income from operations	133.4	33.2	161.4	85.9
Earnings from equity method investees	6.1	5.2	17.1	13.2
Other income	1.4	1.3	3.2	2.6
Interest and related charges(1)	8.9	8.1	15.8	15.8
Net income including noncontrolling interest and predecessors	132.0	31.6	165.9	85.9
Less: Net income (loss) attributable to noncontrolling interest	84.1	(10.4)	60.7	(8.3)
Net income attributable to partners	$47.9	$42.0	$105.2	$94.2
Net income attributable to partners' ownership interest
Preferred unitholders' interest in net income	$9.5	$9.5	$19.0	$19.0
General partner's interest in net income	—	0.3	8.9	3.0
Common unitholders' interest in net income	38.4	21.8	64.8	48.9
Subordinated unitholder's interest in net income	—	10.4	12.5	23.3
Net income (loss) per limited partner unit (basic)
Common units	$0.46	$0.33	$0.87	$0.73
Subordinated units	(0.06)	0.33	0.44	0.73
Net income (loss) per limited partner unit (diluted)
Common units	$0.42	$0.31	$0.78	$0.67
Subordinated units	(0.06)	0.33	0.44	0.73
(1)	See Note 16 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Midstream’s Consolidated Financial Statements.

DOMINION ENERGY MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(millions)
Net income including noncontrolling interest and predecessors	$132.0	$31.6	$165.9	$85.9
Other comprehensive income (loss):
Net deferred gains (losses) on derivatives-hedging activities	0.5	(1.0)	2.5	(1.5)
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities	(0.2)	0.6	(0.1)	0.6
Other comprehensive income (loss)	0.3	(0.4)	2.4	(0.9)
Comprehensive income including noncontrolling interest and predecessors	132.3	31.2	168.3	85.0
Comprehensive income (loss) attributable to noncontrolling interests	84.1	(10.4)	60.7	(8.3)
Comprehensive income attributable to partners	$48.2	$41.6	$107.6	$93.3

The accompanying notes are an integral part of Dominion Energy Midstream’s Consolidated Financial Statements.

DOMINION ENERGY MIDSTREAM PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2018	December 31, 2017(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$61.8	$11.0
Restricted cash and equivalents	120.7	12.7
Customer and other receivables (less allowance for doubtful accounts of $0.3 and $0.2)	72.0	32.1
Affiliated receivables	11.8	14.1
Prepayments	5.1	11.3
Inventories	41.8	31.4
Regulatory assets	3.6	14.5
Other(2)	17.8	13.6
Total current assets	334.6	140.7
Investment in Equity Method Affiliates	253.7	253.8
Property, Plant and Equipment
Property, plant and equipment	7,922.1	7,788.9
Accumulated depreciation and amortization	(1,163.6)	(1,101.5)
Total property, plant and equipment, net	6,758.5	6,687.4
Deferred Charges and Other Assets
Goodwill	819.2	819.2
Intangible assets, net	59.2	35.1
Other(2)	48.0	44.1
Total deferred charges and other assets	926.4	898.4
Total assets	$8,273.2	$7,980.3

(1)	Dominion Energy Midstream's Consolidated Balance Sheet at December 31, 2017 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 16 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Midstream's Consolidated Financial Statements.

DOMINION ENERGY MIDSTREAM PARTNERS, LP

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

	June 30, 2018	December 31, 2017(1)
(millions)
LIABILITIES AND EQUITY AND PARTNERS' CAPITAL
Current Liabilities
Securities due within one year	$5.0	$5.0
Accounts payable	24.6	26.5
Payables to affiliates	11.4	12.7
Dominion Energy credit facility borrowings	—	26.4
Customer deposits	125.1	1.1
Other(2)	70.1	75.4
Total current liabilities	236.2	147.1
Long-Term Debt
Long-term debt	724.3	725.7
Credit facility borrowings	73.0	—
Total long-term debt	797.3	725.7
Deferred Credits and Other Liabilities
Regulatory liabilities	133.7	131.1
CPCN obligation	5.5	13.3
Other(2)	58.2	67.9
Total deferred credits and other liabilities	197.4	212.3
Total liabilities	1,230.9	1,085.1
Commitments and Contingencies (see Note 14)
Equity and Partners' Capital
Preferred unitholders - public (18,942,714 units issued and outstanding at June 30, 2018 and December 31, 2017)	496.0	496.0
Preferred unitholder - Dominion Energy (11,365,628 units issued and outstanding at June 30, 2018 and December 31, 2017)	303.6	303.6
Common unitholders - public (49,455,142 and 49,318,899 units issued and outstanding at June 30, 2018 and December 31, 2017, respectively)	1,121.7	1,115.6
Common unitholder - Dominion Energy (50,477,417 and 18,504,628 units issued and outstanding at June 30, 2018 and December 31, 2017, respectively)	958.1	463.2
Common unitholder - General Partner (26,675,082 and --- units issued and outstanding at June 30, 2018 and December 31, 2017, respectively)	8.1	—
Subordinated unitholder - Dominion Energy (--- and 31,972,789 units issued and outstanding at June 30, 2018 and December 31, 2017, respectively)	—	493.0
General Partner interest - Dominion Energy (non-economic interest)	(30.9)	(23.6)
Accumulated other comprehensive income	3.8	1.4
Total Dominion Energy Midstream Partners, LP partners' capital	2,860.4	2,849.2
Noncontrolling interest	4,181.9	4,046.0
Total equity and partners' capital	7,042.3	6,895.2
Total liabilities and equity and partners' capital	$8,273.2	$7,980.3

(1)	Dominion Energy Midstream's Consolidated Balance Sheet at December 31, 2017 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 16 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Midstream's Consolidated Financial Statements.

DOMINION ENERGY MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS' CAPITAL

(Unaudited)

	Partnership
	Preferred Unitholders Public	Preferred Unitholder Dominion Energy	Common Unitholders Public	Common Unitholder Dominion Energy	Common Unitholder General Partner	Subordinated Unitholder Dominion Energy	General Partner Interest (non- economic interest)	AOCI	Total Dominion Energy Midstream Partners, LP Partners' Equity and Capital	Noncontrolling interest	Total Equity and Partners' Capital
(millions)
December 31, 2016	$492.1	$301.2	$1,082.1	$457.4	$—	$483.0	$(29.2)	$(0.4)	$2,786.2	$3,313.7	$6,099.9
Net income (loss) including noncontrolling interest and predecessors	11.9	7.1	35.5	13.4	—	23.3	3.0	—	94.2	(8.3)	85.9
Equity contributions from Dominion Energy	—	—	—	—	—	—	4.2	—	4.2	463.6	467.8
Distributions	(8.0)	(4.7)	(26.0)	(9.9)	—	(17.1)	(4.6)	—	(70.3)	—	(70.3)
Other comprehensive loss	—	—	—	—	—	—	—	(0.9)	(0.9)	—	(0.9)
Unit awards (net of unearned compensation)	—	—	0.1	—	—	—	—	—	0.1	—	0.1
Other	—	—	(0.1)	—	—	—	—	—	(0.1)	0.8	0.7
June 30, 2017	$496.0	$303.6	$1,091.6	$460.9	$—	$489.2	$(26.6)	$(1.3)	$2,813.4	$3,769.8	$6,583.2

December 31, 2017	$496.0	$303.6	$1,115.6	$463.2	$—	$493.0	$(23.6)	$1.4	$2,849.2	$4,046.0	$6,895.2
Net income including noncontrolling interest and predecessors	11.9	7.1	34.3	22.4	8.1	12.5	8.9	—	105.2	60.7	165.9
Issuance of common units, net of offering costs	—	—	3.8	—	—	—	—	—	3.8	—	3.8
Equity contributions from Dominion Energy	—	—	—	—	—	—	—	—	—	101.4	101.4
Distributions	(11.9)	(7.1)	(32.2)	(12.1)	—	(20.9)	(16.2)	—	(100.4)	(26.5)	(126.9)
Conversion of subordinated units	—	—	—	484.6	—	(484.6)	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	2.4	2.4	—	2.4
Unit awards (net of unearned compensation)	—	—	0.2	—	—	—	—	—	0.2	—	0.2
Other	—	—	—	—	—	—	—	—	—	0.3	0.3
June 30, 2018	$496.0	$303.6	$1,121.7	$958.1	$8.1	$—	$(30.9)	$3.8	$2,860.4	$4,181.9	$7,042.3

The accompanying notes are an integral part of Dominion Energy Midstream's Consolidated Financial Statements.

DOMINION ENERGY MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2018	2017
(millions)
Operating Activities
Net income including noncontrolling interest and predecessors	$165.9	$85.9
Adjustments to reconcile net income including noncontrolling interest and predecessors to net cash provided by operating activities:
Depreciation and amortization	71.8	50.3
Other adjustments	(1.5)	2.8
Changes in:
Customer and other receivables	(39.9)	17.9
Affiliated receivables	2.3	5.2
Prepayments	6.2	6.5
Inventories	(10.4)	(4.1)
Accounts payable	2.8	5.0
Payables to affiliates	(1.3)	0.4
Accrued interest, payroll and taxes	2.2	(0.6)
Customer deposits	110.5	4.0
Other operating assets and liabilities	8.2	2.2
Net cash provided by operating activities	316.8	175.5
Investing Activities
Plant construction and other property additions	(178.8)	(536.2)
Other	(1.6)	(1.4)
Net cash used in investing activities	(180.4)	(537.6)
Financing Activities
Dominion Energy credit facility repayments, net	(26.4)	(0.2)
Issuance of long-term debt	250.0	—
Repayment of long-term debt	(250.0)	—
Credit facility borrowings	73.0	—
Contributions from Dominion Energy to Cove Point	101.4	463.6
Distributions from Cove Point to Dominion Energy	(26.5)	—
Distributions to preferred unitholders	(19.0)	(12.7)
Distributions to common unitholders	(44.3)	(35.9)
Distributions to subordinated unitholder	(20.9)	(17.1)
Distributions to general partner	(16.2)	(4.6)
Other	1.3	(0.1)
Net cash provided by financing activities	22.4	393.0
Increase in cash, restricted cash and equivalents	158.8	30.9
Cash, restricted cash and equivalents at beginning of period	23.7	64.6
Cash, restricted cash and equivalents at end of period	$182.5	$95.5
Supplemental Cash Flow Information
Significant noncash investing and financing activities:(1)
Accrued capital expenditures	$16.5	$28.0
Equity contributions from Dominion Energy to relieve payables to affiliates	—	4.2
(1)	See Note 4 for a description of the IDR reset and conversion of subordinated units.

The accompanying notes are an integral part of Dominion Energy Midstream's Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

Dominion Energy Midstream is a Delaware limited partnership formed by Dominion MLP Holding Company, LLC and Dominion Energy Midstream GP, both indirect wholly-owned subsidiaries of Dominion Energy, to grow a portfolio of natural gas terminalling, processing, storage, transportation and related assets.

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

In addition, Dominion Energy Midstream owns DECG and a 25.93% noncontrolling partnership interest in Iroquois, both of which are FERC-regulated interstate natural gas pipelines.  Dominion Energy Midstream also owns Dominion Energy Questar Pipeline, which owns and operates interstate natural gas pipelines and storage facilities in the western U.S., including a 50% noncontrolling partnership interest in White River Hub. Dominion Energy Questar Pipeline’s operations are primarily regulated by FERC.

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

In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly Dominion Energy Midstream's financial position at June 30, 2018, its results of operations for the three and six months ended June 30, 2018 and 2017 and its cash flows and changes in equity and partners’ capital for the six months ended June 30, 2018 and 2017. Such adjustments are normal and recurring in nature unless otherwise noted.

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

The results of operations for interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, purchased gas and other expenses and other factors.

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

The primary types of sales and service activities reported as operating revenue for Dominion Energy Midstream, subsequent to the adoption of revised guidance for revenue recognition from contracts with customers, are as follows:

Revenue from Contracts with Customers

•	Regulated gas transportation and storage sales consist primarily of FERC-regulated sales of transmission and storage services;
•	Nonregulated gas transportation and storage sales consist primarily of LNG terminalling services;
•	Other regulated revenue consists primarily of sales associated with cooling cargos at Cove Point; and
•	Other nonregulated revenue consists primarily of extracted products, gathering and processing and miscellaneous service revenues.

Other Revenue

•	Other revenue consists primarily of amounts related to the monetization of a bankruptcy claim acquired as part of the DECG Acquisition.

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

Transportation and storage contracts are primarily stand-ready service contracts that include fixed reservation and variable usage fees. LNG terminalling services are also stand-ready service contracts, primarily consisting of fixed fees, offset by service credits associated with the start-up phase of the Liquefaction Project. Fixed fees are recognized ratably over the life of the contract as the stand-ready performance obligations are satisfied, while variable usage fees are recognized when Dominion Energy Midstream has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the performance obligation completed to date. Substantially all of Dominion Energy Midstream’s revenues are derived from performance obligations satisfied over time, rather than recognized at a single point in time. The contract with the customer states the final terms of the sale, including the description, quantity and price of each product or service purchased. Payment for most sales and services varies by contract type, but is typically due within a month of billing.

Dominion Energy Midstream typically receives or retains NGLs and natural gas from customers when providing natural gas processing, transportation or storage services. The revised guidance for revenue from contracts with customers requires entities to include the fair value of the noncash consideration in the transaction price. Therefore, subsequent to the adoption of the revised guidance for revenue recognition from contracts with customers, Dominion Energy Midstream records the fair value of NGLs received during natural gas processing as service revenue recognized over time, and continues to recognize revenue from the subsequent sale of the NGLs to customers upon delivery. Dominion Energy Midstream typically retains natural gas under certain transportation service arrangements that are intended to facilitate performance of the service and allow for natural losses that occur. As the intent of the allowance is to enable fulfillment of the contract rather than to provide compensation for services, the fuel allowance is not included in revenue.

Cash, Restricted Cash and Equivalents

Restricted Cash and Equivalents

Dominion Energy Midstream holds restricted cash balances that primarily consist of amounts held for certain customer deposits as allowed under FERC gas tariffs and a distribution reserve. In October 2016, Cove Point fully funded a distribution reserve of $25.0 million, sufficient to pay two quarters of Preferred Return Distributions. The distribution reserve was fully utilized to fund the quarterly Preferred Return Distributions paid in November 2017 and February 2018. Upon the adoption of revised accounting guidance in January 2018, restricted cash and equivalents are included within Dominion Energy Midstream’s Consolidated Statements of Cash Flows, with the change in balance no longer considered a separate investing activity.  The retrospective application of this guidance had no impact to the six months ended June 30, 2017. The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within Dominion Energy Midstream’s Consolidated Balance Sheets to the corresponding amounts reported within Dominion Energy Midstream’s Consolidated Statements of Cash Flows:

	Cash, Restricted Cash and Equivalents at End of Period		Cash, Restricted Cash and Equivalents at Beginning of Period
	June 30, 2018	June 30, 2017	December 31, 2017	December 31, 2016
(millions)
Cash and cash equivalents	$ 61.8	$ 70.5	$ 11.0	$ 39.6
Restricted cash and equivalents	120.7	25.0	12.7	25.0
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$ 182.5	$ 95.5	$ 23.7	$ 64.6

Distributions from Equity Method Investees

Dominion Energy Midstream holds investments that are accounted for under the equity method of accounting. Effective January 2018, Dominion Energy Midstream classifies distributions from equity method investees as either cash flows from operating activities or cash flows from investing activities in the Consolidated Statements of Cash Flows according to the nature of the distribution. Distributions received are classified on the basis of the nature of the activity of the investees that generated the distribution as either a return on investment (classified as cash flows from operating activities) or a return of an investment (classified as cash flows from investing activities) when such information is available to Dominion Energy Midstream. Previously, distributions were determined to be either a return on investment or return of an investment based on a cumulative earnings approach whereby any distributions received in excess of earnings were considered to be a return of investment. Dominion Energy Midstream has applied this approach on a retrospective basis and has recast the Consolidated Statements of Cash Flows for the six months ended June 30, 2017, accordingly. As previously reported, Dominion Energy Midstream’s net cash provided by operating activities and net cash used in investing activities for the six months ended June 30, 2017 was $175.0 million and $537.1 million, respectively.

New Accounting Standards

Revenue Recognition

In May 2014, the Financial Accounting Standards Board issued revised accounting guidance for revenue recognition from contracts with customers. Dominion Energy Midstream adopted this revised accounting guidance for interim and annual reporting periods beginning January 1, 2018 using the modified retrospective method.

As a result of adopting this revised accounting guidance, Dominion Energy Midstream recorded offsetting operating revenue and purchased gas and other of $2.0 million in the Consolidated Statements of Income for non-cash consideration for performing processing and fractionation services related to NGLs for both the three and six months ended June 30, 2018. No such amounts were recorded during three and six months ended June 30, 2017. Dominion Energy Midstream no longer records offsetting operating revenue and purchased gas and other for fuel retained to offset costs on certain transportation and storage arrangements. Such amounts were $9.2 million and $20.1 million, recorded in the Consolidated Statements of Income, for the three and six months ended June 30, 2017, respectively.

Note 3. Net Income Per Limited Partner Unit

Net income per limited partner unit applicable to common and subordinated units is computed by dividing the respective limited partners’ interest in net income attributable to Dominion Energy Midstream, after deducting any distributions to Series A Preferred Units and incentive distributions, by the weighted average number of common and subordinated units outstanding. See Note 4 for information regarding the conversion of the subordinated units in May 2018. Because Dominion Energy Midstream has more than one class of participating securities, the two-class method is used when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units, subordinated units, Series A Preferred Units and IDRs. See Note 2 to the Consolidated Financial Statements in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2017 for further information about the Series A Preferred Units.

Dominion Energy Midstream’s net income is allocated to the limited partners in accordance with their respective partnership interests, after giving effect to priority income allocations to the holders of the Series A Preferred Units and incentive distributions, if any, to Dominion Energy, the holder of the IDRs, pursuant to the partnership agreement.  The distributions are declared and paid following the close of each quarter. Undistributed (distributions in excess of) earnings are allocated to the common and subordinated unitholders based on their respective ownership interests. Payments made to Dominion Energy Midstream's unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of earnings per limited partner unit.

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

The calculation of net income per limited partner unit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(millions)
Net income attributable to partners	$47.9	$42.0	$105.2	$94.2
Less: General partner allocation(1)	—	(4.0)	—	(4.2)
Less: Preferred unitholder allocation	9.5	9.5	19.0	19.0
Distributions declared on:
IDRs(2)	—	4.3	8.9	7.2
Common unitholders	44.4	19.4	67.1	37.8
Subordinated unitholder	—	9.2	10.7	18.0
Total distributions declared	44.4	32.9	86.7	63.0
Undistributed (distributions in excess of) earnings	$(6.0)	$3.6	$(0.5)	$16.4
(1)	Represents amounts recognized as equity contributions from our general partner for incurred amounts for which Dominion Energy did not seek reimbursement. See Note 16 for further information.
(2)	Dominion Energy Midstream GP holds all of the IDRs. See Note 4 for more information regarding the IDR reset in June 2018.

Distributions are declared and paid subsequent to quarter end. The table below summarizes the quarterly distributions on common and subordinated units related to the six months ended June 30, 2017 and 2018.

Quarterly Period Ended	Total Quarterly Distribution (per unit)	Total Cash Distribution (in millions)	Date of Declaration	Date of Record	Date of Distribution
December 31, 2016	$0.2605	$27.5	January 25, 2017	February 6, 2017	February 15, 2017
March 31, 2017	0.2740	30.1	April 21, 2017	May 5, 2017	May 15, 2017
June 30, 2017	0.2880	32.9	July 21, 2017	August 4, 2017	August 15, 2017
December 31, 2017	0.3180	39.1	January 25, 2018	February 5, 2018	February 15, 2018
March 31, 2018	0.3340	42.3	April 20, 2018	May 4, 2018	May 15, 2018
June 30, 2018	0.3510	44.4	July 25, 2018	August 6, 2018	August 15, 2018

Record holders of the Series A Preferred Units are entitled to receive cumulative quarterly distributions, payable in cash, payable in kind or a combination thereof at the option of our general partner, equal to $0.3134 in respect of each quarter ending before December 1, 2018. The table below summarizes the quarterly distributions on the Series A Preferred Units related to the six months ended June 30, 2017 and 2018.

Quarterly Period Ended	Total Distribution (in millions)		Amount Payable in Cash (in millions)	Amount Payable in Kind (in millions)
December 31, 2016	$3.2	(1)	$3.2	$—
March 31, 2017	9.5		9.5	—
June 30, 2017	9.5		9.5	—
December 31, 2017	9.5		9.5	—
March 31, 2018	9.5		9.5	—
June 30, 2018	9.5		9.5	—

(1)

For the period subsequent to the issuance of the Series A Preferred Units through December 31, 2016, the initial quarterly cash distribution was calculated as the minimum quarterly distribution of $0.3134 per unit prorated for the portion of the quarter subsequent to the issuance of the Series A Preferred Units.

Basic and diluted net income per limited partner unit for the three and six months ended June 30, 2018 are as follows:

	Common Units	Subordinated Units(1)	Series A Preferred Units	General Partner (including IDRs)	Total
(millions, except for weighted average units and per unit data)
Three Months Ended June 30, 2018
Preferred unitholder allocation	$—	$—	$9.5	$—	$9.5
Distributions declared	44.4	—	—	—	44.4
Distributions in excess of earnings	(5.1)	(0.9)	—	—	(6.0)
Net income (loss) attributable to partners (basic)	$39.3	$(0.9)	$9.5	$—	$47.9
Dilutive effect of Series A Preferred Units(2)	9.4	—
Net income (loss) attributable to partners (diluted)	48.7	(0.9)
Weighted average units outstanding (basic)	85,283,946	15,810,720
Dilutive effect of Series A Preferred Units(2)	30,308,342	—
Weighted average units outstanding (diluted)	115,592,288	15,810,720
Net income (loss) per limited partner unit (basic)	$0.46	$(0.06)
Net income (loss) per limited partner unit (diluted)	$0.42	$(0.06)

Six Months Ended June 30, 2018
Preferred unitholder allocation	$—	$—	$19.0	$—	$19.0
Distributions declared	67.1	10.7	—	8.9	86.7
Distributions in excess of earnings	(0.4)	(0.1)	—	—	(0.5)
Net income attributable to partners (basic)	$66.7	$10.6	$19.0	$8.9	$105.2
Dilutive effect of Series A Preferred Units(2)	17.1	—
Net income attributable to partners (diluted)	83.8	10.6
Weighted average units outstanding (basic)	76,655,417	23,847,108
Dilutive effect of Series A Preferred Units(2)	30,308,342	—
Weighted average units outstanding (diluted)	106,963,759	23,847,108
Net income per limited partner unit (basic)	$0.87	$0.44
Net income per limited partner unit (diluted)	$0.78	$0.44
(1)	See Note 4 for more information regarding the conversion of subordinated units in May 2018.
(2)

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

Note 4. Unit Activity

Activity in number of units was as follows:

	Convertible Preferred		Common
	Public	Dominion Energy	Public	Dominion Energy	General Partner	Subordinated	Total

Balance at December 31, 2016	18,942,714	11,365,628	48,734,195	18,504,628	—	31,972,789	129,519,954
Unit-based compensation	—	—	10,444	—	—	—	10,444
Balance at June 30, 2017	18,942,714	11,365,628	48,744,639	18,504,628	—	31,972,789	129,530,398

Balance at December 31, 2017	18,942,714	11,365,628	49,318,899	18,504,628	—	31,972,789	130,104,658
Unit-based compensation	—	—	10,424	—	—	—	10,424
Issuance of common units	—	—	125,819	—	—	—	125,819
IDR reset	—	—	—	—	26,675,082	—	26,675,082
Conversion of subordinated units	—	—	—	31,972,789	—	(31,972,789)	—
Balance at June 30, 2018	18,942,714	11,365,628	49,455,142	50,477,417	26,675,082	—	156,915,983

IDR Reset

In June 2018, Dominion Energy Midstream GP notified Dominion Energy Midstream that it had made an IDR reset election as defined in the partnership agreement. Under the IDR reset election, the minimum quarterly distribution was increased from $0.1750 to $0.3340 and the levels at which the IDRs participate in distributions were reset at higher amounts based on the formula in the partnership agreement.  In connection with the IDR reset election, Dominion Energy Midstream GP was issued 26.7 million common units.

Prior to the IDR reset election, Dominion Energy Midstream GP was entitled to incentive distributions if the amount distributed with respect to one quarter exceeded specified target levels shown below:

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Per Unit	Unitholders	IDR Holders
Minimum Quarterly Distribution	$0.1750	100.0%	---%
First Target Distribution	above $0.1750 up to $0.2013	100.0%	---%
Second Target Distribution	above $0.2013 up to $0.2188	85.0%	15.0%
Third Target Distribution	above $0.2188 up to $0.2625	75.0%	25.0%
Thereafter	above $0.2625	50.0%	50.0%

Subsequent to the IDR reset election, Dominion Energy Midstream GP is entitled to incentive distributions if the amount distributed with respect to one quarter exceeds specified target levels shown below:

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Per Unit	Unitholders	IDR Holders
Minimum Quarterly Distribution	$0.3340	100.0%	---%
First Target Distribution	above $0.3340 up to $0.3841	100.0%	---%
Second Target Distribution	above $0.3841 up to $0.4175	85.0%	15.0%
Third Target Distribution	above $0.4175 up to $0.5010	75.0%	25.0%
Thereafter	above $0.5010	50.0%	50.0%

Conversion of Subordinated Units

In May 2018, all of the subordinated units converted into common units on a 1:1 ratio following the payment of the distribution for the first quarter of 2018. The converted units participate pro rata with the other common units in quarterly distributions. The conversion of the subordinated units will not impact the amount of distributions paid by Dominion Energy Midstream or the total number of outstanding units. The allocation of net income and distributions during the period were effected in accordance with terms of the partnership agreement.

Note 5. Operating Revenue

Dominion Energy Midstream's operating revenue, subsequent to the adoption of revised guidance for revenue recognition from contracts with customers, consists of the following:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
(millions)
Regulated gas transportation and storage(1)	$117.7	$218.0
Nonregulated gas transportation and storage	124.0	124.0
Other regulated revenues	1.1	7.0
Other nonregulated revenues(1)	4.1	7.2
Total operating revenue from contracts with customers	246.9	356.2
Other revenue(1)	0.7	1.5
Total operating revenue	$247.6	$357.7
(1)	See Note 16 for amounts attributable to affiliates.

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

	2018	2019	2020	2021	2022	Thereafter	Total
(millions)
Revenue expected to be recognized on multi- year contracts in place at June 30, 2018	$ 560.1	$ 1,120.9	$ 1,093.0	$ 1,065.9	$ 1,007.3	$ 13,291.6	$ 18,138.8

Contract liabilities represent an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration, or the amount that is due, from the customer. At June 30, 2018 and December 31, 2017, Dominion Energy Midstream’s contract liability balances were $16.6 million and $15.7 million, respectively, presented in other current liabilities and other deferred credits and other liabilities in Dominion Energy Midstream’s Consolidated Balance Sheets. During the six months ended June 30, 2018, $1.7 million of revenue was recognized from the beginning contract liability balance as Dominion Energy Midstream fulfilled its obligations to provide service to its customers.

Dominion Energy Midstream’s operating revenue, prior to the adoption of revised guidance for revenue recognition from contracts with customers, consisted of the following:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
(millions)
Gas transportation and storage	$ 112.3	$ 236.9
Regulated gas sales	0.2	0.5
Other	3.2	8.5
Total operating revenue	$ 115.7	$ 245.9

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

	Level 1	Level 2	Level 3	Total
(millions)
At June 30, 2018
Assets
Interest rate derivatives	$—	$3.8	$—	$3.8
Total assets	$—	$3.8	$—	$3.8
At December 31, 2017
Assets
Interest rate derivatives	$—	$1.4	$—	$1.4
Total assets	$—	$1.4	$—	$1.4

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

	June 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Long-term debt, including securities due within one year(2)	$729.3	$745.1	$730.7	$760.7
Credit facility borrowings	73.0	73.0	—	—
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

	June 30, 2018			December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$3.8	$—	$3.8	$1.4	$—	$1.4
Total derivatives, subject to a master netting or similar arrangement	$3.8	$—	$3.8	$1.4	$—	$1.4

		June 30, 2018				December 31, 2017
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$3.8	$—	$—	$3.8	$1.4	$—	$—	$1.4
Total	$3.8	$—	$—	$3.8	$1.4	$—	$—	$1.4

Volumes

The following table presents the volume of Dominion Energy Midstream’s derivative activity at June 30, 2018. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Interest rate(1)	$—	$300,000,000
(1)	Maturity is determined based on final settlement period.

Ineffectiveness and AOCI

For the three and six months ended June 30, 2018 and 2017, there were no gains or losses on hedging instruments determined to be ineffective.

The following table presents selected information related to gains on cash flow hedges included in AOCI in Dominion Energy Midstream's Consolidated Balance Sheet at June 30, 2018:

	AOCI	Amounts Expected to be Reclassified to Earnings During the Next 12 Months	Maximum Term
(millions)
Interest rate	$3.8	$2.2	17 months
Total	$3.8	$2.2

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
(millions)
At June 30, 2018
ASSETS
Current Assets
Interest rate	$2.2	$2.2
Total current derivative assets(1)	2.2	2.2
Noncurrent Assets
Interest rate	1.6	1.6
Total noncurrent derivative assets(2)	1.6	1.6
Total derivative assets	$3.8	$3.8
At December 31, 2017
ASSETS
Current Assets
Interest rate	$0.1	$0.1
Total current derivative assets(1)	0.1	0.1
Noncurrent Assets
Interest rate	1.3	1.3
Total noncurrent derivative assets(2)	1.3	1.3
Total derivative assets	$1.4	$1.4
(1)	Current derivative assets are presented in other current assets in Dominion Energy Midstream’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion Energy Midstream's Consolidated Balance Sheets.

The following tables present the gains and losses on Dominion Energy Midstream's derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified From AOCI to Income
(millions)
Three Months Ended June 30, 2018
Derivative type and location of gains (losses):
Interest rate(2)	$0.5	$0.2
Total	$0.5	$0.2
Three Months Ended June 30, 2017
Derivative type and location of gains (losses):
Interest rate(2)	$(1.0)	$(0.6)
Total	$(1.0)	$(0.6)
Six Months Ended June 30, 2018
Derivative type and location of gains (losses):
Interest rate(2)	$2.5	$0.1
Total	$2.5	$0.1
Six Months Ended June 30, 2017
Derivative type and location of gains (losses):
Interest rate(2)	$(1.5)	$(0.6)
Total	$(1.5)	$(0.6)
(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy Midstream's Consolidated Statements of Income.
(2)	Amounts recorded in Dominion Energy Midstream's Consolidated Statements of Income are classified in interest and related charges.

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

The table below summarizes distributions received and income earned from Dominion Energy Midstream's equity method investees for the three and six months ended June 30, 2018 and 2017.

	Iroquois	White River Hub	Iroquois	White River Hub
(millions)
Period Ended June 30, 2018	Three Months		Six Months
Distributions received	$7.4	$1.2	$14.8	$2.4
Income from equity method investees	5.1	1.0	15.1	2.0
Period Ended June 30, 2017
Distributions received	$5.9	$1.1	$11.7	$2.3
Income from equity method investees	4.3	0.9	11.4	1.8

The table below summarizes the carrying amount of the investments and excess of investment over Dominion Energy Midstream's share of underlying equity in net assets at June 30, 2018 and December 31, 2017.

	Iroquois		White River Hub
(millions)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Carrying amount of investment	$215.9	$215.6	$37.8	$38.2
Excess of investment over Dominion Energy Midstream's share of underlying equity in net assets(1)	122.9	122.9	16.1	16.1
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

Note 10. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	June 30, 2018	December 31, 2017
(millions)
Regulatory assets:
Unrecovered gas costs(1)	$2.2	$11.7
Interest rate hedges(2)	0.6	0.7
Other	0.8	2.1
Regulatory assets-current	3.6	14.5
Income taxes recoverable through future rates(3)	3.1	2.8
Interest rate hedges(2)	33.0	33.3
Cost of reacquired debt(4)	1.1	1.3
Other	3.7	3.1
Regulatory assets-noncurrent(5)	40.9	40.5
Total regulatory assets	$44.5	$55.0
Regulatory liabilities:
Overrecovered gas costs(1)	$3.3	$4.8
Customer bankruptcy settlement(6)	2.8	2.8
Provision for future cost of removal and AROs(7)	2.3	2.3
Other	2.6	4.1
Regulatory liabilities-current(8)	11.0	14.0
Provision for future cost of removal and AROs(7)	105.5	101.8
Unrecognized other postretirement benefit costs(9)	13.8	12.8
Customer bankruptcy settlement(6)	13.4	14.8
Other	1.0	1.7
Regulatory liabilities-noncurrent	133.7	131.1
Total regulatory liabilities	$144.7	$145.1

(1)	Reflects unrecovered/overrecovered gas costs, which are subject to annual filings with FERC.
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

(4)

Represents charges incurred on the reacquisition of debt by Dominion Energy Questar Pipeline that are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 2.6 years at June 30, 2018.

(5)	Noncurrent regulatory assets are presented in other deferred charges and other assets in Dominion Energy Midstream’s Consolidated Balance Sheets.
(6)	Represents the balance of proceeds from the monetization of a bankruptcy claim acquired as part of the DECG Acquisition, which is being amortized into operating revenue through February 2024.
(7)	Rates charged to customers include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(8)	Current regulatory liabilities are presented in other current liabilities in Dominion Energy Midstream’s Consolidated Balance Sheets.
(9)	Reflects a regulatory liability for the collection of postretirement benefit costs allowed in rates in excess of expenses incurred at Dominion Energy Questar Pipeline.

At June 30, 2018, approximately $41.0 million of regulatory assets represented past expenditures on which Dominion Energy Midstream does not currently earn a return. With the exception of regulatory assets related to interest rate hedges and reacquired debt, these expenditures are expected to be recovered within two years.

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

Other than the matters discussed below, there has been no significant developments regarding the pending regulatory matters disclosed in Note 14 to the Consolidated Financial Statements in Dominion Energy Midstream’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

In July 2018, FERC issued a final rule adopting and modifying the procedures for determining whether jurisdictional natural gas pipelines may be collecting unjust and unreasonable rates in light of the reduction in the corporate income tax rate.  These procedures are generally the same as the proposals issued in March; however the final rule modifies the treatment of the income tax allowance for MLPs and other pass-through entities in the informational filing.  Specifically, this final rule does not require MLPs to eliminate their income tax allowances when completing the informational filing, and allows entities that are wholly-owned by corporations to include an income tax allowance. Although the informational filing does not require the elimination of the income tax allowance for MLPs, and provides options to MLPs to address the income tax allowance that were previously unavailable including providing evidence that a double recovery of income taxes does not exist, there can be no assurance that MLPs would be allowed to include an income tax allowance in the future. Given these developments and associated uncertainty, Dominion Energy Midstream is currently unable to predict the outcome of these matters; however, any change in rates permitted to be charged to customers could have a material impact on results of operations, financial condition and/or cash flows.

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

In January 2018, Cove Point received FERC authorization to construct and operate the Eastern Market Access Project, which is expected to be placed into service in late 2019. In July 2018, Cove Point announced it is evaluating a change to the location of a compressor station which could result in a delay of the in-service date and/or additional costs.

Note 12. Variable Interest Entities

There have been no significant changes regarding the entities Dominion Energy Midstream considers VIEs as described in Note 16 to the Consolidated Financial Statements in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2017.

Dominion Energy Midstream reimburses its general partner and affiliates for the costs of providing administrative, management and other services necessary for its operations. For the three and six months ended June 30, 2018, these costs were $0.6 million and $1.2 million, respectively. For the three and six months ended June 30, 2017, these costs were $0.5 million and $0.9 million, respectively.

In addition to the services purchased by our general partner, Dominion Energy Midstream purchased shared services from DES, DECGS and DEQPS of approximately $8.5 million, $4.6 million and $7.9 million for the three months ended June 30, 2018, respectively, and $17.7 million, $8.7 million and $14.6 million for the six months ended June 30, 2018, respectively. Dominion

Energy Midstream purchased shared services from DES, DECGS and DEQPS of approximately $6.7 million, $3.7 million and $10.8 million for the three months ended June 30, 2017, respectively, and $13.6 million, $6.9 million and $17.7 million for the six months ended June 30, 2017, respectively. The Consolidated Balance Sheets at June 30, 2018 and December 31, 2017 include amounts due from Dominion Energy Midstream to DES, DECGS and DEQPS of approximately $8.4 million and $8.7 million, respectively.

Note 13. Significant Financing Transactions

Credit Facility

In March 2018, Dominion Energy Midstream entered into a $500.0 million revolving credit facility with certain third party lenders to replace the existing $300.0 million credit facility with Dominion Energy, which was terminated in May 2018. See Note 16 for further information. The credit facility matures in March 2021, bears interest at a variable rate, and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $250.0 million of letters of credit. Borrowings under the credit facility will be utilized primarily to fund capital expenditures and repay the outstanding balance on the terminated Dominion Energy credit facility. At June 30, 2018, Dominion Energy Midstream had $73.0 million outstanding on this credit facility.

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

Surety Bonds

At June 30, 2018, Dominion Energy Midstream had purchased $11.9 million of surety bonds, including $9.3 million held by Cove Point. Under the terms of surety bonds, Dominion Energy Midstream is obligated to indemnify the respective surety bond company for any amounts paid.

Note 15. Credit Risk

Dominion Energy Midstream’s accounting policy for credit risk is discussed in Note 21 to the Consolidated Financial Statements in Dominion Energy Midstream’s Annual Report on Form 10-K for the year ended December 31, 2017.

Upon the Liquefaction Project commencing commercial operations in April 2018, the majority of Cove Point’s revenue and earnings are expected to be generated from annual reservation payments under certain terminalling, storage and transportation contracts with the Export Customers. If such agreements were terminated and Cove Point was unable to replace such agreements on comparable terms, there could be a material impact on results of operations, financial condition and/or cash flows.

At June 30, 2018, Dominion Energy Midstream provided service to approximately 150 customers, including the Export Customers, Storage Customers, marketers or end users, power generators, utilities and the Import Shippers. The two largest customers comprised approximately 55% of the total operating revenues for the three months ended June 30, 2018, with Dominion Energy Midstream’s largest customer representing approximately 30% of such amount during the period. The three largest customers, including an affiliate, comprised approximately 49% of the total operating revenues for the six months ended June 30, 2018, with Dominion Energy Midstream’s largest customer representing approximately 21% of such amount during the period. The two largest customers comprised approximately 29% of the total transportation and storage revenues for the three months ended June 30, 2017, with Dominion Energy Midstream’s largest customer, an affiliate, representing approximately 16% of such amount during the period. The three largest customers comprised approximately 41% of the total transportation and storage revenues for the six months ended June 30, 2017, with Dominion Energy Midstream's largest customer, an affiliate, representing approximately 17% of such amount during the period.

During the six months ended June 30, 2018, Dominion Energy Midstream received $120.4 million of cash primarily as a result of a downgrade in a customer’s guarantor’s credit rating, in accordance with the terms of the customer’s contracts and certain provisions of the FERC Gas Tariff. Such deposit may be returned to the customer upon the occurrence of certain conditions.

Note 16. Related-Party Transactions

Dominion Energy Midstream engages in related-party transactions primarily with other Dominion Energy subsidiaries (affiliates), including our general partner. Dominion Energy Midstream's receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. Cove Point participates in certain Dominion Energy benefit plans as described in Note 18 to the Consolidated Financial Statements in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2017. In Dominion Energy Midstream's Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, amounts due to Dominion Energy associated with these benefit plans included in other deferred credits and other liabilities were $9.7 million and $8.2 million, respectively, and amounts due from Dominion Energy at June 30, 2018 and December 31, 2017 included in other deferred charges and other assets were $3.0 million and $2.2 million, respectively. In connection with the Dominion Energy Questar Pipeline Acquisition, transition costs of $4.1 million and $4.3 million incurred by our general partner were expensed to operations and maintenance expense in the Consolidated Statements of Income for the three and six months ended June 30, 2017, respectively. A discussion of the remaining significant related party transactions follows.

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

Affiliated transactions are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(millions)
Sales of natural gas transportation and storage services to affiliates	$18.1	$19.0	$38.5	$41.6
Services provided to affiliates	0.1	0.3	0.3	0.9
Purchased gas from affiliates	—	1.3	—	3.8
Goods and services provided by affiliates to Dominion Energy Midstream(1)	25.5	26.3	49.5	48.8

(1)

Includes $3.7 million and $8.3 million of capitalized expenditures for the three and six months ended June 30, 2018, respectively, and $9.4 million and $16.3 million for the three and six months ended June 30, 2017, respectively.

Dominion Energy Credit Facility

In connection with the Offering, Dominion Energy Midstream entered into a credit facility with Dominion Energy with a borrowing capacity of $300.0 million. At December 31, 2017, $26.4 million was outstanding against the credit facility. Interest charges related to Dominion Energy Midstream's borrowings against the facility were $0.1 million and $0.5 million for the three and six months ended June 30, 2018, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2017, respectively. In April and May 2018, Dominion Energy Midstream repaid $73.0 million, representing all of the outstanding principal plus interest. In May 2018, Dominion Energy Midstream provided notice to Dominion Energy for termination of the credit facility. Dominion Energy waived the 90-day notice requirement and termination was effective immediately.

Intercompany Revolving Credit Agreement with Dominion Energy

In March 2018, Cove Point entered into a $50.0 million intercompany revolving credit agreement with Dominion Energy, which matures in March 2019 and bears interest at a variable rate, for the purpose of funding items other than capital expenditures. There was no outstanding balance under this credit agreement at June 30, 2018. Interest charges related to Cove Point’s borrowings under the credit agreement were $0.2 million for both the three and six months ended June 30, 2018.

Unbilled Revenue

Affiliated receivables at June 30, 2018 and December 31, 2017 included $5.9 million and $7.0 million, respectively, of accrued unbilled revenue based on estimated amounts of services provided but not yet billed to affiliates.

Natural Gas Imbalances

Dominion Energy Midstream maintains natural gas imbalances with affiliates. The imbalances with affiliates are provided below:

	June 30, 2018	December 31, 2017
(millions)
Imbalances payable to affiliates(1)	$1.0	$1.7
Imbalances receivable from affiliates(2)	6.5	—
(1)	Recorded in other current liabilities in the Consolidated Balance Sheets.
(2)	Recorded in other current assets in the Consolidated Balance Sheets.

Right of First Offer

In connection with the Offering, Dominion Energy Midstream entered into a right of first offer agreement with Dominion Energy as described in Note 22 to the Consolidated Financial Statements in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2017.  There have been no changes to this agreement.

Contributions from Dominion Energy

For the three and six months ended June 30, 2018, Dominion Energy contributed $17.6 million and $101.4 million, respectively, to Cove Point. For the three and six months ended June 30, 2017, Dominion Energy contributed $134.4 million and $463.6 million, respectively to Cove Point. These contributions from Dominion Energy to Cove Point primarily represent funding for capital expenditures related to the Liquefaction Project. During the first quarter of 2018, $25.0 million of contributions were utilized to fund the payment under a contractual agreement with a local government taxing authority at Cove Point.

For the three and six months ended June 30, 2017, Dominion Energy allocated costs of $4.0 million and $4.2 million, respectively, to Dominion Energy Midstream related to the Dominion Energy Questar Pipeline Acquisition for which Dominion Energy did not seek reimbursement.

Distributions from Cove Point to Dominion Energy

Until the Liquefaction Project was completed, Cove Point was prohibited from making a distribution on its common equity interests unless it had a distribution reserve sufficient to pay two quarters of the Preferred Return Distributions. Following the

commencement of commercial operations of the Liquefaction Project in April 2018, Cove Point is generating sufficient cash flows from operations and undistributed Net Operating Income to pay the Preferred Return Distributions. In June 2018, Dominion Energy Midstream caused Cove Point to pay its second quarter 2018 Preferred Return Distribution and subsequently to distribute $26.5 million, with respect to its common equity interest, to Dominion Energy.

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

The following table presents segment information pertaining to Dominion Energy Midstream's operations:

	Gas Infrastructure	Corporate and Other	Total
(millions)
Three Months Ended June 30, 2018
Operating revenue	$247.6	$—	$247.6
Earnings from equity method investees	6.1	—	6.1
Net income including noncontrolling interest	132.0	—	132.0
Net income attributable to partners	47.9	—	47.9
Three Months Ended June 30, 2017
Operating revenue	$115.7	$—	$115.7
Earnings from equity method investees	5.2	—	5.2
Net income (loss) including noncontrolling interest and predecessors	35.6	(4.0)	31.6
Net income (loss) attributable to partners	46.0	(4.0)	42.0
Six Months Ended June 30, 2018
Operating revenue	$357.7	$—	$357.7
Earnings from equity method investees	17.1	—	17.1
Net income including noncontrolling interest and predecessors	165.9	—	165.9
Net income attributable to partners	105.2	—	105.2
Six Months Ended June 30, 2017
Operating revenue	$245.9	$—	$245.9
Earnings from equity method investees	13.2	—	13.2
Net income (loss) including noncontrolling interest and predecessors	90.1	(4.2)	85.9
Net income (loss) attributable to partners	98.4	(4.2)	94.2

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

Additionally, other risks that could cause actual results to differ from predicted results are described in Item 1A. Risk Factors in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2017 and Part II, Item 1A. Risk Factors in Dominion Energy Midstream’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

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

Factors Impacting Comparability of Our Financial Results

As of June 30, 2018, there have been no significant changes with regard to the factors impacting comparability of our financial results as disclosed in MD&A in Dominion Energy Midstream’s Annual Report on Form 10-K for the year ended December 31, 2017. The factors disclosed included the Cove Point rate case, Dominion Energy Questar Pipeline Acquisition, Iroquois rate settlement, acquisition of interest in Iroquois, DECG acquisition, import contracts, the Liquefaction Project and income taxes.

Accounting Matters

Critical Accounting Policies and Estimates

As of June 30, 2018, there have been no significant changes to the critical accounting policies and estimates disclosed in MD&A in Dominion Energy Midstream’s Annual Report on Form 10-K for the year ended December 31, 2017. The policies previously disclosed included the accounting for regulated operations, use of estimates in goodwill impairment testing and use of estimates in long-lived asset and equity method investment impairment testing.

Results of Operations

Presented below are selected amounts related to Dominion Energy Midstream's results of operations:

	Second Quarter			Year-To-Date
	2018	2017	$ Change	2018	2017	$ Change
(millions)
Operating revenue	$247.6	$115.7	$131.9	$357.7	$245.9	$111.8
Purchased gas and other	2.3	9.8	(7.5)	12.6	22.0	(9.4)
Net revenue	245.3	105.9	139.4	345.1	223.9	121.2
Other operations and maintenance	55.1	38.1	17.0	92.7	69.2	23.5
Depreciation and amortization	47.3	25.4	21.9	71.8	50.3	21.5
Other taxes	9.5	9.2	0.3	19.2	18.5	0.7
Earnings from equity method investees	6.1	5.2	0.9	17.1	13.2	3.9
Other income	1.4	1.3	0.1	3.2	2.6	0.6
Interest and related charges	8.9	8.1	0.8	15.8	15.8	—
Net income including noncontrolling interest and predecessors	$132.0	$31.6	$100.4	$165.9	$85.9	$80.0
Less: Net income (loss) attributable to noncontrolling interest	84.1	(10.4)		60.7	(8.3)
Net income attributable to partners	$47.9	$42.0		$105.2	$94.2
EBITDA	$188.2	$65.1		$253.5	$152.0
Adjusted EBITDA	$76.3	$68.6		$155.8	$144.0
Distributable cash flow	$49.3	$40.7		$101.4	$84.8

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measure for the three and six months ended June 30, 2018 and 2017.

	Second Quarter		Year-To-Date
	2018	2017	2018	2017
(millions)
Adjustments to reconcile net income including noncontrolling interest and predecessors to EBITDA and Adjusted EBITDA:
Net income including noncontrolling interest and predecessors	$132.0	$31.6	$165.9	$85.9
Add:
Depreciation and amortization	47.3	25.4	71.8	50.3
Interest and related charges	8.9	8.1	15.8	15.8
EBITDA	$188.2	$65.1	$253.5	$152.0
Distributions from equity method investees	8.6	7.0	17.2	14.0
Less:
Earnings from equity method investees	6.1	5.2	17.1	13.2
EBITDA attributable to noncontrolling interest	114.4	(1.7)	97.8	8.8
Adjusted EBITDA	$76.3	$68.6	$155.8	$144.0

The following table presents a reconciliation of distributable cash flow to the most directly comparable GAAP financial measure for the three and six months ended June 30, 2018 and 2017.

	Second Quarter		Year-To-Date
	2018	2017	2018	2017
(millions)
Adjustments to reconcile net cash provided by operating activities to distributable cash flow:
Net cash provided by operating activities(1)	$149.1	$64.9	$316.8	$175.5
Less:
Cash attributable to noncontrolling interest(2)	75.6	1.8	59.4	20.6
Restricted cash for customer deposits	16.0	—	120.4	—
Other changes in working capital and noncash adjustments	18.8	5.5	6.3	(10.9)
Cash received from distribution reserve(2)	—	—	12.5	—
Adjusted EBITDA	76.3	68.6	155.8	144.0
Adjustments to cash:
Less: Distributions to preferred unitholders(3)	(9.5)	(9.5)	(19.0)	(19.0)
Plus (less): Contract liabilities(4)	1.1	(0.2)	1.9	(0.3)
Less: Amortization of regulatory liability(5)	(0.7)	(0.7)	(1.4)	(1.4)
Less: Maintenance capital expenditures(6)	(9.0)	(12.7)	(18.1)	(25.9)
Plus: Acquisition costs funded by Dominion Energy	—	4.0	—	4.2
Less: Interest expense and AFUDC equity	(9.0)	(8.8)	(18.0)	(16.9)
Plus: Non-cash director compensation	0.1	—	0.2	0.1
Distributable cash flow	$49.3	$40.7	$101.4	$84.8
(1)

Amounts for 2017 have been recast to reflect the adoption in the first quarter of 2018 of a new accounting standard for the presentation of equity method investment distributions within the Consolidated Statements of Cash Flows. As a result, net cash provided by operating activities for the three and six months ended June 30, 2017 includes $0.2 million and $0.5 million, respectively, of amounts previously reported in investing activities. As such, this reconciliation does not include an adjustment for equity method investee distributions included in investing activities.

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
(6)

Amounts include accruals. For the three and six months ended June 30, 2018, amount excludes $8.2 million and $17.0 million, respectively, of Dominion Energy funded maintenance capital expenditures related to the Cove Point LNG Facility, Cove Point Pipeline and Liquefaction Project. For the three and six months ended June 30, 2017, amount excludes $10.0 million of $14.2 million, respectively, of Dominion Energy funded maintenance capital expenditures related to the Cove Point LNG Facility and Cove Point Pipeline. Dominion Energy has indicated that it intends to continue providing the funding necessary for such expenditures, but it is under no obligation to do so.

Analysis of Consolidated Operations

Overview

Net revenue reflects operating revenue less purchased gas and other expense. Purchased gas and other expense includes the value of natural gas retained for use in routine operations and the cost of LNG cooling quantity purchases. LNG cooling quantity purchases are required for Cove Point to maintain the cryogenic readiness of the Cove Point LNG Facility to the extent market conditions exist that neither import nor export services are being sufficiently utilized. Historically, one or two LNG cooling cargos had been procured annually and billed to the Import Shippers pursuant to certain provisions in Cove Point's FERC Gas Tariff. Increases or decreases in purchased gas and other expenses related to LNG cooling quantities were offset by corresponding increases or decreases in operating revenues and thus had been financially neutral to Dominion Energy Midstream. Under the terms of the stipulation and settlement agreement approved by FERC in November 2017, the Import Shippers’ responsibility for costs incurred for any LNG cooling cargos received prior to March 2018 was reduced to approximately half of such amounts incurred. Upon operational commencement of the Liquefaction Project in April 2018, the Import Shippers are responsible for costs incurred on certain LNG cooling quantities. As Cove Point’s contracts with the Export Customers contain similar cost recovery mechanisms, any LNG cooling quantities procured will be financially neutral to Dominion Energy Midstream following operational commencement of the Liquefaction Project.

An analysis of Dominion Energy Midstream's results of operations follows:

Second Quarter 2018 vs. 2017

Net revenue increased $139.4 million, primarily reflecting:

•

A $124.0 million increase from terminalling services provided to the Export Customers upon commencement of commercial operations of the Liquefaction Project in April 2018 ($158.7 million), partially offset by credits associated with the start-up phase of the Liquefaction Project ($34.7 million);

•	Regulated gas transportation contracts to serve the Export Customers beginning in April 2018 ($18.5 million); and
•	The Charleston Project ($4.3 million), which was placed into service in March 2018; partially offset by
•	A decrease from import contracts ($4.3 million); and
•	The impact of the Cove Point rate case approved by FERC in November 2017 ($3.1 million).

In addition, operating revenue and purchased gas and other decreased $9.2 million for fuel retained on certain transportation and storage agreements from the adoption of revised accounting guidance in January 2018.

Other operations and maintenance increased 45%, primarily due to an increase in operating expenses from the commercial operations of the Liquefaction Project ($10.6 million) and costs associated with regulated gas transportation contracts to serve the Export Customers ($5.3 million).

Depreciation and amortization increased 86%, primarily due to the Liquefaction Project commencing commercial operations in April 2018.

Year-To-Date 2018 vs. 2017

Net revenue increased 54%, primarily reflecting:

•

A $124.0 million increase from terminalling services provided to the Export Customers upon commencement of commercial operations of the Liquefaction Project in April 2018 ($158.7 million), partially offset by credits associated with the start-up phase of the Liquefaction Project ($34.7 million);

•	Regulated gas transportation contracts to serve the Export Customers beginning in April 2018 ($18.5 million); and
•	The Charleston Project ($5.7 million), which was placed into service in March 2018; partially offset by
•	A decrease from import contracts ($19.0 million);
•	The impact of the Cove Point rate case approved by FERC in November 2017 ($6.8 million); and
•	The unrecovered portion of an LNG cooling cargo received in February 2018 ($3.3 million).

In addition, operating revenue and purchased gas and other decreased $20.1 million for fuel retained on certain transportation and storage agreements from the adoption of revised accounting guidance in January 2018. These decreases were partially offset by the recovered portion of an LNG cooling cargo received in 2018 ($5.7 million) compared to no such cargos received in 2017.

Other operations and maintenance increased 34%, primarily due to an increase in operating expenses from the commercial operations of the Liquefaction Project ($10.6 million), costs associated with regulated gas transportation contracts to serve the Export Customers ($5.3 million) and an increase in labor and outside service costs associated with Cove Point’s operations affected by the Liquefaction Project prior to commencement of commercial operations ($4.3 million).

Depreciation and amortization increased 43%, primarily due to the Liquefaction Project commencing commercial operations in April 2018.

Earnings from equity method investees increased 30%, primarily due to higher earnings from unsubscribed capacity as a result of an increase in heating degree days at Iroquois.

Segment Results of Operations

Presented below is a summary of contributions by Dominion Energy Midstream's operating segment to net income including noncontrolling interest and predecessors:

	Second Quarter			Year-To-Date
	2018	2017	$ Change	2018	2017	$ Change
(millions)
Gas Infrastructure	$132.0	$35.6	$96.4	$165.9	$90.1	$75.8
Corporate and Other	—	(4.0)	4.0	—	(4.2)	4.2
Consolidated	$132.0	$31.6	$100.4	$165.9	$85.9	$80.0

Gas Infrastructure

The following table summarizes the key factors impacting Gas Infrastructure’s contribution to net income including noncontrolling interest and predecessors.

	Second Quarter 2018 vs. 2017 Increase/(Decrease)	Year-To-Date 2018 vs. 2017 Increase/(Decrease)
(millions)
Liquefaction Project commercial operations	$88.0	$88.0
Transportation services to Export Customers	13.2	13.2
Import contracts	(4.3)	(19.0)
Cove Point rate case	(1.8)	(4.2)
Growth projects placed into service, excluding the Liquefaction Project	3.8	5.6
Labor and outside service costs associated with the Liquefaction Project during construction	—	(4.3)
Earnings from equity method investees	0.9	3.9
AFUDC on rate-regulated projects	(1.2)	0.3
Unrecovered portion of an LNG cooling cargo	—	(3.3)
Other	(2.2)	(4.4)
Change in net income contribution	$96.4	$75.8

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

Liquidity and Capital Resources

Overview

Dominion Energy Midstream's ongoing principal sources of liquidity may include distributions received from Cove Point from our Preferred Equity Interest, cash generated from operations of DECG and Dominion Energy Questar Pipeline, distributions received from our noncontrolling partnership interests in Iroquois and White River Hub, borrowings under our credit facility and issuances of debt and equity securities. We believe that cash from these sources will be sufficient to pay distributions on our common and preferred units while continuing to meet our short-term working capital requirements and our long-term capital expenditure requirements. We expect to have sufficient distributable cash flow to pay the minimum quarterly distribution of $0.3340 per common unit, which equates to $42.3 million per quarter, or $169.1 million per year in the aggregate, based on the number of common units outstanding at June 30, 2018. We do not have a legal or contractual obligation to pay distributions quarterly or on any other basis or at the minimum quarterly distribution rate or at any other rate on our common units, and there is no guarantee that we will pay distributions to such unitholders in any quarter.

Additionally, the holders of the Series A Preferred Units are entitled to receive cumulative quarterly distributions of $0.3134 per Series A Preferred Unit for each quarter ending before December 1, 2018, which distributions commenced with the quarter ended December 31, 2016 with a prorated amount from the date of issuance to be paid for such quarter. We cannot pay any distributions on any junior securities, including any of the common units and the IDRs, prior to paying the quarterly distribution payable to holders of the Series A Preferred Units, including any previously accrued and unpaid distributions.

IDR Reset

In June 2018, Dominion Energy Midstream GP notified Dominion Energy Midstream that it had made an IDR reset election as defined in the partnership agreement. Under the IDR reset election, the minimum quarterly distribution was increased from $0.1750 to $0.3340 and the levels at which the IDRs participate in distributions were reset at higher amounts based on the formula in the partnership agreement. In connection with the IDR reset election, Dominion Energy Midstream GP was issued 26.7 million common units.

Conversion of Subordinated Units

In May 2018, all of the subordinated units converted into common units on a 1:1 ratio following the payment of the distribution for the first quarter of 2018. The conversion of the subordinated units will not impact the amount of distributions paid by Dominion Energy Midstream or the total number of outstanding units. The allocation of net income and distributions during the period were effected in accordance with terms of the partnership agreement.

Outstanding Indebtedness

In connection with the Offering, Dominion Energy Midstream entered into a $300.0 million credit facility with Dominion Energy, which had $26.4 million outstanding at December 31, 2017. This facility was terminated in May 2018. In March 2018, Dominion Energy Midstream entered into a $500.0 million revolving credit facility with certain third party lenders, which had $73.0 million outstanding at June 30, 2018.

In March 2018, Cove Point entered into a $50.0 million intercompany revolving credit agreement with Dominion Energy, which matures in March 2019 and bears interest at a variable rate, for the purposes of funding items other than capital expenditures. There was no outstanding balance under this credit agreement at June 30, 2018. See Notes 13 and 16 to the Consolidated Financial Statements for further information.

Dominion Energy has announced its intention to pursue a debt financing at Cove Point in the third quarter of 2018 of up to $3 billion, the proceeds of which would be returned to Dominion Energy.

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

For the six months ended June 30, 2018, Dominion Energy Midstream paid total capital expenditures of $178.8 million, which included $35.1 million of maintenance capital expenditures.

Our significant capital projects, all of which are expansion projects, are described further below:

•	The Liquefaction Project was placed into service in April 2018 at a cost of $4.1 billion, excluding financing costs.
•

Total costs of the Eastern Market Access Project are estimated to be approximately $150 million. Through June 30, 2018, approximately $65 million of costs had been incurred. Construction on the project began in the second quarter of 2018, and the project facilities are expected to be placed into service in late 2019. In July 2018, Cove Point announced it is evaluating a change to the location of a compressor station which could result in a delay of the in-service date and/or additional costs.

•

In September 2016, DECG entered into a facilities agreement with SCE&G to commit up to $9 million to improve certain measuring and regulation stations over the next seven years in exchange for a 20-year firm transportation commitment of 12,000 Dth/day. We currently expect to improve three to four stations per year over the next seven years, however, DECG is obligated to fund these station improvements only after they are mutually identified and agreed to with SCE&G. Total project costs were less than $1 million through June 30, 2018.

•

In March 2017, Dominion Energy Questar Pipeline committed to upgrade certain facilities and increase capacity, including the Hyrum Project, and entered into agreements to provide firm transportation service to Questar Gas Company, an affiliate. Total costs of these projects are expected to be approximately $10 million through 2027. Through June 30, 2018, approximately $3 million of costs had been incurred related to these projects.

•

In December 2017, Dominion Energy Questar Pipeline filed with FERC to convert a portion of existing interruptible storage capacity to firm capacity and increase the minimum required deliverability at the Clay Basin storage facility by the end of 2018. Total costs of this project are estimated to be approximately $5 million. Through June 30, 2018, approximately $2 million of costs had been incurred related to this project.

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

Distributions

Distributions are declared subsequent to quarter end.  The table below summarizes the quarterly distributions on common units.

Quarterly Period Ended	Total Quarterly Distribution (per unit)	Total Cash Distribution (in millions)	Date of Declaration	Date of Record	Date of Distribution
December 31, 2016	$0.2605	$27.5	January 25, 2017	February 6, 2017	February 15, 2017
March 31, 2017	0.2740	30.1	April 21, 2017	May 5, 2017	May 15, 2017
June 30, 2017	0.2880	32.9	July 21, 2017	August 4, 2017	August 15, 2017
December 31, 2017	0.3180	39.1	January 25, 2018	February 5, 2018	February 15, 2018
March 31, 2018	0.3340	42.3	April 20, 2018	May 4. 2018	May 15, 2018
June 30, 2018	0.3510	44.4	July 25, 2018	August 6, 2018	August 15, 2018

Record holders of the Series A Preferred Units are entitled to receive cumulative quarterly distributions, payable in cash, payable in kind or a combination thereof at the option of our general partner, equal to $0.3134 per Series A Preferred Unit in respect of each quarter ending before December 1, 2018. The table below summarizes the quarterly distributions on the Series A Preferred Units.

Quarterly Period Ended	Total Distribution (in millions)		Amount Payable in Cash (in millions)	Amount Payable in Kind (in millions)
December 31, 2016	$3.2	(1)	$3.2	$—
March 31, 2017	9.5		9.5	—
June 30, 2017	9.5		9.5	—
December 31, 2017	9.5		9.5	—
March 31, 2018	9.5		9.5	—
June 30, 2018	9.5		9.5	—

(1)

For the period subsequent to the issuance of the Series A Preferred Units through December 31, 2016, the initial quarterly cash distribution was calculated as the minimum quarterly distribution of $0.3134 per unit prorated for the portion of the quarter subsequent to the issuance of the Series A Preferred Units.

Cash Flows

A summary of cash flows is presented below:

	Six Months Ended June 30,
	2018	2017
(millions)
Cash, restricted cash and equivalents at beginning of year	$23.7	$64.6
Cash flows provided by (used in):
Operating activities	316.8	175.5
Investing activities	(180.4)	(537.6)
Financing activities	22.4	393.0
Net increase in cash, restricted cash and equivalents	158.8	30.9
Cash, restricted cash and equivalents at June 30	$182.5	$95.5

Operating Cash Flows

In the first six months of 2018, net cash provided by Dominion Energy Midstream's operating activities increased $141.3 million, primarily due to increased customer deposits and commencement of commercial operations of the Liquefaction Project, partially offset by changes in other working capital items.

Investing Cash Flows

In the first six months of 2018, net cash used in Dominion Energy Midstream's investing activities decreased $357.2 million, primarily due to lower expenditures for the Liquefaction Project, which was placed into service in April 2018.

Financing Cash Flows and Liquidity

In the first six months of 2018, net cash provided by Dominion Energy Midstream's financing activities decreased $370.6 million, primarily due to lower capital contributions from Dominion Energy to fund the Liquefaction Project.

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

In March 2018, Dominion Energy Midstream filed an SEC shelf registration statement for the ability to sell common units through an at-the-market program, to replace the existing program, and pursuant to which it may offer from time to time up to $500.0 million aggregate amount of its common units.  Sales of common units, if any, can be made by means of ordinary brokers' transactions on the NYSE, in block transactions, or as otherwise agreed to between the sales agents and us. While no additional units have been issued under the new program in 2018, the units previously issued under the 2016 program reduce the aggregate amount of common units available under the new program by $22.2 million. At June 30, 2018, Dominion Energy Midstream has the ability to issue $477.8 million of common units under the new program.

Customer Concentration

Upon the Liquefaction Project commencing commercial operations in April 2018, the majority of Cove Point’s revenue and earnings are expected to be generated from annual reservation payments under certain terminalling, storage and transportation contracts with the Export Customers. If such agreements were terminated and Cove Point was unable to replace such agreements on comparable terms, there could be a material impact on results of operations, financial condition and/or cash flows.

At June 30, 2018, Dominion Energy Midstream provided service to approximately 150 customers, including the Export Customers, Storage Customers, marketers or end users, power generators, utilities and the Import Shippers. The two largest customers comprised approximately 55% of the total operating revenues for the three months ended June 30, 2018 and the three largest customers comprised approximately 49% of the total operating revenues for the six months ended June 30, 2018. See Note 15 to the Consolidated Financial Statements for additional information.

Contractual Obligations

At June 30, 2018, there have been no material changes outside the ordinary course of business to Dominion Energy Midstream's contractual obligations as disclosed in MD&A in the Dominion Energy Midstream Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

Other than the holding of surety bonds as discussed in Note 14 to the Consolidated Financial Statements, Dominion Energy Midstream had no off-balance sheet arrangements at June 30, 2018.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In connection with the Dominion Energy Questar Pipeline Acquisition, we borrowed $300.0 million under a three-year variable rate term loan agreement. In March 2018, Dominion Energy Midstream entered into a $500.0 million variable rate revolving credit facility with certain third party lenders. At June 30, 2018, $73.0 million was outstanding under this facility. A hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at June 30, 2018.

Effective March 2017, Dominion Energy Midstream uses interest rate derivatives to manage risks associated with variable interest rates. At June 30, 2018, Dominion Energy Midstream had $300.0 million in aggregate notional amounts of these interest rate derivatives outstanding, all of which were designated as cash flow hedges of forecasted interest payments. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $0.9 million in the fair value of Dominion Energy Midstream's interest rate derivatives at June 30, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Senior management of Dominion Energy Midstream’s general partner, including the general partner’s CEO and CFO, evaluated the effectiveness of Dominion Energy Midstream’s disclosure controls and procedures as of June 30, 2018, the end of the period covered by this report.  Based on this evaluation process, the CEO and CFO of Dominion Energy Midstream’s general partner have concluded that Dominion Energy Midstream’s disclosure controls and procedures are effective.

During the quarter ended June 30, 2018, there were no changes in Dominion Energy Midstream’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Dominion Energy Midstream’s internal control over financial reporting.

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

See the following for discussions on various environmental and other regulatory proceedings to which Dominion Energy Midstream is a party, which information is incorporated herein by reference:

•	Notes 14 and 20 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2017.
•	Notes 11 and 14 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in Dominion Energy Midstream’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
•	Notes 11 and 14 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in this report.

ITEM 1A. RISK FACTORS

Dominion Energy Midstream’s business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond its control. These risk factors have been identified in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2017 and Dominion Energy Midstream’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2017 and Dominion Energy Midstream’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A in this report.

ITEM 5. OTHER INFORMATION

Credit Facility Amendments

The following disclosure would have otherwise been filed on a Current Report on Form 8-K under Item 1.01 Entry into a Material Definitive Agreement:

On August 1, 2018, Dominion Energy Midstream entered into the Credit Agreement First Amendment and the Term Loan First Amendment, which revise certain negative covenants contained in the Revolving Credit Agreement and the Term Loan Agreement, respectively, to permit liens on certain assets of Cove Point and allow Cove Point to incur indebtedness under certain circumstances.  The purpose of the Credit Agreement First Amendment and the Term Loan First Amendment is to allow Dominion Energy to pursue a debt financing at Cove Point in the third quarter of 2018.

The Credit Agreement First Amendment and the Term Loan First Amendment do not affect the economic terms of the Revolving Credit Agreement or the Term Loan Agreement, as applicable, and are not expected to have any impact on the annual cost or availability of funds to Dominion Energy Midstream.  The Credit Agreement First Amendment does not impact the amount available to Dominion Energy Midstream under the Revolving Credit Agreement.  The Term Loan Agreement and the Revolving Credit Facility are currently scheduled to mature in December 2019 and March 2021, respectively.

A summary of the terms of the Revolving Credit Agreement and the Term Loan Agreement can be found in the Current Reports on Form 8-K filed by Dominion Energy Midstream on March 26, 2018 and October 31, 2016, respectively.

The foregoing descriptions of the Credit Agreement First Amendment and the Term Loan First Amendment do not purport to be complete and are qualified in their entirety by reference to the complete texts of such agreements, copies of which are filed as Exhibit 10.1 and Exhibit 10.2, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

GHG Emissions

The following disclosure would have otherwise been filed on a Current Report on Form 8-K under Item 8.01 Other Events:

This section should be read in conjunction with information disclosed under the heading Environmental Regulation in Item 1. Business of Dominion Energy Midstream’s Annual Report on Form 10-K for the year ended December 31, 2017.

Dominion Energy began tracking and reporting GHG emissions at the Cove Point LNG Facility in 2010 under the EPA’s GHG Reporting Program and voluntarily tracked such emissions prior to 2010.  A comprehensive methane leak survey is conducted each year in accordance with the EPA rule to detect leaks and to quantify leaks from compressor units.

Annual GHG emissions at the Cove Point LNG Facility remained fairly constant from 2011 to 2016, ranging from 141,250 to 183,800 metric tons of CO2 equivalent, but increased in 2017 to 297,391 metric tons of CO2 equivalent due to combustion emissions from additional equipment associated with the testing and start-up of the Liquefaction Project. Approximately 99% of these emissions are CO2 emissions from combustion sources, such as compressor engines and heaters. Only 1% of the annual Cove Point GHG emissions comes from methane emissions. In 2017, annual GHG emissions from Dominion Energy Midstream's facilities, including the Cove Point LNG Facility, were approximately 829,419 metric tons of CO2 equivalent emissions. The 2017 GHG emissions above include Dominion Energy Questar Pipeline, which was acquired by Dominion Energy Midstream in December 2016.

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

10.1

First Amendment, dated as of August 1, 2018, to the Revolving Credit Agreement, dated as of March 20, 2018, among Dominion Energy Midstream Partners, LP, the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto (filed herewith).

10.2

First Amendment, dated as of August 1, 2018, to the Term Loan Agreement, dated as of October 28, 2016, among Dominion Energy Midstream Partners, LP, QPC Holding Company, the several banks and other financial institutions from time to time parties thereto, Royal Bank of Canada, as administrative agent, and the other agents party thereto (filed herewith).

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

101

The following financial statements from Dominion Energy Midstream’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 2, 2018, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity and Partners’ Capital, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY MIDSTREAM PARTNERS, LP
Registrant

By: Dominion Energy Midstream GP, LLC, its general partner

August 2, 2018	/s/ Michele L. Cardiff
Michele L. Cardiff
Vice President, Controller and
Chief Accounting Officer