Form 10-Q
period 2018-09-30
Dominion Energy Midstream Partners, LP
filed 2018-11-02
CIK 1603286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

The registrant had 126,607,641 common units outstanding at October 12, 2018.

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

IDR	Incentive distribution right

Import Shippers	The three LNG import shippers consisting of BP Energy Company, Shell NA LNG, Inc. and Statoil Natural Gas, LLC

Iroquois	Iroquois Gas Transmission System, L.P.

Liquefaction Project	A natural gas export/liquefaction facility at Cove Point

LNG	Liquefied natural gas

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MLP	Master limited partnership, equivalent to publicly traded partnership

Modified Net Operating Income	Cove Point’s Net Operating Income plus any interest expense included in the computation of Net Operating Income

Net Operating Income	Cove Point’s gross revenues from operations minus its interest expense and operating expenses, but excluding depreciation and amortization, as determined for U.S. federal income tax purposes

NGA	Natural Gas Act of 1938, as amended

NGL	Natural gas liquid

NYSE	New York Stock Exchange

Offering	The initial public offering of common units of Dominion Energy Midstream

Overthrust	Dominion Energy Overthrust Pipeline, LLC, a wholly-owned subsidiary of Dominion Energy Questar Pipeline

Preferred Equity Interest	A perpetual, non-convertible preferred equity interest in Cove Point entitled to the Preferred Return Distributions and the Additional Return Distributions

Preferred Return Distributions	The first $50.0 million of annual cash distributions made by Cove Point

SCE&G	South Carolina Electric & Gas Company, a wholly-owned subsidiary of SCANA Corporation

Abbreviation or Acronym	Definition

SEC	Securities and Exchange Commission

Series A Preferred Units	Series A convertible preferred units representing limited partner interests in Dominion Energy Midstream, issued in December 2016

Storage Customers

The four local distribution companies that receive firm peaking services from Cove Point, consisting of Atlanta Gas Light Company, Public Service Company of North Carolina, Incorporated, Virginia Natural Gas, Inc. and Washington Gas Light Company

Transco	Transcontinental Gas Pipe Line Company, LLC

VIE	Variable interest entity

White River Hub	White River Hub, LLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION ENERGY MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(millions, except per unit data)
Operating Revenue(1)	$284.2	$113.0	$641.9	$358.9
Operating Expenses
Purchased gas and other(1)	0.3	9.1	12.9	31.1
Other operations and maintenance:
Affiliated suppliers	18.4	21.2	59.6	53.7
Other	36.2	12.0	87.7	48.7
Depreciation and amortization	51.0	26.5	122.8	76.8
Other taxes	18.9	9.3	38.1	27.8
Total operating expenses	124.8	78.1	321.1	238.1
Income from operations	159.4	34.9	320.8	120.8
Earnings from equity method investees	5.6	6.2	22.7	19.4
Other income(1)	2.7	1.7	5.9	4.3
Interest and related charges(1)	9.1	7.9	24.9	23.7
Net income including noncontrolling interest and predecessors	158.6	34.9	324.5	120.8
Less: Net income (loss) attributable to noncontrolling interest	111.1	(13.7)	171.8	(22.0)
Net income attributable to partners	$47.5	$48.6	$152.7	$142.8
Net income attributable to partners' ownership interest
Preferred unitholders' interest in net income	$9.5	$9.5	$28.5	$28.5
General partner's interest in net income	—	4.0	8.9	7.0
Common unitholders' interest in net income	38.0	23.8	102.8	72.7
Subordinated unitholder's interest in net income	—	11.3	12.5	34.6
Net income per limited partner unit (basic)
Common units	$0.30	$0.35	$1.13	$1.08
Subordinated units	—	0.35	0.59	1.08
Net income per limited partner unit (diluted)
Common units	$0.30	$0.33	$1.07	$1.02
Subordinated units	—	0.35	0.59	1.08
(1)	See Note 16 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Midstream’s Consolidated Financial Statements.

DOMINION ENERGY MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(millions)
Net income including noncontrolling interest and predecessors	$158.6	$34.9	$324.5	$120.8
Other comprehensive income (loss):
Net deferred gains (losses) on derivatives-hedging activities	0.2	0.3	2.7	(1.2)
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities	(0.4)	0.4	(0.5)	1.0
Other comprehensive income (loss)	(0.2)	0.7	2.2	(0.2)
Comprehensive income including noncontrolling interest and predecessors	158.4	35.6	326.7	120.6
Comprehensive income (loss) attributable to noncontrolling interests	111.1	(13.7)	171.8	(22.0)
Comprehensive income attributable to partners	$47.3	$49.3	$154.9	$142.6

The accompanying notes are an integral part of Dominion Energy Midstream’s Consolidated Financial Statements.

DOMINION ENERGY MIDSTREAM PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$78.4	$11.0
Restricted cash and equivalents	24.1	12.7
Customer and other receivables (less allowance for doubtful accounts of $0.3 and $0.2)(2)	107.2	32.1
Affiliated receivables	13.3	14.1
Prepayments	48.9	11.3
Inventories	50.6	31.4
Regulatory assets	4.2	14.5
Other(3)	13.7	13.6
Total current assets	340.4	140.7
Investment in Equity Method Affiliates	250.4	253.8
Promissory Note Receivable from Dominion Energy	1,986.0	—
Property, Plant and Equipment
Property, plant and equipment	7,979.2	7,788.9
Accumulated depreciation and amortization	(1,214.0)	(1,101.5)
Total property, plant and equipment, net	6,765.2	6,687.4
Deferred Charges and Other Assets
Goodwill	819.2	819.2
Intangible assets, net	58.7	35.1
Other(3)	46.4	44.1
Total deferred charges and other assets	924.3	898.4
Total assets	$10,266.3	$7,980.3

(1)	Dominion Energy Midstream's Consolidated Balance Sheet at December 31, 2017 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 8 for amounts attributable to related parties.
(3)	See Note 16 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Midstream's Consolidated Financial Statements.

DOMINION ENERGY MIDSTREAM PARTNERS, LP

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

	September 30, 2018	December 31, 2017(1)
(millions)
LIABILITIES AND EQUITY AND PARTNERS' CAPITAL
Current Liabilities
Securities due within one year	$5.0	$5.0
Accounts payable	27.2	26.5
Payables to affiliates	7.9	12.7
Dominion Energy credit facility borrowings	—	26.4
Customer deposits	25.2	1.1
Accrued interest, payroll and taxes	31.9	15.1
Other(2)	54.8	60.3
Total current liabilities	152.0	147.1
Long-Term Debt
Long-term debt	2,710.5	725.7
Credit facility borrowings	73.0	—
Total long-term debt	2,783.5	725.7
Deferred Credits and Other Liabilities
Regulatory liabilities	131.4	131.1
CPCN obligation	5.1	13.3
Other(2)	62.8	67.9
Total deferred credits and other liabilities	199.3	212.3
Total liabilities	3,134.8	1,085.1
Commitments and Contingencies (see Note 14)
Equity and Partners' Capital
Preferred unitholders - public (18,942,714 units issued and outstanding at September 30, 2018 and December 31, 2017)	496.0	496.0
Preferred unitholder - Dominion Energy (11,365,628 units issued and outstanding at September 30, 2018 and December 31, 2017)	303.6	303.6
Common unitholders - public (49,455,142 and 49,318,899 units issued and outstanding at September 30, 2018 and December 31, 2017)	1,119.1	1,115.6
Common unitholder - Dominion Energy (50,477,417 and 18,504,628 units issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	955.6	463.2
Common unitholder - General Partner (26,675,082 and --- units issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	6.7	—
Subordinated unitholder - Dominion Energy (--- and 31,972,789 units issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	—	493.0
General Partner interest - Dominion Energy (non-economic interest)	(30.9)	(23.6)
Accumulated other comprehensive income	3.6	1.4
Total Dominion Energy Midstream Partners, LP partners' capital	2,853.7	2,849.2
Noncontrolling interest	4,277.8	4,046.0
Total equity and partners' capital	7,131.5	6,895.2
Total liabilities and equity and partners' capital	$10,266.3	$7,980.3

(1)	Dominion Energy Midstream's Consolidated Balance Sheet at December 31, 2017 has been derived from the audited Consolidated Balance Sheet at that date.
(2)	See Note 16 for amounts attributable to related parties.

The accompanying notes are an integral part of Dominion Energy Midstream's Consolidated Financial Statements.

DOMINION ENERGY MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF EQUITY AND PARTNERS' CAPITAL

(Unaudited)

	Partnership
	Preferred Unitholders Public	Preferred Unitholder Dominion Energy	Common Unitholders Public	Common Unitholder Dominion Energy	Common Unitholder General Partner	Subordinated Unitholder Dominion Energy	General Partner Interest (non- economic interest)	AOCI	Total Dominion Energy Midstream Partners, LP Partners' Equity and Capital	Noncontrolling interest	Total Equity and Partners' Capital
(millions)
December 31, 2016	$492.1	$301.2	$1,082.1	$457.4	$—	$483.0	$(29.2)	$(0.4)	$2,786.2	$3,313.7	$6,099.9
Net income (loss) including noncontrolling interest and predecessors	17.8	10.7	52.7	20.0	—	34.6	7.0	—	142.8	(22.0)	120.8
Issuance of common units, net of offering costs	—	—	0.4	—	—	—	—	—	0.4	—	0.4
Equity contributions from Dominion Energy	—	—	—	—	—	—	5.9	—	5.9	634.0	639.9
Distributions	(13.9)	(8.3)	(40.1)	(15.2)	—	(26.3)	(8.9)	—	(112.7)	—	(112.7)
Other comprehensive loss	—	—	—	—	—	—	—	(0.2)	(0.2)	—	(0.2)
Unit awards (net of unearned compensation)	—	—	0.2	—	—	—	—	—	0.2	—	0.2
Other	—	—	—	—	—	—	—	—	—	1.3	1.3
September 30, 2017	$496.0	$303.6	$1,095.3	$462.2	$—	$491.3	$(25.2)	$(0.6)	$2,822.6	$3,927.0	$6,749.6

December 31, 2017	$496.0	$303.6	$1,115.6	$463.2	$—	$493.0	$(23.6)	$1.4	$2,849.2	$4,046.0	$6,895.2
Net income including noncontrolling interest and predecessors	17.8	10.7	49.1	37.6	16.1	12.5	8.9	—	152.7	171.8	324.5
Issuance of common units, net of offering costs	—	—	3.8	—	—	—	—	—	3.8	—	3.8
Equity contributions from Dominion Energy	—	—	—	—	—	—	—	—	—	106.5	106.5
Distributions	(17.8)	(10.7)	(49.6)	(29.8)	(9.3)	(20.9)	(16.2)	—	(154.3)	(46.5)	(200.8)
Conversion of subordinated units	—	—	—	484.6	—	(484.6)	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	2.2	2.2	—	2.2
Unit awards (net of unearned compensation)	—	—	0.2	—	—	—	—	—	0.2	—	0.2
Other	—	—	—	—	(0.1)	—	—	—	(0.1)	—	(0.1)
September 30, 2018	$496.0	$303.6	$1,119.1	$955.6	$6.7	$—	$(30.9)	$3.6	$2,853.7	$4,277.8	$7,131.5

The accompanying notes are an integral part of Dominion Energy Midstream's Consolidated Financial Statements.

DOMINION ENERGY MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2018	2017
(millions)
Operating Activities
Net income including noncontrolling interest and predecessors	$324.5	$120.8
Adjustments to reconcile net income including noncontrolling interest and predecessors to net cash provided by operating activities:
Depreciation and amortization	122.8	76.8
Other adjustments	1.8	5.6
Changes in:
Customer and other receivables	(75.1)	18.5
Affiliated receivables	0.8	5.6
Prepayments	(37.6)	(3.3)
Inventories	(19.2)	(7.5)
Accounts payable	4.7	17.4
Payables to affiliates	(4.8)	(1.3)
Accrued interest, payroll and taxes	16.8	9.1
Customer deposits	10.7	—
Other operating assets and liabilities	4.5	5.7
Net cash provided by operating activities	349.9	247.4
Investing Activities
Plant construction and other property additions	(222.5)	(726.9)
Loan to Dominion Energy	(1,986.0)	—
Other	(2.7)	(1.3)
Net cash used in investing activities	(2,211.2)	(728.2)
Financing Activities
Dominion Energy credit facility repayments, net	(26.4)	(1.5)
Issuance of long-term debt	2,250.0	—
Repayment of long-term debt	(250.0)	—
Credit facility borrowings	73.0	—
Contributions from Dominion Energy to Cove Point	106.5	634.0
Distributions from Cove Point to Dominion Energy	(46.5)	—
Distributions to preferred unitholders	(28.5)	(22.2)
Distributions to common unitholders	(88.7)	(55.3)
Distributions to subordinated unitholder	(20.9)	(26.3)
Distributions to general partner	(16.2)	(8.9)
Other	(12.2)	0.2
Net cash provided by financing activities	1,940.1	520.0
Increase in cash, restricted cash and equivalents	78.8	39.2
Cash, restricted cash and equivalents at beginning of period	23.7	64.6
Cash, restricted cash and equivalents at end of period	$102.5	$103.8
Supplemental Cash Flow Information
Significant noncash investing and financing activities:(1)
Accrued capital expenditures	$29.3	$27.3
Equity contributions from Dominion Energy to relieve payables to affiliates	—	5.9
(1)	See Note 4 for a description of the IDR reset and conversion of subordinated units.

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

In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly Dominion Energy Midstream's financial position at September 30, 2018, its results of operations for the three and nine months ended September 30, 2018 and 2017 and its cash flows and changes in equity and partners’ capital for the nine months ended September 30, 2018 and 2017. Such adjustments are normal and recurring in nature unless otherwise noted.

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

The primary types of sales and service activities reported as operating revenue for Dominion Energy Midstream, subsequent to the adoption of revised guidance for revenue recognition from contracts with customers, are as follows:

Revenue from Contracts with Customers

•	Regulated gas transportation and storage sales consist primarily of FERC-regulated sales of transmission and storage services;
•	Nonregulated gas transportation and storage sales consist primarily of LNG terminalling services; and
•	Other revenue consists primarily of sales associated with cooling cargos at Cove Point, sales of extracted products and gathering and processing and miscellaneous service revenue.

Other Revenue

•	Other revenue consists primarily of amounts related to the monetization of a bankruptcy claim acquired as part of the DECG Acquisition.

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

Cash, Restricted Cash and Equivalents

Restricted Cash and Equivalents

Dominion Energy Midstream holds restricted cash balances that primarily consist of amounts held for certain customer deposits as allowed under FERC gas tariffs and a distribution reserve. In October 2016, Cove Point fully funded a distribution reserve of $25.0 million, sufficient to pay two quarters of Preferred Return Distributions. The distribution reserve was fully utilized to fund the quarterly Preferred Return Distributions paid in November 2017 and February 2018. Upon the adoption of revised accounting guidance in January 2018, restricted cash and equivalents are included within Dominion Energy Midstream’s Consolidated Statements of Cash Flows, with the change in balance no longer considered a separate investing activity.  The retrospective application of this guidance had no impact to the nine months ended September 30, 2017. The following table provides a reconciliation of the total cash, restricted cash and equivalents reported within Dominion Energy Midstream’s Consolidated Balance Sheets to the corresponding amounts reported within Dominion Energy Midstream’s Consolidated Statements of Cash Flows:

	Cash, Restricted Cash and Equivalents at End of Period		Cash, Restricted Cash and Equivalents at Beginning of Period
	September 30, 2018	September 30, 2017	December 31, 2017	December 31, 2016
(millions)
Cash and cash equivalents	$ 78.4	$ 78.8	$ 11.0	$ 39.6
Restricted cash and equivalents	24.1	25.0	12.7	25.0
Cash, restricted cash and equivalents shown in the Consolidated Statements of Cash Flows	$ 102.5	$ 103.8	$ 23.7	$ 64.6

Distributions from Equity Method Investees

Dominion Energy Midstream holds investments that are accounted for under the equity method of accounting. Effective January 2018, Dominion Energy Midstream classifies distributions from equity method investees as either cash flows from operating activities or cash flows from investing activities in the Consolidated Statements of Cash Flows according to the nature of the distribution. Distributions received are classified on the basis of the nature of the activity of the investees that generated the distribution as either a return on investment (classified as cash flows from operating activities) or a return of an investment (classified as cash flows from investing activities) when such information is available to Dominion Energy Midstream. Previously, distributions were determined to be either a return on investment or return of an investment based on a cumulative earnings approach whereby any distributions received in excess of earnings were considered to be a return of investment. Dominion Energy Midstream has applied this approach on a retrospective basis and has recast the Consolidated Statements of Cash Flows for the nine months ended September 30, 2017, accordingly. As previously reported, Dominion Energy Midstream’s net cash provided by operating activities and net cash used in investing activities for the nine months ended September 30, 2017 was $246.9 million and $727.7 million, respectively.

New Accounting Standards

Revenue Recognition

In May 2014, the Financial Accounting Standards Board issued revised accounting guidance for revenue recognition from contracts with customers. Dominion Energy Midstream adopted this revised accounting guidance for interim and annual reporting periods beginning January 1, 2018 using the modified retrospective method.

As a result of adopting this revised accounting guidance, Dominion Energy Midstream recorded offsetting operating revenue and purchased gas and other of $1.0 million and $3.0 million in the Consolidated Statements of Income for non-cash consideration for performing processing and fractionation services related to NGLs for the three and nine months ended September 30, 2018, respectively. No such amounts were recorded during the three and nine months ended September 30, 2017. Dominion Energy Midstream no longer records offsetting operating revenue and purchased gas and other for fuel retained to offset costs on certain transportation and storage arrangements. Such amounts were $8.6 million and $28.7 million, recorded in the Consolidated Statements of Income, for the three and nine months ended September 30, 2017, respectively.

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

The calculation of net income per limited partner unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(millions)
Net income attributable to partners	$47.5	$48.6	$152.7	$142.8
Less: General partner allocation(1)	—	(1.7)	—	(5.9)
Less: Preferred unitholder allocation	9.5	9.5	28.5	28.5
Distributions declared on:(2)
IDRs(3)	—	5.7	8.9	12.9
Common unitholders	46.7	20.3	113.8	58.1
Subordinated unitholder	—	9.7	10.7	27.7
Total distributions declared	46.7	35.7	133.4	98.7
Undistributed (distributions in excess of) earnings	$(8.7)	$5.1	$(9.2)	$21.5
(1)	Represents amounts recognized as equity contributions from our general partner for incurred amounts for which Dominion Energy did not seek reimbursement. See Note 16 for further information.
(2)

For the three and nine months ended September 30, 2017, the amount of distributions declared shown above was based on the units outstanding at September 30, 2017, and therefore excludes $0.1 million of distributions that were paid on 217,051 common units issued to the public in October 2017.

(3)	Dominion Energy Midstream GP holds all of the IDRs. See Note 4 for more information regarding the IDR reset in June 2018.

Distributions are declared and paid subsequent to quarter end. The table below summarizes the quarterly distributions on common and subordinated units related to the nine months ended September 30, 2017 and 2018.

Quarterly Period Ended	Total Quarterly Distribution (per unit)	Total Cash Distribution (in millions)	Date of Declaration	Date of Record	Date of Distribution
December 31, 2016	$ 0.2605	$ 27.5	January 25, 2017	February 6, 2017	February 15, 2017
March 31, 2017	0.2740	30.1	April 21, 2017	May 5, 2017	May 15, 2017
June 30, 2017	0.2880	32.9	July 21, 2017	August 4, 2017	August 15, 2017
September 30, 2017	0.3025	35.8	October 24, 2017	November 6, 2017	November 15, 2017
December 31, 2017	0.3180	39.1	January 25, 2018	February 5, 2018	February 15, 2018
March 31, 2018	0.3340	42.3	April 20, 2018	May 4, 2018	May 15, 2018
June 30, 2018	0.3510	44.4	July 25, 2018	August 6, 2018	August 15, 2018
September 30, 2018	0.3690	46.7	October 19, 2018	November 5, 2018	November 15, 2018

Record holders of the Series A Preferred Units are entitled to receive cumulative quarterly distributions, payable in cash, payable in kind or a combination thereof at the option of our general partner, equal to $0.3134 in respect of each quarter ending before December 1, 2018. The table below summarizes the quarterly distributions on the Series A Preferred Units related to the nine months ended September 30, 2017 and 2018.

Quarterly Period Ended	Total Distribution (in millions)		Amount Payable in Cash (in millions)	Amount Payable in Kind (in millions)
December 31, 2016	$3.2	(1)	$3.2	$—
March 31, 2017	9.5		9.5	—
June 30, 2017	9.5		9.5	—
September 30, 2017	9.5		9.5	—
December 31, 2017	9.5		9.5	—
March 31, 2018	9.5		9.5	—
June 30, 2018	9.5		9.5	—
September 30, 2018	9.5		9.5	—

(1)

For the period subsequent to the issuance of the Series A Preferred Units through December 31, 2016, the initial quarterly cash distribution was calculated as the minimum quarterly distribution of $0.3134 per unit prorated for the portion of the quarter subsequent to the issuance of the Series A Preferred Units.

Basic and diluted net income per limited partner unit for the three and nine months ended September 30, 2018 are as follows:

	Common Units	Subordinated Units(1)	Series A Preferred Units	General Partner (including IDRs)	Total
(millions, except for weighted average units and per unit data)
Three Months Ended September 30, 2018
Preferred unitholder allocation	$—		$9.5	$—	$9.5
Distributions declared	46.7		—	—	46.7
Distributions in excess of earnings	(8.7)		—	—	(8.7)
Net income attributable to partners (basic and diluted)(2)	$38.0		$9.5	$—	$47.5
Weighted average units outstanding (basic and diluted)(2)	126,597,217
Net income per limited partner unit (basic and diluted)(2)	$0.30

Nine Months Ended September 30, 2018
Preferred unitholder allocation	$—	$—	$28.5	$—	$28.5
Distributions declared	113.8	10.7	—	8.9	133.4
Distributions in excess of earnings	(7.9)	(1.3)	—	—	(9.2)
Net income attributable to partners (basic)	$105.9	$9.4	$28.5	$8.9	$152.7
Dilutive effect of Series A Preferred Units(3)	26.2	—
Net income attributable to partners (diluted)	132.1	9.4
Weighted average units outstanding (basic)	93,485,621	15,810,720
Dilutive effect of Series A Preferred Units(3)	30,308,342	—
Weighted average units outstanding (diluted)	123,793,963	15,810,720
Net income per limited partner unit (basic)	$1.13	$0.59
Net income per limited partner unit (diluted)	$1.07	$0.59
(1)	See Note 4 for more information regarding the conversion of subordinated units in May 2018.
(2)	For the three months ended September 30, 2018, basic and diluted earnings per unit are equal as the Series A Preferred Units would have been antidilutive.
(3)

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

Note 4. Unit Activity

Activity in number of units was as follows:

	Convertible Preferred		Common
	Public	Dominion Energy	Public	Dominion Energy	General Partner	Subordinated	Total

Balance at December 31, 2016	18,942,714	11,365,628	48,734,195	18,504,628	—	31,972,789	129,519,954
Unit-based compensation	—	—	10,444	—	—	—	10,444
Issuance of common units	—	—	14,724	—	—	—	14,724
Balance at September 30, 2017	18,942,714	11,365,628	48,759,363	18,504,628	—	31,972,789	129,545,122

Balance at December 31, 2017	18,942,714	11,365,628	49,318,899	18,504,628	—	31,972,789	130,104,658
Unit-based compensation	—	—	10,424	—	—	—	10,424
Issuance of common units	—	—	125,819	—	—	—	125,819
IDR reset	—	—	—	—	26,675,082	—	26,675,082
Conversion of subordinated units	—	—	—	31,972,789	—	(31,972,789)	—
Balance at September 30, 2018	18,942,714	11,365,628	49,455,142	50,477,417	26,675,082	—	156,915,983

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

Note 5. Operating Revenue

Dominion Energy Midstream's operating revenue, subsequent to the adoption of revised guidance for revenue recognition from contracts with customers, consists of the following:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
(millions)
Regulated gas transportation and storage sales(1)	$119.4	$337.4
Nonregulated gas transportation and storage sales	162.2	286.2
Other revenue(1)	1.8	16.0
Total operating revenue from contracts with customers	283.4	639.6
Other revenue(1)	0.8	2.3
Total operating revenue	$284.2	$641.9
(1)	See Note 16 for amounts attributable to affiliates.

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

	2018	2019	2020	2021	2022	Thereafter	Total
(millions)
Revenue expected to be recognized on multi- year contracts in place at September 30, 2018	$ 284.5	$ 1,131.5	$ 1,101.5	$ 1,072.5	$ 1,014.6	$ 13,323.6	$ 17,928.2

Contract liabilities represent an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration, or the amount that is due, from the customer. At September 30, 2018 and December 31, 2017, Dominion Energy Midstream’s contract liability balances were $19.8 million and $15.7 million, respectively, presented in other current liabilities and other deferred credits and other liabilities in Dominion Energy Midstream’s Consolidated Balance Sheets. During the nine months ended September 30, 2018, $2.3 million of revenue was recognized from the beginning contract liability balance as Dominion Energy Midstream fulfilled its obligations to provide service to its customers.

Dominion Energy Midstream’s operating revenue, prior to the adoption of revised guidance for revenue recognition from contracts with customers, consisted of the following:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
(millions)
Gas transportation and storage	$ 109.3	$ 346.2
Regulated gas sales	0.1	0.6
Other	3.6	12.1
Total operating revenue	$ 113.0	$ 358.9

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

	Level 1	Level 2	Level 3	Total
(millions)
At September 30, 2018
Assets
Interest rate derivatives	$—	$3.6	$—	$3.6
Total assets	$—	$3.6	$—	$3.6
At December 31, 2017
Assets
Interest rate derivatives	$—	$1.4	$—	$1.4
Total assets	$—	$1.4	$—	$1.4

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

	September 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Promissory note receivable from Dominion Energy	$1,986.0	$1,997.1	$—	$—
Long-term debt, including securities due within one year(2)	2,715.5	2,738.9	730.7	760.7
Credit facility borrowings	73.0	73.0	—	—
(1)

Fair value is estimated using market prices, where available, and interest rates currently available for issuances of notes receivable and debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issues with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.

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

	September 30, 2018			December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$3.6	$—	$3.6	$1.4	$—	$1.4
Total derivatives, subject to a master netting or similar arrangement	$3.6	$—	$3.6	$1.4	$—	$1.4

		September 30, 2018				December 31, 2017
		Gross Amounts Not Offset in the Consolidated Balance Sheet				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$3.6	$—	$—	$3.6	$1.4	$—	$—	$1.4
Total	$3.6	$—	$—	$3.6	$1.4	$—	$—	$1.4

Volumes

The following table presents the volume of Dominion Energy Midstream’s derivative activity at September 30, 2018. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Interest rate(1)	$—	$300,000,000
(1)	Maturity is determined based on final settlement period.

Ineffectiveness and AOCI

For the three and nine months ended September 30, 2018 and 2017, there were no gains or losses on hedging instruments determined to be ineffective.

The following table presents selected information related to gains on cash flow hedges included in AOCI in Dominion Energy Midstream's Consolidated Balance Sheet at September 30, 2018:

	AOCI	Amounts Expected to be Reclassified to Earnings During the Next 12 Months	Maximum Term
(millions)
Interest rate	$3.6	$2.6	14 months
Total	$3.6	$2.6

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
(millions)
At September 30, 2018
ASSETS
Current Assets
Interest rate	$2.6	$2.6
Total current derivative assets(1)	2.6	2.6
Noncurrent Assets
Interest rate	1.0	1.0
Total noncurrent derivative assets(2)	1.0	1.0
Total derivative assets	$3.6	$3.6
At December 31, 2017
ASSETS
Current Assets
Interest rate	$0.1	$0.1
Total current derivative assets(1)	0.1	0.1
Noncurrent Assets
Interest rate	1.3	1.3
Total noncurrent derivative assets(2)	1.3	1.3
Total derivative assets	$1.4	$1.4
(1)	Current derivative assets are presented in other current assets in Dominion Energy Midstream’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion Energy Midstream's Consolidated Balance Sheets.

The following tables present the gains and losses on Dominion Energy Midstream's derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified From AOCI to Income
(millions)
Three Months Ended September 30, 2018
Derivative type and location of gains (losses):
Interest rate(2)	$0.2	$0.4
Total	$0.2	$0.4
Three Months Ended September 30, 2017
Derivative type and location of gains (losses):
Interest rate(2)	$0.3	$(0.4)
Total	$0.3	$(0.4)
Nine Months Ended September 30, 2018
Derivative type and location of gains (losses):
Interest rate(2)	$2.7	$0.5
Total	$2.7	$0.5
Nine Months Ended September 30, 2017
Derivative type and location of gains (losses):
Interest rate(2)	$(1.2)	$(1.0)
Total	$(1.2)	$(1.0)
(1)	Amounts deferred into AOCI have no associated effect in Dominion Energy Midstream's Consolidated Statements of Income.
(2)	Amounts recorded in Dominion Energy Midstream's Consolidated Statements of Income are classified in interest and related charges.

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

The table below summarizes distributions received and income earned from Dominion Energy Midstream's equity method investees for the three and nine months ended September 30, 2018 and 2017.

	Iroquois	White River Hub		Iroquois	White River Hub
(millions)
Period Ended September 30, 2018	Three Months			Nine Months
Distributions received	$7.4	$1.5	(1)	$22.2	$3.9	(1)
Income from equity method investees	4.6	1.0		19.7	3.0
Period Ended September 30, 2017
Distributions received	$7.2	$1.0		$18.9	$3.3
Income from equity method investees	5.2	1.0		16.6	2.8
(1)	Includes $0.4 million of accrued distributions at September 30, 2018, presented in customer and other receivables in the Consolidated Balance Sheets.

The table below summarizes the carrying amount of the investments and excess of investment over Dominion Energy Midstream's share of underlying equity in net assets at September 30, 2018 and December 31, 2017.

	Iroquois		White River Hub
(millions)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Carrying amount of investment	$213.1	$215.6	$37.3	$38.2
Excess of investment over Dominion Energy Midstream's share of underlying equity in net assets(1)	122.9	122.9	16.1	16.1
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

Note 10. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	September 30, 2018	December 31, 2017
(millions)
Regulatory assets:
Unrecovered gas costs(1)	$1.8	$11.7
Interest rate hedges(2)	0.6	0.7
Cost of reacquired debt(3)	0.4	—
Other	1.4	2.1
Regulatory assets-current	4.2	14.5
Income taxes recoverable through future rates(4)	2.8	2.8
Interest rate hedges(2)	32.9	33.3
Cost of reacquired debt(3)	0.6	1.3
Other	3.4	3.1
Regulatory assets-noncurrent(5)	39.7	40.5
Total regulatory assets	$43.9	$55.0
Regulatory liabilities:
Overrecovered gas costs(1)	$3.6	$4.8
Customer bankruptcy settlement(6)	2.8	2.8
Provision for future cost of removal and AROs(7)	2.3	2.3
Other	1.4	4.1
Regulatory liabilities-current(8)	10.1	14.0
Provision for future cost of removal and AROs(7)	103.3	101.8
Unrecognized other postretirement benefit costs(9)	14.0	12.8
Customer bankruptcy settlement(6)	12.7	14.8
Other	1.4	1.7
Regulatory liabilities-noncurrent	131.4	131.1
Total regulatory liabilities	$141.5	$145.1

(1)	Reflects unrecovered/overrecovered gas costs, which are subject to annual filings with FERC.
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

(3)

Represents charges incurred on the reacquisition of debt by Dominion Energy Questar Pipeline that are deferred and amortized as interest expense over the would-be remaining life of the reacquired debt. The reacquired debt costs had a weighted-average life of approximately 2.4 years at September 30, 2018.

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

At September 30, 2018, approximately $40.8 million of regulatory assets represented past expenditures on which Dominion Energy Midstream does not currently earn a return. With the exception of regulatory assets related to interest rate hedges and reacquired debt, these expenditures are expected to be recovered within two years.

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

In July 2018, FERC issued a final rule adopting and modifying the procedures for determining whether jurisdictional natural gas pipelines may be collecting unjust and unreasonable rates in light of the reduction in the corporate income tax rate.  These procedures are generally the same as the proposals issued in March; however the final rule modifies the treatment of the income tax allowance for MLPs and other pass-through entities in the informational filing.  Specifically, this final rule does not require MLPs to eliminate their income tax allowances when completing the informational filing, and allows entities that are wholly-owned by corporations to include an income tax allowance. Although the informational filing does not require the elimination of the income tax allowance for MLPs, and provides options to MLPs to address the income tax allowance that were previously unavailable including providing evidence that a double recovery of income taxes does not exist, there can be no assurance that MLPs would be allowed to include an income tax allowance in the future. Beginning in October 2018, Dominion Energy Midstream has filed or expects to file the required informational reports with FERC indicating no changes to current rates charged to customers.  Given the associated uncertainty, Dominion Energy Midstream is currently unable to predict the outcome of these matters; however, any change in rates permitted to be charged to customers could have a material impact on results of operations, financial condition and/or cash flows.

In March 2018, Overthrust received notice that FERC initiated an investigation under Section 5 of the NGA to determine whether its rates charged to customers are “just and reasonable.”  In October 2018, Overthrust filed a proposed stipulation and settlement agreement resolving all issues in this proceeding. Under the terms of the settlement agreement, Overthrust’s rates effective 2019 would result in a decrease to annual revenues and depreciation expense of approximately $3.1 million and $6.7 million, respectively, and Overthrust would be subject to a rate moratorium through April 2021. Overthrust has requested approval by the end of 2018. This case is pending.

In March 2018, Cove Point received FERC authorization to commence service of the Liquefaction Project, which commenced commercial operations in April 2018.

In June 2015, Cove Point executed two binding precedent agreements for the approximately $150 million Eastern Market Access Project. In January 2018, Cove Point received FERC authorization to construct and operate the project facilities, which are expected to be placed in service in late 2019.  In October 2018, Cove Point announced it is evaluating alternatives to a proposed Charles County, Maryland compressor station that was initially part of this project.  Cove Point is working with the project customers to evaluate alternatives to meet their needs.  Any resulting modification resulting from ongoing negotiation with the project customers could impact Dominion Energy Midstream’s financial results of operations and/or financial position.

Two parties previously separately filed petitions for review of the FERC Order in the U.S. Court of Appeals for the D.C. Circuit, which petitions were consolidated. In July 2016, the court denied one party’s petition for review of the FERC Order. The court also issued a decision remanding the other party’s petition for review of the FERC Order to FERC for further explanation of how FERC’s decision that a previous transaction with an existing import shipper was not unduly discriminatory. In September 2017, FERC issued its order on remand from the U.S. Court of Appeals for the D.C. Circuit, and reaffirmed its rulings in its prior orders that Cove Point did not violate the prohibition against undue discrimination by agreeing to a capacity reduction and early contract termination with the existing import shipper. In October 2017, the party filed a request for rehearing of the FERC Order on remand. In August 2018, FERC issued its rehearing order affirming and clarifying its previous orders.

Note 12. Variable Interest Entities

There have been no significant changes regarding the entities Dominion Energy Midstream considers VIEs as described in Note 16 to the Consolidated Financial Statements in Dominion Energy Midstream’s Annual Report on Form 10-K for the year ended December 31, 2017, except for $2.0 billion of debt incurred in September 2018 by Cove Point that is nonrecourse to Dominion Energy Midstream and is secured by Dominion Energy’s common equity interest in Cove Point. See Note 13 for additional information.

Dominion Energy Midstream reimburses its general partner and affiliates for the costs of providing administrative, management and other services necessary for its operations. For the three and nine months ended September 30, 2018, these costs were $0.6 million and $1.8 million, respectively. For the three and nine months ended September 30, 2017, these costs were $0.6 million and $1.5 million, respectively.

In addition to the services purchased by our general partner, Dominion Energy Midstream purchased shared services from DES, DECGS and DEQPS of approximately $7.8 million, $3.8 million and $7.3 million for the three months ended September 30, 2018, respectively, and $25.5 million, $12.5 million and $21.9 million for the nine months ended September 30, 2018, respectively. Dominion Energy Midstream purchased shared services from DES, DECGS and DEQPS of approximately $6.8 million, $3.1 million and $6.6 million for the three months ended September 30, 2017, respectively, and $20.4 million, $10.0 million and $24.3 million for the nine months ended September 30, 2017, respectively. The Consolidated Balance Sheets at September 30, 2018 and December 31, 2017 include amounts due from Dominion Energy Midstream to DES, DECGS and DEQPS of approximately $6.5 million and $8.7 million, respectively.

Note 13. Significant Financing Transactions

Credit Facility

In March 2018, Dominion Energy Midstream entered into a $500.0 million revolving credit facility with certain third party lenders to replace the existing $300.0 million credit facility with Dominion Energy, which was terminated in May 2018. See Note 16 for further information. The credit facility matures in March 2021, bears interest at a variable rate, and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $250.0 million of letters of credit. Borrowings under the credit facility will be utilized primarily to fund capital expenditures and repay the outstanding balance on the terminated Dominion Energy credit facility. At September 30, 2018, Dominion Energy Midstream had $73.0 million outstanding on this credit facility.

Long-term Debt

In January 2018, Dominion Energy Questar Pipeline issued, through private placements, $100.0 million of 3.53% senior notes and $150.0 million of 3.91% senior notes that mature in 2028 and 2038, respectively, to repay $250.0 million of senior notes that matured in February 2018.

In September 2018, Cove Point closed on an up to $3.0 billion term loan that is secured by Dominion Energy’s common equity interest in Cove Point, bears interest at a variable rate and matures in 2021. In accordance with the terms of the term loan, Cove Point borrowed $2.0 billion at closing and can borrow up to an additional $1.0 billion by the end of 2018. Cove Point incurred approximately $14.0 million of debt issuance costs. Under the terms of the term loan, Cove Point is restricted from issuing certain debt, selling the Cove Point LNG Facility, paying distributions to Dominion Energy or taking certain other actions without necessary approvals. Cove Point loaned the net proceeds to Dominion Energy in exchange for a promissory note, as described in Note 16.

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

Surety Bonds

At September 30, 2018, Dominion Energy Midstream had purchased $12.2 million of surety bonds, including $9.5 million held by Cove Point. Under the terms of surety bonds, Dominion Energy Midstream is obligated to indemnify the respective surety bond company for any amounts paid.

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

At September 30, 2018, Dominion Energy Midstream provided service to approximately 160 customers, including the Export Customers, Storage Customers, marketers or end users, power generators, utilities and the Import Shippers. The two largest customers comprised approximately 60% and 48% of the total operating revenue for the three and nine months ended September 30, 2018, respectively, with Dominion Energy Midstream’s largest customer representing approximately 33% and 24% of such amount during the periods. The two largest customers comprised approximately 29% of the total transportation and storage revenue for the three months ended September 30, 2017, with Dominion Energy Midstream’s largest customer, an affiliate, representing approximately 17% of such amount during the period. The three largest customers comprised approximately 39% of the total transportation and storage revenue for the nine months ended September 30, 2017, with Dominion Energy Midstream's largest customer, an affiliate, representing approximately 17% of such amount during the period.

Through June 2018, Dominion Energy Midstream received $120.4 million of cash primarily as a result of a downgrade in a customer’s guarantor’s credit rating, in accordance with the terms of the customer’s contracts and certain provisions of the FERC Gas Tariff. In September 2018, Dominion Energy Midstream returned $100.8 million of cash to the customer upon the completion of certain conditions.

Note 16. Related-Party Transactions

Dominion Energy Midstream engages in related-party transactions primarily with other Dominion Energy subsidiaries (affiliates), including our general partner. Dominion Energy Midstream's receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. Cove Point participates in certain Dominion Energy benefit plans as described in Note 18 to the Consolidated Financial Statements in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2017. In Dominion Energy Midstream's Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, amounts due to Dominion Energy associated with these benefit plans included in other deferred credits and other liabilities were $10.4 million and $8.2 million, respectively, and amounts due from Dominion Energy at September 30, 2018 and December 31, 2017 included in other deferred charges and other assets were $3.1 million and $2.2 million, respectively. In connection with the Dominion Energy Questar Pipeline Acquisition, transition costs of $1.8 million and $6.1 million incurred by our general partner were expensed to operations and maintenance expense in the Consolidated Statements of Income for the three and nine months ended September 30, 2017, respectively. A discussion of the remaining significant related party transactions follows.

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

Affiliated transactions are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(millions)
Sales of natural gas transportation and storage services to affiliates	$18.1	$19.0	$56.6	$60.6
Services provided to affiliates	0.2	0.8	0.5	1.7
Purchased gas from affiliates	—	1.3	—	5.1
Goods and services provided by affiliates to Dominion Energy Midstream(1)	22.4	23.1	71.9	71.9
(1)	Includes $12.3 million and $18.2 million of capitalized expenditures for the nine months ended September 30, 2018 and 2017, respectively.

Dominion Energy Credit Facility

In connection with the Offering, Dominion Energy Midstream entered into a credit facility with Dominion Energy with a borrowing capacity of $300.0 million. At December 31, 2017, $26.4 million was outstanding against the credit facility. Interest charges related to Dominion Energy Midstream's borrowings against the facility were $0.5 million for the nine months ended September 30, 2018, and $0.5 million and $1.3 million for the three and nine months ended September 30, 2017, respectively. In April and May 2018, Dominion Energy Midstream repaid $73.0 million, representing all of the outstanding principal plus interest. In May 2018, Dominion Energy Midstream provided notice to Dominion Energy for termination of the credit facility. Dominion Energy waived the 90-day notice requirement and termination was effective immediately.

Intercompany Revolving Credit Agreement with Dominion Energy

In March 2018, Cove Point entered into a $50.0 million intercompany revolving credit agreement with Dominion Energy, which matures in March 2019 and bears interest at a variable rate, for the purpose of funding items other than capital expenditures. There was no outstanding balance under this credit agreement at September 30, 2018. Interest charges related to Cove Point’s borrowings under the credit agreement were less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2018, respectively.

Promissory Note Receivable from Dominion Energy

In September 2018, in connection with the closing of an up to $3.0 billion term loan discussed in Note 13, Cove Point loaned Dominion Energy $2.0 billion in exchange for an up to $3.0 billion promissory note, which includes the ability to loan an additional $1.0 billion by the end of 2018. The promissory note has an annual interest rate of 3.6% which is payable quarterly and matures in 2021. Interest income related to Dominion Energy’s borrowing was $1.2 million for both the three and nine months ended September 30, 2018, presented in other income in the Consolidated Statements of Income and accrued interest was $1.2 million at September 30, 2018, presented in affiliated receivables in the Consolidated Balance Sheets.

Unbilled Revenue

Affiliated receivables at September 30, 2018 and December 31, 2017 included $5.9 million and $7.0 million, respectively, of accrued unbilled revenue based on estimated amounts of services provided but not yet billed to affiliates.

Natural Gas Imbalances

Dominion Energy Midstream maintains natural gas imbalances with affiliates. The imbalances with affiliates are provided below:

	September 30, 2018	December 31, 2017
(millions)
Imbalances payable to affiliates(1)	$0.6	$1.7
Imbalances receivable from affiliates(2)	5.7	—
(1)	Recorded in other current liabilities in the Consolidated Balance Sheets.
(2)	Recorded in other current assets in the Consolidated Balance Sheets.

Right of First Offer

In connection with the Offering, Dominion Energy Midstream entered into a right of first offer agreement with Dominion Energy as described in Note 22 to the Consolidated Financial Statements in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2017.  There have been no changes to this agreement.

Contributions from Dominion Energy

For the three and nine months ended September 30, 2018, Dominion Energy contributed $5.1 million and $106.5 million, respectively, to Cove Point. For the three and nine months ended September 30, 2017, Dominion Energy contributed $170.4 million and $634.0 million, respectively to Cove Point. These contributions from Dominion Energy to Cove Point primarily represent funding for capital expenditures related to the Liquefaction Project. During the first quarter of 2018, $25.0 million of contributions were utilized to fund the payment under a contractual agreement with a local government taxing authority at Cove Point.

For the three and nine months ended September 30, 2017, Dominion Energy allocated costs of $1.7 million and $5.9 million, respectively, to Dominion Energy Midstream related to the Dominion Energy Questar Pipeline Acquisition for which Dominion Energy did not seek reimbursement.

Distributions from Cove Point to Dominion Energy

Until the Liquefaction Project was completed, Cove Point was prohibited from making a distribution on its common equity interests unless it had a distribution reserve sufficient to pay two quarters of the Preferred Return Distributions. Following the commencement of commercial operations of the Liquefaction Project in April 2018, Cove Point is generating sufficient cash flows from operations and undistributed Net Operating Income to pay the Preferred Return Distributions. In June 2018, Dominion Energy Midstream caused Cove Point to pay its second quarter 2018 Preferred Return Distribution and subsequently to distribute $26.5 million, with respect to its common equity interest, to Dominion Energy. In September 2018, Dominion Energy Midstream caused Cove Point to pay its third quarter 2018 Preferred Return Distribution and subsequently to distribute $20.0 million, with respect to its common equity interest, to Dominion Energy.

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

The following table presents segment information pertaining to Dominion Energy Midstream's operations:

	Gas Infrastructure	Corporate and Other	Total
(millions)
Three Months Ended September 30, 2018
Operating revenue	$284.2	$—	$284.2
Earnings from equity method investees	5.6	—	5.6
Net income including noncontrolling interest and predecessors	158.6	—	158.6
Net income attributable to partners	47.5	—	47.5
Three Months Ended September 30, 2017
Operating revenue	$113.0	$—	$113.0
Earnings from equity method investees	6.2	—	6.2
Net income (loss) including noncontrolling interest and predecessors	36.6	(1.7)	34.9
Net income (loss) attributable to partners	50.3	(1.7)	48.6
Nine Months Ended September 30, 2018
Operating revenue	$641.9	$—	$641.9
Earnings from equity method investees	22.7	—	22.7
Net income including noncontrolling interest and predecessors	324.5	—	324.5
Net income attributable to partners	152.7	—	152.7
Nine Months Ended September 30, 2017
Operating revenue	$358.9	$—	$358.9
Earnings from equity method investees	19.4	—	19.4
Net income (loss) including noncontrolling interest and predecessors	126.7	(5.9)	120.8
Net income (loss) attributable to partners	148.7	(5.9)	142.8

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

Factors Impacting Comparability of Our Financial Results

As of September 30, 2018, with the exception of the Overthrust rate settlement described herein, there have been no significant changes with regard to the factors impacting comparability of our financial results as disclosed in MD&A in Dominion Energy Midstream’s Annual Report on Form 10-K for the year ended December 31, 2017. The factors disclosed included the Cove Point rate case, Dominion Energy Questar Pipeline Acquisition, Iroquois rate settlement, acquisition of interest in Iroquois, DECG acquisition, import contracts, the Liquefaction Project and income taxes.

Overthrust Rate Settlement

In October 2018, Overthrust filed a proposed stipulation and settlement agreement with FERC resolving all issues being investigated under Section 5 of the NGA. Under the terms of the settlement agreement, Overthrust’s rates effective January 2019 would result in a decrease to annual revenues and depreciation expense of approximately $3.1 million and $6.7 million, respectively. Overthrust has requested approval by the end of 2018. See Note 11 to the Consolidated Financial Statements for further information.

Accounting Matters

Critical Accounting Policies and Estimates

As of September 30, 2018, there have been no significant changes to the critical accounting policies and estimates disclosed in MD&A in Dominion Energy Midstream’s Annual Report on Form 10-K for the year ended December 31, 2017. The policies previously disclosed included the accounting for regulated operations, use of estimates in goodwill impairment testing and use of estimates in long-lived asset and equity method investment impairment testing.

Results of Operations

Presented below are selected amounts related to Dominion Energy Midstream's results of operations:

	Third Quarter			Year-To-Date
	2018	2017	$ Change	2018	2017	$ Change
(millions)
Operating revenue	$284.2	$113.0	$171.2	$641.9	$358.9	$283.0
Purchased gas and other	0.3	9.1	(8.8)	12.9	31.1	(18.2)
Net revenue	283.9	103.9	180.0	629.0	327.8	301.2
Other operations and maintenance	54.6	33.2	21.4	147.3	102.4	44.9
Depreciation and amortization	51.0	26.5	24.5	122.8	76.8	46.0
Other taxes	18.9	9.3	9.6	38.1	27.8	10.3
Earnings from equity method investees	5.6	6.2	(0.6)	22.7	19.4	3.3
Other income	2.7	1.7	1.0	5.9	4.3	1.6
Interest and related charges	9.1	7.9	1.2	24.9	23.7	1.2
Net income including noncontrolling interest and predecessors	$158.6	$34.9	$123.7	$324.5	$120.8	$203.7
Less: Net income (loss) attributable to noncontrolling interest	111.1	(13.7)		171.8	(22.0)
Net income attributable to partners	$47.5	$48.6		$152.7	$142.8
EBITDA	$218.7	$69.3		$472.2	$221.3
Adjusted EBITDA	$76.0	$76.2		$231.8	$220.2
Distributable cash flow	$50.1	$45.8		$151.5	$130.6

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measure for the three and nine months ended September 30, 2018 and 2017.

	Third Quarter		Year-To-Date
	2018	2017	2018	2017
(millions)
Adjustments to reconcile net income including noncontrolling interest and predecessors to EBITDA and Adjusted EBITDA:
Net income including noncontrolling interest and predecessors	$158.6	$34.9	$324.5	$120.8
Add:
Depreciation and amortization	51.0	26.5	122.8	76.8
Interest and related charges	9.1	7.9	24.9	23.7
EBITDA	$218.7	$69.3	$472.2	$221.3
Distributions from equity method investees	8.5	8.2	25.7	22.2
Less:
Earnings from equity method investees	5.6	6.2	22.7	19.4
EBITDA attributable to noncontrolling interest	145.6	(4.9)	243.4	3.9
Adjusted EBITDA	$76.0	$76.2	$231.8	$220.2

The following table presents a reconciliation of distributable cash flow to the most directly comparable GAAP financial measure for the three and nine months ended September 30, 2018 and 2017.

	Third Quarter		Year-To-Date
	2018	2017	2018	2017
(millions)
Adjustments to reconcile net cash provided by operating activities to distributable cash flow:
Net cash provided by operating activities(1)	$33.1	$71.9	$349.9	$247.4
Less:
Cash attributable to (from) noncontrolling interest(2)	63.9	(1.7)	123.3	18.9
Restricted cash for customer deposits	(100.8)	—	19.6	—
Other changes in working capital and noncash adjustments	6.0	2.6	12.3	(8.3)
Cash received from distribution reserve(2)	—	—	12.5	—
Adjusted EBITDA	76.0	76.2	231.8	220.2
Adjustments to cash:
Less: Distributions to preferred unitholders(3)	(9.5)	(9.5)	(28.5)	(28.5)
Plus (less): Contract liabilities(4)	3.5	(0.1)	5.4	(0.4)
Less: Amortization of regulatory liability(5)	(0.7)	(0.7)	(2.1)	(2.1)
Less: Maintenance capital expenditures(6)	(10.8)	(12.8)	(28.9)	(38.7)
Plus: Acquisition costs funded by Dominion Energy	—	1.7	—	5.9
Less: Interest expense and AFUDC equity	(8.4)	(9.1)	(26.4)	(26.0)
Plus: Non-cash director compensation	—	0.1	0.2	0.2
Distributable cash flow	$50.1	$45.8	$151.5	$130.6
(1)

Amounts for 2017 have been recast to reflect the adoption in the first quarter of 2018 of a new accounting standard for the presentation of equity method investment distributions within the Consolidated Statements of Cash Flows. As a result, net cash provided by operating activities for the nine months ended September 30, 2017 includes $0.5 million of amounts previously reported in investing activities. As such, this reconciliation does not include an adjustment for equity method investee distributions included in investing activities.

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
(4)

Adjustment to reflect the difference between cash received and revenue recognized related to certain contracts and for facilities payments that are deferred and recognized over the related customer contract periods.

(5)	Represents the monetization of a bankruptcy claim being amortized into income through February 2024.
(6)

Amounts include accruals. For the three and nine months ended September 30, 2018, amount excludes $13.4 million and $30.4 million, respectively, of Dominion Energy funded maintenance capital expenditures related to the Cove Point LNG Facility, Cove Point Pipeline and Liquefaction Project. For the three and nine months ended September 30, 2017, amount excludes $13.9 million of $28.1 million, respectively, of Dominion Energy funded maintenance capital expenditures related to the Cove Point LNG Facility and Cove Point Pipeline. Dominion Energy has indicated that it intends to continue providing the funding necessary for such expenditures, but it is under no obligation to do so.

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

An analysis of Dominion Energy Midstream's results of operations follows:

Third Quarter 2018 vs. 2017

Net revenue increased $180.0 million, primarily reflecting:

•

A $162.2 million increase from terminalling services provided to the Export Customers upon commencement of commercial operations of the Liquefaction Project in April 2018 ($174.9 million), partially offset by credits associated with the start-up phase of the Liquefaction Project ($12.7 million);

•	Regulated gas transportation contracts with the Export Customers beginning in April 2018 ($19.3 million); and
•	The Charleston Project ($4.7 million), which was placed into service in March 2018; partially offset by
•	The impact of the Cove Point rate case approved by FERC in November 2017 ($3.3 million).

In addition, operating revenue and purchased gas and other decreased $8.6 million for fuel retained on certain transportation and storage agreements from the adoption of revised accounting guidance in January 2018.

Other operations and maintenance increased 64%, primarily due to an increase in operating expenses from the commercial operations of the Liquefaction Project ($12.8 million) and costs associated with regulated gas transportation contracts to serve the Export Customers ($5.2 million).

Depreciation and amortization increased 92%, primarily due to the Liquefaction Project commencing commercial operations in April 2018.

Other taxes increased $9.6 million, primarily due to property taxes associated with the Liquefaction Project commencing commercial operations.

Other income increased 59%, primarily due to interest income on Cove Point’s promissory note receivable from Dominion Energy issued in September 2018.

Interest and related charges increased 15%, primarily due to Cove Point’s term loan borrowing in September 2018.

Year-To-Date 2018 vs. 2017

Net revenue increased 92%, primarily reflecting:

•

A $286.2 million increase from terminalling services provided to the Export Customers upon commencement of commercial operations of the Liquefaction Project in April 2018 ($333.6 million), partially offset by credits associated with the start-up phase of the Liquefaction Project ($47.4 million);

•	Regulated gas transportation contracts with the Export Customers beginning in April 2018 ($37.8 million); and
•	The Charleston Project ($10.4 million), which was placed into service in March 2018; partially offset by
•	A decrease from import contracts ($19.0 million);
•	The impact of the Cove Point rate case approved by FERC in November 2017 ($10.1 million); and
•	The unrecovered portion of an LNG cooling cargo received in February 2018 ($3.3 million).

In addition, operating revenue and purchased gas and other decreased $28.7 million for fuel retained on certain transportation and storage agreements from the adoption of revised accounting guidance in January 2018. These decreases were partially offset by the recovered portion of an LNG cooling cargo received in 2018 ($5.7 million) compared to no such cargos received in 2017.

Other operations and maintenance increased 44%, primarily due to an increase in operating expenses from the commercial operations of the Liquefaction Project ($23.4 million), costs associated with regulated gas transportation contracts to serve the Export Customers ($10.5 million) and an increase in labor and outside service costs associated with Cove Point’s operations affected by the Liquefaction Project prior to commencement of commercial operations ($4.3 million).

Depreciation and amortization increased 60%, primarily due to the Liquefaction Project commencing commercial operations in April 2018.

Other taxes increased 37%, primarily due to property taxes associated with the Liquefaction Project commencing commercial operations.

Earnings from equity method investees increased 17%, primarily due to higher earnings from unsubscribed capacity as a result of an increase in heating degree days at Iroquois.

Other income increased 37%, primarily due to interest income on Cove Point’s promissory note receivable from Dominion Energy issued in September 2018 ($1.2 million) and interest income on increased customer collateral deposits ($1.2 million), partially offset by a decrease in AFUDC associated with rate-regulated projects ($0.8 million).

Interest and related charges increased 5%, primarily due to higher interest expense on increased customer collateral deposits ($1.9 million), Cove Point’s term loan borrowing in September 2018 ($1.2 million) and revolving credit facility borrowings ($1.2 million), partially offset by lower interest expense on refinanced senior notes ($3.4 million).

Segment Results of Operations

Presented below is a summary of contributions by Dominion Energy Midstream's operating segment to net income including noncontrolling interest and predecessors:

	Third Quarter			Year-To-Date
	2018	2017	$ Change	2018	2017	$ Change
(millions)
Gas Infrastructure	$158.6	$36.6	$122.0	$324.5	$126.7	$197.8
Corporate and Other	—	(1.7)	1.7	—	(5.9)	5.9
Consolidated	$158.6	$34.9	$123.7	$324.5	$120.8	$203.7

Gas Infrastructure

The following table summarizes the key factors impacting Gas Infrastructure’s contribution to net income including noncontrolling interest and predecessors.

	Third Quarter 2018 vs. 2017 Increase/(Decrease)	Year-To-Date 2018 vs. 2017 Increase/(Decrease)
(millions)
Liquefaction Project commercial operations	$112.1	$200.1
Transportation services to Export Customers	16.7	29.9
Import contracts	—	(19.0)
Cove Point rate case	(2.0)	(6.2)
Growth projects placed into service, excluding the Liquefaction Project	4.2	9.8
Labor and outside service costs associated with the Liquefaction Project during construction	—	(4.3)
Earnings from equity method investees	(0.6)	3.3
Unrecovered portion of an LNG cooling cargo	—	(3.3)
Other	(8.4)	(12.5)
Change in net income contribution	$122.0	$197.8

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

Liquidity and Capital Resources

Overview

Dominion Energy Midstream's ongoing principal sources of liquidity may include distributions received from Cove Point from our Preferred Equity Interest, cash generated from operations of DECG and Dominion Energy Questar Pipeline, distributions received from our noncontrolling partnership interests in Iroquois and White River Hub, borrowings under our credit facility and issuances of debt and equity securities. We believe that cash from these sources will be sufficient to pay distributions on our common and preferred units while continuing to meet our short-term working capital requirements and our long-term capital expenditure requirements. We expect to have sufficient distributable cash flow to pay the minimum quarterly distribution of $0.3340 per common unit, which equates to $42.3 million per quarter, or $169.1 million per year in the aggregate, based on the number of common units outstanding at September 30, 2018. We do not have a legal or contractual obligation to pay distributions quarterly or on any other basis or at the minimum quarterly distribution rate or at any other rate on our common units, and there is no guarantee that we will pay distributions to such unitholders in any quarter.

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

Dominion Energy Offer to Acquire Publicly Owned Common Units

In September 2018, Dominion Energy made a non-binding offer to Dominion Energy Midstream to acquire all outstanding common units not owned by Dominion Energy. Under the terms of the offer, each outstanding publicly held Dominion Energy Midstream common unit would be converted to 0.2468 Dominion Energy common shares. Also under the offer, the Series A Preferred Units not held by Dominion Energy would be converted into common units, pursuant to Dominion Energy Midstream’s partnership agreement, and receive the same per-unit consideration as the outstanding public common units.

The Board of Directors of Dominion Energy Midstream GP has authorized its conflicts committee of independent directors to review and consider the offer. Any definitive agreement is subject to approval of a majority of the outstanding common units and a majority of the outstanding common units and Series A Preferred Units voting together as a class, and is expected to contain customary closing conditions.

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

Outstanding Indebtedness

In connection with the Offering, Dominion Energy Midstream entered into a $300.0 million credit facility with Dominion Energy, which had $26.4 million outstanding at December 31, 2017. This facility was terminated in May 2018. In March 2018, Dominion Energy Midstream entered into a $500.0 million revolving credit facility with certain third party lenders, which had $73.0 million outstanding at September 30, 2018.

In March 2018, Cove Point entered into a $50.0 million intercompany revolving credit agreement with Dominion Energy, which matures in March 2019 and bears interest at a variable rate, for the purposes of funding items other than capital expenditures. There was no outstanding balance under this credit agreement at September 30, 2018.

In September 2018, Cove Point closed on a $3.0 billion term loan that is secured by Dominion Energy’s common equity interest in Cove Point, bears interest at a variable rate and matures in 2021. In accordance with the terms of the term loan, Cove Point borrowed $2.0 billion at closing and can borrow up to an additional $1.0 billion by the end of 2018. Cove Point loaned the net proceeds to Dominion Energy in exchange for an up to $3.0 billion promissory note, which includes the ability to loan an additional $1.0 billion by the end of 2018.

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

For the nine months ended September 30, 2018, Dominion Energy Midstream paid total capital expenditures of $222.5 million, which included $59.3 million of maintenance capital expenditures.

Our significant capital projects, all of which are expansion projects, are described further below:

•

Total costs of the Eastern Market Access Project are estimated to be approximately $150 million. Through September 30, 2018, approximately $77 million of costs had been incurred. Construction on the project began in the second quarter of 2018, and the project facilities are expected to be placed into service in late 2019. In October 2018, Cove Point announced it is evaluating alternatives to a proposed Charles County, Maryland compressor station that was initially part of this project.  Cove Point is working with the project customers to evaluate alternatives to meet their needs. Any resulting modification resulting from ongoing negotiation with the project customers could impact Dominion Energy Midstream’s financial results of operations and/or financial position.

•

In September 2016, DECG entered into a facilities agreement with SCE&G to commit up to $9 million to improve certain measuring and regulation stations over the next seven years in exchange for a 20-year firm transportation commitment of 12,000 Dth/day. We currently expect to improve three to four stations per year over the next seven years, however, DECG is obligated to fund these station improvements only after they are mutually identified and agreed to with SCE&G. Total project costs were less than $1 million through September 30, 2018.

•

In March 2017, Dominion Energy Questar Pipeline committed to upgrade certain facilities and increase capacity, including the Hyrum Project, and entered into agreements to provide firm transportation service to Questar Gas Company, an affiliate. Total costs of these projects are expected to be approximately $10 million through 2027. Through September 30, 2018, approximately $6 million of costs had been incurred related to these projects.

•

In December 2017, Dominion Energy Questar Pipeline filed with FERC to convert a portion of existing interruptible storage capacity to firm capacity and increase the minimum required deliverability at the Clay Basin storage facility by the end of 2018. Total costs of this project are estimated to be approximately $5 million. Through September 30, 2018, approximately $2 million of costs had been incurred related to this project.

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

Distributions

Distributions are declared subsequent to quarter end.  The table below summarizes the quarterly distributions on common units.

Quarterly Period Ended	Total Quarterly Distribution (per unit)	Total Cash Distribution (in millions)	Date of Declaration	Date of Record	Date of Distribution
December 31, 2016	$0.2605	$27.5	January 25, 2017	February 6, 2017	February 15, 2017
March 31, 2017	0.2740	30.1	April 21, 2017	May 5, 2017	May 15, 2017
June 30, 2017	0.2880	32.9	July 21, 2017	August 4, 2017	August 15, 2017
September 30, 2017	0.3025	35.8	October 24, 2017	November 6, 2017	November 15, 2017
December 31, 2017	0.3180	39.1	January 25, 2018	February 5, 2018	February 15, 2018
March 31, 2018	0.3340	42.3	April 20, 2018	May 4, 2018	May 15, 2018
June 30, 2018	0.3510	44.4	July 25, 2018	August 6, 2018	August 15, 2018
September 30, 2018	0.3690	46.7	October 19, 2018	November 5, 2018	November 15, 2018

Record holders of the Series A Preferred Units are entitled to receive cumulative quarterly distributions, payable in cash, payable in kind or a combination thereof at the option of our general partner, equal to $0.3134 per Series A Preferred Unit in respect of each quarter ending before December 1, 2018. The table below summarizes the quarterly distributions on the Series A Preferred Units.

Quarterly Period Ended	Total Distribution (in millions)		Amount Payable in Cash (in millions)	Amount Payable in Kind (in millions)
December 31, 2016	$3.2	(1)	$3.2	$—
March 31, 2017	9.5		9.5	—
June 30, 2017	9.5		9.5	—
September 30, 2017	9.5		9.5	—
December 31, 2017	9.5		9.5	—
March 31, 2018	9.5		9.5	—
June 30, 2018	9.5		9.5	—
September 30, 2018	9.5		9.5	—
(1)

For the period subsequent to the issuance of the Series A Preferred Units through December 31, 2016, the initial quarterly cash distribution was calculated as the minimum quarterly distribution of $0.3134 per unit prorated for the portion of the quarter subsequent to the issuance of the Series A Preferred Units.

Cash Flows

A summary of cash flows is presented below:

	Nine Months Ended September 30,
	2018	2017
(millions)
Cash, restricted cash and equivalents at beginning of year	$23.7	$64.6
Cash flows provided by (used in):
Operating activities	349.9	247.4
Investing activities	(2,211.2)	(728.2)
Financing activities	1,940.1	520.0
Net increase in cash, restricted cash and equivalents	78.8	39.2
Cash, restricted cash and equivalents at September 30	$102.5	$103.8

Operating Cash Flows

In the first nine months of 2018, net cash provided by Dominion Energy Midstream's operating activities increased $102.5 million, primarily due to the commencement of commercial operations of the Liquefaction Project, partially offset by changes in other working capital items.

Investing Cash Flows

In the first nine months of 2018, net cash used in Dominion Energy Midstream's investing activities increased $1.5 billion, primarily due to a promissory note receivable issued from Dominion Energy in September 2018, partially offset by lower expenditures for the Liquefaction Project, which was placed into service in April 2018.

Financing Cash Flows and Liquidity

In the first nine months of 2018, net cash provided by Dominion Energy Midstream's financing activities increased $1.4 billion, primarily due to Cove Point’s term loan borrowing in September 2018, partially offset by lower capital contributions from Dominion Energy to fund the Liquefaction Project.

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

In March 2018, Dominion Energy Midstream filed an SEC shelf registration statement for the ability to sell common units through an at-the-market program, to replace the existing program, and pursuant to which it may offer from time to time up to $500.0 million aggregate amount of its common units.  Sales of common units, if any, can be made by means of ordinary brokers' transactions on the NYSE, in block transactions, or as otherwise agreed to between the sales agents and us. While no additional units have been issued under the new program in 2018, the units previously issued under the 2016 program reduce the aggregate amount of common units available under the new program by $22.2 million. At September 30, 2018, Dominion Energy Midstream has the ability to issue $477.8 million of common units under the new program.

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

At September 30, 2018, Dominion Energy Midstream provided service to approximately 160 customers, including the Export Customers, Storage Customers, marketers or end users, power generators, utilities and the Import Shippers. The two largest customers comprised approximately 60% and 48% of the total operating revenue for the three and nine months ended September 30, 2018, respectively. See Note 15 to the Consolidated Financial Statements for additional information.

Contractual Obligations

At September 30, 2018, there have been no material changes outside the ordinary course of business to Dominion Energy Midstream's contractual obligations as disclosed in MD&A in the Dominion Energy Midstream Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

Other than the holding of surety bonds as discussed in Note 14 to the Consolidated Financial Statements, Dominion Energy Midstream had no off-balance sheet arrangements at September 30, 2018.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In connection with the Dominion Energy Questar Pipeline Acquisition, we borrowed $300.0 million under a three-year variable rate term loan agreement. In March 2018, Dominion Energy Midstream entered into a $500.0 million variable rate revolving credit facility with certain third party lenders. At September 30, 2018, $73.0 million was outstanding under this facility. In September 2018, Cove Point closed on an up to $3.0 billion term loan that is secured by Dominion Energy’s common equity interest in Cove Point, bears interest at a variable rate and matures in 2021. In accordance with the terms of the loan, Cove Point borrowed $2.0 billion at closing and can borrow up to an additional $1.0 billion by the end of 2018. A hypothetical 10% increase in market interest rates would have resulted in an $8.8 million decrease in earnings at September 30, 2018.

Effective March 2017, Dominion Energy Midstream uses interest rate derivatives to manage risks associated with variable interest rates. At September 30, 2018, Dominion Energy Midstream had $300.0 million in aggregate notional amounts of these interest rate derivatives outstanding, all of which were designated as cash flow hedges of forecasted interest payments. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of $0.8 million in the fair value of Dominion Energy Midstream's interest rate derivatives at September 30, 2018.

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

In August 2018, Cove Point and DECG completed the implementation of a new fixed assets tracking system.  Throughout this system implementation, Dominion Energy Midstream appropriately considered internal controls over financial reporting.

Other than with respect to this item, there were no changes that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect Dominion Energy Midstream’s internal control over financial reporting.

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

See the following for discussions on various environmental and other regulatory proceedings to which Dominion Energy Midstream is a party, which information is incorporated herein by reference:

•	Notes 14 and 20 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in Dominion Energy Midstream's Annual Report on Form 10-K for the year ended December 31, 2017.
•	Notes 11 and 14 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in Dominion Energy Midstream’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
•	Notes 11 and 14 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in Dominion Energy Midstream’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
•	Notes 11 and 14 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in this report.

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

3.2

Fourth Amended and Restated Agreement of Limited Partnership of Dominion Energy Midstream Partners, LP, dated as of February 27, 2018, by and among Dominion Energy Midstream GP, LLC and other persons who are or may become partners (Exhibit 3.2, Form 10-K for the fiscal year ended December 31, 2017, filed February 27, 2018, File No. 1-36684).

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

101

The following financial statements from Dominion Energy Midstream’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on November 2, 2018, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity and Partners’ Capital, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION ENERGY MIDSTREAM PARTNERS, LP
Registrant

By: Dominion Energy Midstream GP, LLC, its general partner

November 2, 2018	/s/ Michele L. Cardiff
Michele L. Cardiff
Vice President, Controller and
Chief Accounting Officer